Form 10-Q
period 2002-06-30
MLM INDEX FUND
filed 2002-08-14
CIK 1075058

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

               For the quarterly period ended June 30, 2002,

                                     or

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                     For the transition period from to

-------------------------------------------------------------------------------

                      COMMISSION FILE NUMBER 0-49767
-------------------------------------------------------------------------------

                        MLM INDEX FUND
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                                  DELAWARE
-------------------------------------------------------------------------------
       (State or other jurisdiction of incorporation or organization)

                   47 Hulfish Street, Suite 510, Princeton, New Jersey
-------------------------------------------------------------------------------
                 (Address of principal executive offices)

        Unleveraged Series:  22-2897229
        Enhanced Series:  22-3722683
-------------------------------------------------------------------------------
                   (IRS Employer Identification Number)

                                  08542
-------------------------------------------------------------------------------
                                (Zip Code)

                              (609) 924-8868
-------------------------------------------------------------------------------
           (Registrant's telephone number including area code)



-------------------------------------------------------------------------------
          (Former name, former address and former fiscal year, if
                         changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X        No
                                 -----         -----

                               MLM INDEX FUND
                                   INDEX

                                                                           PAGE
PART I - FINANCIAL INFORMATION                                              NO.
-------------------------------------------------------------------------------

Interim Statements of Financial Condition as of June 30,
2002 (unaudited) and December 31, 2001 (audited)..............................3
-------------------------------------------------------------------------------

Interim Condensed Schedule of Investments as of June 30, 2002 (unaudited)
and December 31, 2001 (audited)...............................................4
-------------------------------------------------------------------------------

Interim Statements of Operations For the Three Months Ended June 30, 2002
and 2001 and For The Six Months Ended June 30, 2002 and 2001..................5
-------------------------------------------------------------------------------

Unaudited Interim Condensed Statement of Changes in Partners' Capital
for the Six Months Ended June 30, 2002 and 2001...............................6
-------------------------------------------------------------------------------

Notes to Unaudited Interim Condensed Financial Statements for the
Six Months Ended June 30, 2002................................................8
-------------------------------------------------------------------------------

Item 2        Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................12
-------------------------------------------------------------------------------
Item 3        Quantitative and Qualitative Disclosures of Market Risk........15
-------------------------------------------------------------------------------

PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

Item 1         Legal Proceedings.............................................16
-------------------------------------------------------------------------------

Item 2         Changes in Securities and Use of Proceeds.....................16
-------------------------------------------------------------------------------

Item 3         Defaults Upon Senior Securities...............................17
-------------------------------------------------------------------------------

Item 4        Submission of Matters to a Vote of Security Holders............17
-------------------------------------------------------------------------------

Item 5         Other Information.............................................17
-------------------------------------------------------------------------------

Item 6         Exhibits and Reports on Form 8-K..............................17
-------------------------------------------------------------------------------

Signatures...................................................................18
-------------------------------------------------------------------------------

MLM Index Fund
INTERIM STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2002 (Unaudited) AND DECEMBER 31, 2001 (Audited)


                                                              June 30,       December 31,
                                                                 2002            2001
                                                         ---------------------------------------
Assets
Cash and cash equivalents                                  $   163,699,453       $169,990,375
Due from broker                                                 15,873,877         26,142,375
Certificate of deposit, at value (cost $14,120,000
  and $4,501,775)                                               14,120,063          4,502,290
Other assets                                                       284,466            498,747
                                                         ---------------------------------------
Total assets                                               $   193,977,859       $201,133,787
                                                         =======================================

Liabilities and investors' interest
Redemptions payable                                        $     2,844,788       $  3,163,339
Brokerage commission payable                                       285,879            257,122
Management fee payable                                             238,775            255,466
Subscriptions received in advance                                   25,000                  -
Accrued expenses                                                   189,286            251,183
                                                         ---------------------------------------
Total liabilities                                                3,583,728          3,927,110

Investors' interest                                            190,394,131        197,206,677
                                                         ---------------------------------------
Total liabilities and investors' interest                  $   193,977,859       $201,133,787
                                                         =======================================


See Notes to Financial Statements

MLM Index Fund
INTERIM CONDENSED SCHEDULES OF INVESTMENTS:

JUNE 30, 2002 (Unaudited)
                                                               Percentage of
     Security Description                Market Value       Investors' Interest
-------------------------------------------------------------------------------

Futures Contracts-3.54%
   Long                                  $5,638,984                2.96%
   Short                                  1,100,007                 .58%
                                      -----------------       -----------------
Net unrealized appreciation on
   futures contracts                     $6,738,991                3.54%
                                      =================       =================

Certificate of Deposit-7.42%            $14,120,063                 7.42%
                                      =================       =================


December 31, 2001 (Audited)
                                                               Percentage of
     Security Description                Market Value       Investor's Interest
-------------------------------------------------------------------------------

Futures Contracts- 3.55%
   Long                                 $(1,690,259)               (0.86%)
   Short                                  8,694,100                 4.41%
                                      -----------------       -----------------
Net unrealized appreciation on
   futures contracts                     $7,003,841                 3.55%
                                      ==================      =================


Certificate of Deposit-2.28%             $4,502,290                 2.28%
                                      ==================      ==================



See Notes to Financial Statements

MLM Index Fund
UNAUDITED INTERIM STATEMENTS OF OPERATIONS

                                          For the three       For the three     For the six      For the six
                                           months ended        months ended     months ended     months ended
                                          June 30, 2002       June 30, 2001    June 30, 2002     June 30, 2001

Investment income
Interest                                  $   898,217         $  1,268,265        $ 1,784,382     $  2,525,662

Expenses
Brokerage commissions                         662,588              430,502          1,405,854          779,972
Management fee                                624,612              354,733          1,328,160          641,438
Operating expenses                            166,462              156,104            346,652          272,280
                                       --------------------------------------------------------------------------
Total expenses                              1,453,662              941,339          3,080,666        1,693,690

Net investment income (loss)                 (555,445)             326,926         (1,296,284)         831,972

Realized and unrealized gain (loss)
on investments
Net realized gain (loss)                  (18,637,756)             (30,005)       (29,091,273)       4,886,258
Net change in unrealized
  appreciation (depreciation)
  on investments                           14,210,356           (2,166,779)          (521,393)      (1,510,998)
                                       ---------------------------------------------------------------------------

Net realized and unrealized gain
(loss) on investments                      (4,427,400)          (2,196,784)       (29,612,666)       3,375,260
                                       ---------------------------------------------------------------------------
Net income (loss)
                                         $ (4,982,845)        $ (1,869,858)     $ (30,908,950)     $ 4,207,232
                                       ===========================================================================


See Notes to Financial Statements

MLM Index Fund
UNAUDITED INTERIM STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                           Enhanced Series
                               -----------------------------------------------------------------------------
                                                                                                Total
                               Class A-1     Class A    Class B-1     Class B      Class C     Enhanced
                                 Shares      Shares      Shares        Shares      Shares       Series

                               -----------------------------------------------------------------------------

Investors' interest at         $153,689    $26,820,513  $4,193,995   $91,711,548  $4,024,210   $126,903,955
December 31, 2001
Subscriptions                         -      4,391,365      24,875    20,465,537   2,457,750     27,339,527
Redemptions                     (19,733)    (1,636,332)   (685,975)   (6,288,372)          -     (8,630,412)
Transfers                        54,046       (651,375)          -    (2,061,256)          -     (2,658,585)
Net (loss)                      (33,256)    (5,659,071)   (695,754)  (19,381,087)   (836,448)   (26,605,616)
                               -----------------------------------------------------------------------------
Investors' interest at
June 30, 2002                  $154,746    $23,265,100  $2,837,141   $84,446,370  $5,645,512   $116,348,869
                               =============================================================================

Shares at December 31, 2001       1,241        242,231      33,918       803,319      42,419      1,123,128
Subscriptions                         -         46,920         197       207,906      32,420        287,443
Redemptions                        (199)       (16,370)     (5,538)      (63.174)          -        (85,281)
Transfers                           526         (7,530)          -       (21.367)          -        (28,371)
                               -----------------------------------------------------------------------------
Shares at June 30, 2002           1,568        265,251      28,577       926.684      74,839      1,296,919
                               =============================================================================
Net asset value per share:
   June 30,2002                  $98.70        $ 87.71      $99.28        $91.13      $75.44
                               ==============================================================

                                                        Unleveraged Series
                              ------------------------------------------------------------------------------
                                                                                                 Total
                                                                                  Total         Investors'
                              Class A-1     Class A     Class B-1     Class B    Unleveraged    Interest
                                Shares       Shares      Shares        Shares      Series       ($100 Par
                                                                                               Value/Share)
                              ------------------------------------------------------------------------------

Investors' interest at         $910,801     $8,248,822  $1,985,391   $59,157,708 $70,302,722   $197,206,677
December 31, 2001
Subscriptions                         -      4,301,330           -    10,690,287  14,991,617     42,331,144
Redemptions                     (21,267)      (114,852)   (600,605)   (8,867,604) (9,604,328)   (18,234,740)
Transfers                       (54,046)       (85,290)          -     2,797,921   2,658,585              -
Net (loss)                      (58,068)      (707,871)    (82,364)   (3,455,031) (4,303,334)   (30,908,950)
                              ------------------------------------------------------------------------------
Investors' interest at
June 30, 2002                  $777,420    $11,642,139  $1,302,422   $60,323.281 $74,045,262   $190,394,131
                              ==============================================================================

Shares at December 31, 2001       7,976         74,313      16,874       517,660     616,823      1,739,951
Subscriptions                         -         39,885           -        98,118     138,003        425,446
Redemptions                        (199)        (1,102)     (5,092)      (78,470)    (84,863)      (170,144)
Transfers                          (500)          (783           -        25,836      24,553         (3,818)
                              ------------------------------------------------------------------------------
Shares at June 30, 2002           7,277        112,313      11,782       563,144     694,516      1,991,435
                              ===============================================================================
Net asset value per share:
   June 30,2002                 $106.85        $103.66     $110.55       $107.12
                              ==================================================

See Notes to Financial Statements


MLM Index Fund
UNAUDITED INTERIM STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                           Enhanced Series
                               ----------------------------------------------------------------------------
                                                                                                  Total
                               Class A-1      Class A    Class B-1    Class B      Class C       Enhanced
                                 Shares       Shares      Shares       Shares      Shares         Series
                               ----------------------------------------------------------------------------

Investors' interest at         $154,798    $13,081,512  $4,828,988   $48,129,532   $       -   $
December 31, 2000                                                                                66,194,830
Subscriptions                         -      7,454,082           -    25,719,424     696,500     33,870,006
Redemptions                           -     (3,122,584)    (70,475)   (5,515,949)          -     (8,709,008)
Transfers                             -        280,601           -        77,505           -        358,106
Net income                        6,772        313,113     248,703     2,736,325           -      3,304,913
                               -----------------------------------------------------------------------------
Investors' interest at
June 30, 2001                  $161,570    $18,006,724  $5,007,216   $71,146,837    $696,500    $95,018,847
                               =============================================================================

Shares at December 31, 2000       1,241        116,013      39,358       420,014           -        576,626
Subscriptions                         -         64,287           -       218,713       6,965        289,965
Redemptions                           -        (28,939)       (547)      (45,539)          -        (75,025)
Transfers                             -          2,439           -           647           -          3,086
                               -----------------------------------------------------------------------------
Shares at June 30, 2001           1,241        153,800      38,811       593,835       6,965        794,652
                               =============================================================================
Net asset value per share:
   June 30,2001                 $130.22        $117.08     $129.01       $119.81     $100.00
                               ==============================================================

                                                          Unleveraged Series
                               ----------------------------------------------------------------------------
                                                                                                 Total
                                                                                   Total        Investors'
                               Class A-1    Class A      Class B-1     Class B  Unleveraged      Interest
                                 Shares      Shares       Shares        Shares     Series       ($100 Par
                                                                                               Value/Share)
                               ----------------------------------------------------------------------------
Investors' interest at         $896,523     $2,202,280  $2,076,846   $10,863,434  $16,039,083   $82,233,913
December 31, 2000
Subscriptions                         -      2,094,112           -    37,610,592   39,704,704    73,574,710
Redemptions                           -        (39,927)       (381)   (2,298,056)  (2,338,364)  (11,047,372)
Transfers                             -       (501,078)          -       142,972     (358,106)            -
Net income                       22,300         52,298      62,254       765,467      902,319     4,207,232

                               ----------------------------------------------------------------------------
Investors' interest at         $918,823     $3,807,685  $2,138,719   $47,084,409  $53,949,636  $148,968,483
June30, 2001
                               ============================================================================


Shares at December 31, 2000       7,976         20,068      18,112        97,105      143,261       719,887
Subscriptions                         -         18,713           -       331,135      349,848       639,813
Redemptions                           -           (359)         (3)      (19,942)     (20,304)      (95,329)
Transfers                             -         (4,494)          -         1,244       (3,250)         (164)
                               -----------------------------------------------------------------------------
Shares at June 30, 2001           7,976         33,928      18,109       409,542      469,555     1,264,207
                               =============================================================================

Net asset value per share:
   June 30,2001                 $115.21        $112.23     $118.11       $114.97
                               =================================================

See Notes to Financial Statements

MLM Index Fund
Notes to Financial Statements


1. Significant Accounting Policies

Organization and Basis of Financial Statements

MLM Index Fund (the "Fund") was formed under the Business Trust Statute of the State of Delaware as a business trust in December 1997 and commenced operations on January 4, 1999. The Fund was organized for the primary purpose of seeking capital appreciation through the speculative trading of a diversified portfolio of futures contracts traded on U.S. exchanges using the MLM Index Trading Program, which is based upon the MLM Index. The MLM Index is a benchmark of the hypothetical returns available to a futures investor. The Index is comprised of a diverse portfolio of futures markets, including both financial and tangible markets. Only highly-liquid U.S. futures markets are currently included in the MLM Index.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of short term money market investments and deposits in money market mutual funds, which are carried at cost plus accrued interest, which approximates market value. At June 30, 2002 and December 31, 2001, the Fund had approximately $31,356,000 and $5,967,000, respectively, in overnight funds with one major domestic bank and $144,786,565 and $162,340,000 at June 30, 2002 and December 31, 2001
invested in money market securities, respectively.

Certificate of Deposit

At June 30, 2002 and December 31, 2001, the Fund held certificates of deposits with a large financial institution in the amount of $14,120,063 and $4,502,290, which mature on various dates throughout 2002.

MLM Index Fund
Notes to Financial Statements (continued)

1. Significant Accounting Policies (continued)

Valuation of Trading Positions

The Fund's trading positions are valued at market value, including accrued interest where applicable, and are included in amounts due from broker. Market value is principally based on listed market prices or broker or dealer price quotations. The resulting change in unrealized profit or loss is reflected in trading results for the period.


Income Taxes

The Unleveraged Series and the Enhanced Series each will be classified for federal income tax purposes as a separate partnership. Interest Holders of a Series will reflect their proportionate share of realized profit or loss on their separate tax returns. Accordingly, no provisions for income taxes are required for the Fund.

2. Investors' Interest

The Fund is comprised of two series: the Unleveraged Series, which attempts to replicate the MLM Index without leverage, and the Enhanced Series, which trades the MLM Index at three times leverage. Prior to June 2001, each Series had four classes of shares: Class A-1, Class A (formerly Class A-2), Class B-1, and Class B (formerly Class B-2). In June 2001, an additional class of shares, Class C, was offered under the Enhanced Series. Class A-1 and Class B-1 Interests are no longer offered to new interestholders. Class A, Class B and Class C Interests are sold by authorized selling agents appointed by Mount Lucas Management Corporation (the "Manager") to accredited investors at a price equal to such Class' net asset value. Interests may be redeemed at net asset value as of the last day of any month upon at least ten business days written notice to the Manager.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor's capital account.

The Manager paid all of the expenses associated with the organization of the Fund and the offered interests. As a result, each investor pays the Manager an organizational fee in the amount of 0.5% of their initial investment (net of any selling commission) in any Series and any subsequent investment. The organizational fee is not charged once an investor has invested $1,000,000 or more.

MLM Index Fund
Notes to Financial Statements (continued)

2. Investors' Interest (continued)

The Class A Interests of the Unleveraged and Enhanced Series are subject to a sales commission of up to 4% of the subscription amount, payable to the selling agent from the investor's investment for each series. The amount of the sales commission will be determined by the selling agent.

As of June 30,2002, the Manager of the Fund had contributed $1,000 to each Series of the Fund.

3. Margin Requirements

The Fund had margin requirements of approximately $19,581,405 and $24,020,446 at June 30, 2002 and December 31, 2001, respectively, which were satisfied by net unrealized profits and cash at the brokers.

4. Management Fee, Administrative Services and Other Transactions

The Fund pays the Manager a management fee as a percentage of net assets, as of the first day of each month at the annualized rates of 2.15% for Class A-1, 2.8% for Class A, 0.65% for Class B-1, 1.3% for Class B and 2.05% for Class C for the Enhanced Series and 1.25% for Class A-1, 1.5% for Class A, 0.25% for Class B-1 and 0.5% for Class B for the Unleveraged Series.

The Fund pays the introducing broker a brokerage fee as a percentage of net assets, as of the first day of each month at the annualized rates of 1.35% for Class A-1, 1.85% for Class A, 1.35% for Class B-1, 1.85% for Class B and 1.85% for Class C for the Enhanced Series and 0.65% for Class A-1, 0.85% for Class A, 0.65% for Class B-1 and 0.85% for Class B for the Unleveraged Series.

The Fund pays its legal, accounting, auditing and other operating expenses and fees. The manager will reimburse any Series for these expenses to the extent that they exceed 0.5% of the average net assets of such Series of the Fund in any calendar year. There were no reimbursements for the six months ended June 30, 2002 and for the year ended December 31, 2001.

MLM Index Fund
Notes to Financial Statements (continued)

5. Derivative Financial Instruments

Derivatives are financial instruments whose values are based upon an underlying asset (e.g., treasury bond), index (e.g., S&P 500) or reference rate (e.g., LIBOR). Over-the-counter ("OTC") derivative products are privately negotiated contractual agreements that can be tailored to meet individual client needs, and include forwards, swaps and certain options. Exchange traded derivative products are standardized contracts transacted through regulated exchanges and include futures, and certain option contracts listed on an exchange.

Derivatives are subject to various risks similar to non-derivative financial instruments including market, credit, liquidity and operational risk. The risk of derivatives should not be viewed in isolation but rather should be considered on an aggregate basis along with the Fund's other trading related activities.

The Fund purchases and sells futures in financial instruments and commodities. The Fund records its derivative activities on a mark-to-market basis with realized and unrealized gains (losses) recognized currently in the statements of operations and in due from brokers on the statements of financial condition.

The following table reflects the fair value of the Fund's derivative financial instruments.

                                            Fair Value at
                             June 30, 2002                December 31, 2001
                    ------------------------------------------------------------
                        Assets        Liabilities       Assets       Liabilities
                    ------------------------------------------------------------

Commodity Futures       $4,247,171     $2,185,972     $10,080,167    $2,683,961
Financial Futures        4,767,283         89,490       1,409,545     1,801,909
                    ------------------------------------------------------------
                        $9,014,454     $2,275,462     $11,489,712    $4,485,870
                    ============================================================

MLM Index Fund
Notes to Financial Statements (continued)
6.  Financial Highlights

The following represents the per share operating performance ratios to average limited partners' capital and other supplemental information for the six months ended June 30, 2002:

                                                                   Enhanced Series                      Unleveraged Series
                                                              ------------------------              -----------------------


                                       Class A-1  Class A  lass B-1  Class B   Class C  Class A-1  Class A   Class B-1  Class B
                                         Shares   Shares   Shares    Shares    Shares    Shares     Shares    Shares    Shares
                                -----------------------------------------------------------------------------------------------

  Per share operating performance:
     Net asset value per share,          $123.84    $110.72  $123.65   $114.22    $94.87   $114.19   $111.00  $117.66   $114.28
  December 31, 2001
       Income from investment
  operations:
       Net investment income (loss)        (1.17)     (1.64)   (0.37)    (0.98)    (1.10)    (0.30)    (0.45)    0.20      0.01
       Net realized and unrealized
  gain (loss) on Investment               (23.97)    (21.37)  (24.00)   (22.11)   (18.33)    (7.04)    (6.89)   (7.31)    (7.17)
  transactions
                                       ----------------------------------------------------------------------------------------
       Total from investment              (25.14)    (23.01)  (24.37)   (23.09)   (19.43)    (7.34)    (7.34)   (7.11)    (7.16)
  operations
                                       ----------------------------------------------------------------------------------------
       Net asset value per share,         $98.70     $87.71   $99.28    $91.13    $75.44   $106.85   $103.66  $110.55   $107.12
  June 30, 2002
                                       ========================================================================================

  Total Return:                           (20.32%)   (20.78%) (19.71%)  (20.18%)  (20.48%)   (6.44%)   (6.62%)  (6.05%)   (6.27%)

  Ratio to Average Net Assets:
       Net investment income (loss)        (1.05%)    (1.63%)  (0.33%)   (0.89%)   (1.28%)   (0.27%)   (0.43%)   0.17%     0.01%
       Expenses                            (1.99%)    (2.57%)  (1.24%)   (1.82%)   (2.19%)   (1.20%)   (1.43%)  (0.70%)   (0.93%)


Total return is calculated as the change in the net asset value per share for six months ending June 30, 2002. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average net assets, respectively, for each class, for the six months ended June 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and the Results of Operation.

General

MLM Index(TM) Fund is a business trust organized under the laws of Delaware. The Fund engages primarily in the speculative trading of a diversified portfolio of futures contracts traded on U.S. exchanges using the MLM Index(TM) Trading Program. Futures contracts are standardized contracts made on or through a commodity exchange and provide for future delivery of commodities, precious metals, foreign currencies or financial instruments and, in the case of certain contracts such as stock index futures contracts and Eurodollar futures contracts, provide for cash settlement. The Fund's objective is the appreciation of its assets through speculative trading. The Fund began trading on January 4, 1999.

         The Fund trades speculatively in a wide range of futures contracts traded on U.S. exchanges using the MLM Index(TM) Trading Program, which is based upon the MLM Index(TM). The MLM Index(TM) and the MLM Index(TM) Trading Program are both proprietary products of the Manager. The MLM Index(TM) Trading Program attempts to replicate the MLM Index(TM), before fees and expenses. Currently the Fund has two series of interests; the Unleveraged Series and the Enhanced Series. The Unleveraged Series attempts to replicate the MLM Index(TM) without any leverage, while the Enhanced Series trades the MLM Index(TM) Trading Program at three times leverage. Leverage is the ability to control large dollar amounts of a commodity with a comparatively small amount of capital. The Enhanced Series purchases or sells $3 market value of contracts for every $1 invested in the Series.

         In attempting to replicate the MLM Index(TM), the Manager will invest in the same markets as the MLM Index(TM); use the same algorithm to determine long versus short positions; make the same allocations to each market; and generally execute positions at almost the same time. The success of the trading program and hence the success of the Fund will depend upon the results of the MLM Index and the manager's ability to replicate those results in the futures markets. The success of the MLM Index depends on the existence of substantial long term price trends, either up or down, in the constituent markets of the MLM Index. Whether the Manager can capture those returns depends on its ability to execute the orders in the futures markets to replicate the MLM Index results. In addition, the success of the Fund will depend on the level of short term interest rates, since the majority of the assets of the Fund are held in short term interest rate instruments.

     Mount Lucas Management Corporation, a Delaware corporation, acts as the manager and trading advisor of the Fund. The Manager was formed in 1986 to act as an investment manager. As part of a planned merger in October 1999, the Manager combined operations with Mount Lucas Index Management Corporation (the former manager of the Fund), CA Partners, Inc. and Little Brook Corporation of New Jersey. The purpose of the merger was to streamline and consolidate the operations of the affiliated entities. As of June 30, 2002, the Manager had approximately $500 million of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

     The Fund and the Manager maintain their principal business office at 47 Hulfish Street, Suite 510, Princeton, New Jersey 08542 and their telephone number is (609) 924-8868.

Summary of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Fund's significant accounting policies are described in detail in Note 1 of the Notes to Financial Statements.

The Fund records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gain (loss) on investments in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

Results of Operations

     As of 6/30/2002, the Fund had assets of $193,977,859 compared with assets of $201,133,787 on 12/31/2001. Liabilities of the Fund totaled $3,583,728 compared with $3,927,110 for the previous fiscal year. In general, changes in the net assets of the Fund are the result of subscriptions and redemptions to the Fund, and the net income from operations, including the results from futures trading, interest income, and fees and expenses. For the six month period ending 6/30/2002, subscriptions to the Fund totaled $42,331,144 and redemptions totaled (18,234,740). During the 3 month period ending 6/30/2002, the Fund had a net loss of $(4,982,845) compared with a net loss of $(1,869,858) for the same period in 2001. During the six months ended 6/30/2002, the Fund had net income of $(30,908,950). In comparison, during the six months ended 6/30/2001, the Fund had net income of $4,207,232. During both periods, expenses increased. All expenses of the Fund are based on a percentage of assets, and therefore increase as the assets of the Fund increase.

     The losses in both the three and six month periods are directly related to the performance of the MLM Index, which the Fund is designed to replicate. During the 6 months ending 6/30/2001, the MLM Index performance of +4.0% was higher than the -5.43% recorded in the period ending
6/30/2002. The components of the return of the MLM Index are the capital gains earned from the changes in futures market prices, and the interest income earned on cash balances. The interest earned on the Fund's assets declined as a result of a decline in short term interest rates. The Fund had net capital losses that resulted directly from its replication of the MLM Index, and the expenses of the Fund. In general, the MLM Index requires substantial long term trends in futures prices in order to be profitable. During the six months ended 6/30/2002, a majority of the markets exhibited choppy behavior, which is not conducive to profitability.
In particular, the energy sector, which includes the crude oil, heating oil, unleaded gasoline and natural gas markets were particularly difficult.
A dramatic reversal in the prices in these markets during the month of March was the principal cause of net losses during the period. In addition, as assets increase, the same percentage net gain (loss) in the MLM Index will increase the dollar net gain (loss) of the Fund. Gains and losses in the Fund will also be effected by the distribution of the assets between the unleveraged and enhanced series of the the Fund, which is entirely determined by the investors.

Liquidity

The majority of the Fund's assets are held in liquid short term interest rate instruments. The Fund takes substantial exposure in futures markets, which require relatively small deposits, called margin, to hold the positions. In general, the Fund will have about 10% of its assets on deposit with brokers as margin, with the balance held in accounts with major financial institutions.

Investors in the Fund can redeem their investments at month end, after giving 10 days notice to the Manager.

Item 3  Quantitative and Qualitative Disclosures of Market Risk

Quantitative and Qualitative Disclosures About Market Risk

     The following is a discussion of the quantification of market risk for the Fund. Such calculations are often referred to as Value-at-Risk, or VAR. The method used here may or may not differ from other methods used for VAR calculations by other firms. There is no one fixed method of VAR calculation, and this method may not be comparable to other methods.

         The market risk, or VAR of the Fund is directly related to the composition of the MLM Index. The MLM Index consists of 25 liquid US futures markets. Each month, the position of the MLM Index can be either long or short based on a 12 month moving average rule. Since positions can be offset inside of sectors (one contract long in a particular commodity and one contract short in a related commodity), specific sector risk is less relevant than the historical risk of the MLM Index as a whole. Since the object of the Fund is to replicate the MLM Index, it is reasonable to use the historic values of that Index to estimate market risk.

         The VAR of the Fund is calculated as follows: The standard deviation of daily returns of the MLM Index is estimated to be 0.38%. However, it is well known that standard deviation underestimates the magnitude of possible changes, certainly in a portfolio with a relatively small number of instruments. The VAR calculation uses the standard deviation of returns of the MLM Index over the last 10 years, multiplied by
2.35 for the normal 99% confidence interval and by 1.5 to account for the statistical nature of the distribution. Given that, management estimates that the Fund as a whole could reasonably expect to lose $5,669,432 on a daily basis, and $24,623,946 on a monthly basis, assuming 6/30/2002 asset levels. It is important to note that this calculation is only an estimate. Furthermore, the Manager does not use the VAR calculation is it trading operations. The purpose of the Fund is to replicate the MLM Index, thus the Manager has a very limited mandate and does not adjust trading away from the MLM Index based on the then current market environment.

                            Part II. OTHER INFORMATION

       Item 1.  Legal Proceedings.

       The Manager is not aware of any proceedings threatened or pending against the Fund and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Fund.

       Item 2.  Changes in Securities and Use of Proceeds.


                                     Enhanced Series

                            Class A-1      Class A    Class B-1       Class B      Class C
Jan-02 Subscriptions $             $0     $628,630      $25,000    $3,498,893           $0
       Subscriptions Units          0         5579    197.23845         30076            0
       # of Purchasers              0           15            1            22            0
       Unit Price                          $112.69      $126.75       $116.33

Feb-02 Subscriptions $             $0     $314,267           $0    $2,573,909           $0
       Subscriptions Units          0         2843            0         22523            0
       # of Purchasers              0            8            0            28            0
       Unit Price                          $110.56                    $114.28

Mar-02 Subscriptions $        $50,997   $1,451,839           $0    $2,961,152           $0
       Subscriptions Units        526        15651            0         31245            0
       # of Purchasers              1           27            0            48            0
       Unit Price              $96.94       $92.77                     $94.77

Apr-02 Subscriptions $             $0     $534,600           $0    $3,365,775           $0
       Subscriptions Units          0         5790            0         35478            0
       # of Purchasers              0           13            0            52            0
       Unit Price                           $92.33                     $94.87

May-02 Subscriptions $             $0     $760,422           $0    $7,557,800   $2,457,750
       Subscriptions Units          0         8584            0         82578        32420
       # of Purchasers              0           19            0           112            3
       Unit Price                           $88.58                     $91.52       $75.81

Jun-02 Subscriptions $             $0   $1,309,729           $0    $2,242,222           $0
       Subscriptions Units          0        13545            0         24605            0
       # of Purchasers              0           13            0            43            0
       Unit Price                           $96.69                     $91.13


                       Unleveraged Series

      Class A-1       Class A   Class B-1       Class B
             $0    $1,728,560          $0    $1,519,997
              0         15471           0         13203
              0             6           0            12
                      $111.73                   $115.12

             $0      $401,070          $0      $512,594
              0          3613           0          4478
              0             8           0            19
                      $111.01                   $114.48

             $0    $1,085,866          $0    $2,868,779
              0         10353           0         26537
              0            16           0            18
                      $104.89                   $108.10

             $0      $205,513          $0    $5,485,121
              0          1959           0         50695
              0             6           0            28
                      $104.89                   $108.20

             $0      $649,725          $0    $1,282,395
              0          6265           0         11975
              0             8           0            22
                      $103.71                   $107.09

             $0      $289,558          $0    $2,822,723
              0          2793           0         26351
              0             6           0            32
                      $103.66                   $107.12


The purchasers represented they were Accredited Investors under Regulation D.


       Item 3.  Defaults Upon Senior Securities.

                None.

       Item 4.  Submission of Matters to a Vote of Security Holders.

                In April of 2002, the Manager submitted an amendment to the Declaration of Trust and Trust Agreement of the Fund and received signatures from the requisite number of interest holders for the Amendment to become effective. The Amendment was dated April 29, 2002, and clarified that the Class C interests which were previously issued by the Fund were Class C interests in the Enhanced Series and created Class C interests in the Unleveraged Series.

       Items 5. Other Information.

                None.

       Item 6.  Exhibits and Reports on Form 8-K.

                99.1 Certification pursuant to Section 96 of the Sarbanes-Oxley Act.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MLM INDEX FUND

                                    By:   Mount Lucas Management Corporation
                                    Its:  Manager

                                    By:  /s/ Timothy J. Rudderow
                                        -------------------------------
                                         Timothy J. Rudderow, President