Form 10-Q
period 2002-09-30
MLM INDEX FUND
filed 2002-11-15
CIK 1075058

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

               For the quarterly period ended September 30, 2002,

                                     or

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

                             Yes   X        No
                                 -----         -----

                               MLM INDEX FUND
                                   INDEX

                                                                           PAGE
PART I - FINANCIAL INFORMATION                                              NO.
-------------------------------------------------------------------------------

Interim Statements of Financial Condition as of September 30,
2002 (unaudited) and December 31, 2001 (audited)..............................3
-------------------------------------------------------------------------------

Interim Condensed Schedule of Investments as of September 30, 2002 (unaudited)
and December 31, 2001 (audited)...............................................4
-------------------------------------------------------------------------------

Interim Statements of Operations For the Three Months Ended September 30, 2002
and 2001 and For The Nine Months Ended September 30, 2002 and 2001............5
-------------------------------------------------------------------------------

Unaudited Interim Condensed Statement of Changes in Partners' Capital
for the Nine Months Ended September 30, 2002 and 2001.........................6
-------------------------------------------------------------------------------

Notes to Unaudited Interim Condensed Financial Statements for the
Nine Months Ended September 30, 2002..........................................8
-------------------------------------------------------------------------------

Item 2        Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................14
-------------------------------------------------------------------------------
Item 3        Quantitative and Qualitative Disclosures of Market Risk........17
-------------------------------------------------------------------------------

PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

Item 1         Legal Proceedings.............................................18
-------------------------------------------------------------------------------

Item 2         Changes in Securities and Use of Proceeds.....................18
-------------------------------------------------------------------------------

Item 3         Defaults Upon Senior Securities...............................19
-------------------------------------------------------------------------------

Item 4        Submission of Matters to a Vote of Security Holders............19
-------------------------------------------------------------------------------

Item 5         Other Information.............................................19
-------------------------------------------------------------------------------

Item 6         Exhibits and Reports on Form 8-K..............................19
-------------------------------------------------------------------------------

Signatures...................................................................20
-------------------------------------------------------------------------------

MLM Index Fund
INTERIM STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2002 (Unaudited) AND DECEMBER 31, 2001 (Audited)


                                                              September 30,       December 31,
                                                                  2002               2001
                                                         ---------------------------------------



Assets
Cash and cash equivalents                                  $   176,085,337       $169,990,375
Due from broker                                                 21,213,193         26,142,375
Certificate of deposit, at value (cost $13,800,000 and          13,800,096          4,502,290
$4,501,775)
Other assets                                                       317,389            498,747
                                                         ---------------------------------------
Total assets                                               $   211,416,015       $201,133,787
                                                         =======================================

Liabilities and investors' interest
Redemptions payable                                        $     3,112,594       $  3,163,339
Brokerage commission payable                                       242,977            257,122
Management fee payable                                             264,722            255,466
Subscriptions received in advance                                        -                  -
Accrued expenses                                                   165,145            251,183
                                                         ---------------------------------------
Total liabilities                                                3,785,438          3,927,110

Investors' interest                                            207,630,577        197,206,677
                                                         ---------------------------------------
Total liabilities and investors' interest                  $   211,416,015       $201,133,787
                                                         =======================================


See Notes to Financial Statements

MLM Index Fund
INTERIM CONDENSED SCHEDULES OF INVESTMENTS:

SEPTEMBER 30, 2002 (Unaudited)
                                                               Percentage of
     Security Description                Market Value       Investors' Interest
-------------------------------------------------------------------------------

Futures Contracts-7.03%
   Long                                  $16,732,082                8.06%
   Short                                  (2,135,231)              (1.03%)
                                      -----------------       -----------------
Net unrealized appreciation on
   futures contracts                     $14,596,851                7.03%
                                      =================       =================

Certificate of Deposit-6.65%            $13,800,096                  6.65%
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
                                      ==================      ==================



See Notes to Financial Statements

MLM Index Fund
UNAUDITED INTERIM STATEMENTS OF OPERATIONS

                                           For the three       For the three     For the nine      For the nine
                                          months ended        months ended      months ended       months ended
                                          September 30,       September 30,     September 30,      September 30,
                                              2002                2001              2002               2001
Investment income
Interest                                  $   855,123         $  1,458,197        $ 2,639,505     $  3,983,859

Expenses
Brokerage commissions                         703,504              572,999          2,109,358        1,352,971
Management fee                                660,593              544,721          1,988,753        1,186,159
Operating expenses                            183,167              202,815            529,819          475,095
                                       --------------------------------------------------------------------------
Total expenses                              1,547,264            1,320,535          4,627,930        3,014,225

Net investment income (loss)                 (692,141)             137,662         (1,988,425)         969,634

Realized and unrealized gain (loss)
on investments
Net realized gain (loss)                    1,826,777          (17,637,081)       (27,264,496)     (12,750,823)
Net change in unrealized
  appreciation (depreciation)
  on investments                           7,829,067            12,947,361          7,307,674       11,436,363
                                       ---------------------------------------------------------------------------

Net realized and unrealized gain
(loss) on investments                      9,655,844            (4,689,720)       (19,956,822)      (1,314,460)
                                       ---------------------------------------------------------------------------
Net income (loss)
                                         $ 8,963,703          $ (4,552,058)     $ (21,945,247)     $  (344,826)
                                       ===========================================================================


See Notes to Financial Statements

MLM Index Fund
UNAUDITED INTERIM STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                           Enhanced Series
                               -----------------------------------------------------------------------------
                                                                                                Total
                               Class A-1     Class A    Class B-1     Class B      Class C     Enhanced
                                 Shares      Shares      Shares        Shares      Shares       Series

                               -----------------------------------------------------------------------------

Investors' interest at         $153,689    $26,820,513  $4,193,995   $91,711,548  $4,024,210   $126,903,955
December 31, 2001
Subscriptions                         -      7,131,229      24,875    25,504,117   2,457,750     35,117,971
Redemptions                     (19,733)    (1,969,598)   (688,675)   (9,708,347)          -    (12,386,353)
Transfers                        54,046       (651,375)          -    (2,403,291)          -     (3,000,620)
Net loss                        (23,908)    (4,234,190)   (513,139)  (14,042,353)   (501,239)   (19,314,829)
                               -----------------------------------------------------------------------------
Investors' interest at
September 30, 2002             $164,094    $27,096,579  $3,017,056   $91,061,674  $5,980,721   $127,320,124
                               =============================================================================

Shares at December 31, 2001       1,241        242,231      33,918       803,319      42,419      1,123,128
Subscriptions                         -         77,589         197       262,564      32,420        372,770
Redemptions                        (199)       (20,122)     (5,565)      (99,188)          -       (125,074)
Transfers                           526         (7,530)          -       (25,197)          -        (32,201)
                               -----------------------------------------------------------------------------
Shares at September 30, 2002      1,568        292,168      28,550       941.498      74,839      1,338,623
                               =============================================================================
Net asset value per share:
   September 30,2002            $104.67       $ 92.74      $105.67       $96.72       $79,91
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
                                Shares       Shares      Shares        Shares      Series       ($100 Par
                                                                                               Value/Share)
                              ------------------------------------------------------------------------------

Investors' interest at         $910,801     $8,248,822  $1,985,391   $59,157,708 $70,302,722   $197,206,677
December 31, 2001
Subscriptions                         -      6,392,490           -    14,727,184  21,119,674     56,237,645
Redemptions                     (21,267)      (576,051)   (713,291)  (10,171,537)(11,482,146)   (23,868,499)
Transfers                       (54,046)      (185,926)          -     3,240,592   3,000,620              -
Net loss                        (42,040)      (451,923)    (52,182)   (2,084,273) (2,630,418)   (21,945,247)
                              ------------------------------------------------------------------------------
Investors' interest at
September 30, 2002             $793,448    $13,427,412  $1,219,918   $64,869,674 $80,310,452   $207,630,576
                              ==============================================================================

Shares at December 31, 2001       7,976         74,313      16,874       517,660     616,823      1,739,951
Subscriptions                         -         60,020           -       135,533     195,553        568,323
Redemptions                        (199)        (5,522)     (6,088)      (90,641)   (102,450)      (227,524)
Transfers                          (500)        (1,749)         -         29,982      27,733         (4,468)
                              ------------------------------------------------------------------------------
Shares at September 30, 2002      7,277        127,062      10,786       592,534     737,659      2,076,282
                              ===============================================================================
Net asset value per share:
   September 30,2002            $109.05        $105.68     $113.11       $109.48
                              ==================================================

See Notes to Financial Statements

MLM Index Fund
UNAUDITED INTERIM STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                       Enhanced Series
                               -------------------------------------------------------------------------

                                                                                               Total
                               Class A-1    Class A    Class B-1    Class B      Class C       Enhanced
                                 Shares     Shares      Shares       Shares      Shares        Series

                               -------------------------------------------------------------------------
Investors' interest at
December 31, 2000              $154,798  $13,081,512  $4,828,988   $48,129,532   $      -   $66,194,830
Subscriptions                         -   13,674,722           -    38,005,628   2,305,950   53,986,300
Redemptions                           -   (3,345,854)   (448,357)   (5,989,257)          -   (9,783,468)
Transfers                             -      383,899           -    (1,220,440)  1,689,200      852,659
Net income                         (500)    (495,079)     34,779      (304,275)     49,078     (715,997)
                               -------------------------------------------------------------------------
Investors' interest at         $154,298  $23,299,200  $4,415,410   $78,621,188  $4,044,228 $110,534,324
September 30, 2001             =========================================================================
Shares at December 31, 2000       1,241      116,013      39,358       420,014           -      576,626
Subscriptions                         -      120,591           -       327,265      24,250      472,106
Redemptions                           -      (30,978)     (3,657)      (49,681)          -      (84,316)
Transfers                             -        3,367           -       (11,060)     18,169       10,476
                               -------------------------------------------------------------------------
Shares at September 30, 2001      1,241      208,993      35,701       686,538      42,419      974,892
                               =========================================================================

Net asset value per share:
   September 30, 2001           $124.36      $111.48     $123.68     $114.52       $95.34
                               ==========================================================================



                                                             Unleveraged Series
                                   ---------------------------------------------------------------------------

                                                                                                    Total
                                                                                     Total        Investors'
                                   Class A-1   Class A    Class B-1    Class B    Unleveraged      Interest
                                     Shares     Shares     Shares       Shares       Series       ($100 Par
                                                                                                  Value/Share)
Investors' interest at
Decembrr 31, 2000                  $896,523   $2,202,280   $2,076,846  $10,863,434  $16,039,083   $82,233,913
Subscriptions                             -    4,952,712            -   47,918,681   52,871,393   106,857,693
Redemptions                               -     (216,296)    (143,760)  (2,404,560)  (2,764,616)   (12,548,084)
Transfers                                 -     (488,741)           -     (363,918)    (852,659)             -
Net income                           11,180       12,486       40,769      306,734      371,169       (344,828)
                                   -----------------------------------------------------------------------------
Investors' interest at
Septemberr 30, 2001                $907,703   $6,462,441   $1,973,855  $56,320,371  $65,664,370   $176,198,694
                                   =============================================================================

Shares at December 31, 2000           7,976       20,068       18,112       97,105      143,261        719,887
Subscriptions                             -       44,633            -      422,195      466,828        938,934
Redemptions                               -       (1,965)      (1,237)     (20,879)     (24,081)       (108,397)
Transfers                                 -       (4,382)           -       (3,228)      (7,610)          2,866
                                   ------------------------------------------------------------------------------
Shares at September 30, 2001          7,976       58,354       16,875      495,193      578,398       1,553,290
                                   ==============================================================================

Net asset value per share:
   September 30, 2001               $113.82      $110.75      $116.97      $113.73
                                   ==============================================================================

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

Cash and Cash Equivalents

Cash equivalents consist of short term money market investments and deposits in money market mutual funds, which are carried at cost plus accrued interest, which approximates market value. At September 30, 2002 and December 31, 2001, the Fund had approximately $38,472,000 and $5,967,000, respectively, in overnight funds with one major domestic bank and $149,522,717 and $162,340,000 at September 30, 2002 and December 31, 2001 invested in money market securities, respectively.

Certificate of Deposit

At September 30, 2002 and December 31, 2001, the Fund held certificates of deposits with a large financial institution in the amount of $13,800,096 and $4,502,290, which mature on various dates throughout 2002.

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

2. Investors' Interest

The Fund is comprised of two series: the Unleveraged Series, which attempts to replicate the MLM Index without leverage, and the Enhanced Series, which trades the MLM Index at three times leverage. Prior to June 2001, each Series had four classes of shares: Class A-1, Class A (formerly Class A-2), Class B-1, and Class B (formerly Class B-2). In June 2001, an additional class of shares, Class C, was offered under the Enhanced Series. Class A-1 and Class B-1 Interests are no longer offered. Class A, Class B and Class C Interests are sold by authorized selling agents appointed by Mount Lucas Management Corporation (the "Manager") to accredited investors at a price equal to such Class' net asset value. Interests may be redeemed at net asset value as of the last day of any month upon at least ten business days written notice to the Manager.

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

As of September 30, 2002, the Manager of the Fund had contributed $1,000 to each Series of the Fund.

3. Margin Requirements

The Fund had margin requirements of approximately $22,292,886 and $24,020,446 at September 30, 2002 and December 31, 2001, respectively, which were satisfied by net unrealized profits and cash at the brokers.

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

The Fund pays its legal, accounting, auditing and other operating expenses and fees. The manager will reimburse any Series for these expenses to the extent that they exceed 0.5% of the average net assets of such Series of the Fund in any calendar year. There were no reimbursements for the nine months ended September 30, 2002 and for the year ended December 31, 2001.

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

The following table reflects the fair value of the Fund's derivative financial instruments.

                                                 Fair Value at
                                 September 30, 2002          December 31, 2001
                              -----------------------  -------------------------
                               Assets      Liabilities   Assets     Liabilities
                              --------------------------------------------------

Commodity Futures             $16,309,939   $5,016,191  $10,080,167   $2,683,961
Financial Futures               4,002,011      698,908    1,409,545    1,801,909
                              --------------------------------------------------
                              $20,311,950   $5,715,099  $11,489,712   $4,485,870
                              ==================================================

MLM Index Fund
Notes to Financial Statements (continued)
6.  Financial Highlights

The following represents the per share operating performance ratios to average limited partners' capital and other supplemental information for the six months ended September 30, 2002:

                                                                    Enhanced Series
                                                               ------------------------


                                           Class A-1    Class A    Class B-1    Class B     Class C
                                             Shares     Shares      Shares      Shares      Shares
                                                    ------------------------------------------------------
      Per share operating performance:
        Net asset value per share,
        December 31, 2001                    $123.84    $110.72     $123.65     $114.22      $94.87
        Income from investment operations:
          Net investment income (loss)         (1.74)     (2.39)      (0.54)      (1.35)      (1.59)
          Net realized and unrealizedf
           gain (loss) on Investment          (17.43)    (15.59)     (17.44)     (16.15)     (13.37)
             transactions
                                           -----------------------------------------------------------
          Total from investment operations    (19.17)    (17.98)     (17.98)     (17.50)     (14.96)
                                           -----------------------------------------------------------

          Net asset value per share,         $104.67     $92.74     $105.67      $96.72      $79.91
          September 30, 2002               ===========================================================

      Total Return:                          (15.50%)   (16.24%)    (14.54%)    (15.28%)    (15.76%)

      Ratio to Average Net Assets:
         Net investment income (loss)         (2.34%)    (3.66%)     (0.71%)     (2.01%)     (3.27%)
         Expenses                             (4.40%)    (5.69%)     (2.63%)     (4.05%)     (5.56%)










                                                             Unleveraged Series
                                                           -----------------------


                                            Class A-1  Class A    Class B-1     Class B
                                             Shares     Shares     Shares       Shares
                                          --------   --------------------------------------
      Per share operating performance:
        Net asset value per share,
      December 31, 2001                      $114.19    $111.00     $117.66      $114.28
        Income from investment operations:
          Net investment income (loss)         (0.48)     (0.73)       0.29        (0.01)
          Net realized and unrealized
           gain (loss) on Investment           (4.66)     (4.59)      (4.84)       (4.79)
             transactions
                                            -----------------------------------------------
          Total from investment operations     (5.14)     (5.32)      (4.55)       (4.80)
                                            -----------------------------------------------

          Net asset value per share,         $109.05    $105.68     $113.11      $109.48
          September 30, 2002                ===============================================

      Total Return:                           (4.51%)   (4.80%)     (3.87%)        (4.20)%

      Ratio to Average Net Assets:
         Net investment income (loss)         (0.63%)   (1.13%)      0.37%        (0.03%)
         Expenses                             (2.62%)   (3.42%)     (1.49%)       (2.13%)


Total return is calculated as the change in the net asset value per share for nine months ending September 30, 2002. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average net assets, respectively, for each class, for the nine months ended September 30, 2002.







                                       -13-


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

Results of Operations

         As of 9/30/2002, the Fund had assets of $211,416,015 compared with assets of $201,133,787 on 12/31/2001. Liabilities of the Fund totaled $3,785,438 compared with $3,927,110 for the previous fiscal year. In general, changes in the net assets of the Fund are the result of subscriptions and redemptions to the Fund, and the net income from operations, including the results from futures trading, interest income, and fees and expenses. For the nine-month period ending 9/30/2002, subscriptions to the Fund totaled $56,237,645 and redemptions totaled $(23,868,499). During the three-month period ending 9/30/2002, the Fund had a net gain of $8,963,703 compared with a net loss of $(4,552,058) for the same period in 2001. During the nine months ended 9/30/2002, the Fund had net income of $(21,945,247). In comparison, during the nine months ended 9/30/2001, the Fund had net income of $(344,826). During both periods, expenses increased. All expenses of the Fund are based on a percentage of assets, and therefore increase as the assets of the Fund increase.

         The gain and loss in the three and nine month periods respectively are directly related to the performance of the MLM Index(TM), which the Fund is designed to replicate. During the nine months ending 9/30/2001, the MLM Index(TM) performance of 3.04% was higher than the -2.77% recorded in the period ending 9/30/2002. The components of the return of the MLM Index(TM) are the capital gains earned from the changes in futures market prices, and the interest income earned on cash balances. The interest earned on the Fund's assets declined as a result of a decline in short term interest rates. The Fund had net capital losses that resulted directly from its replication of the MLM Index(TM), and the expenses of the Fund. In general, the MLM Index(TM) requires substantial long-term trends in futures prices in order to be profitable. During the nine months ended 9/30/2002, a majority of the markets exhibited choppy behavior, which is not conducive to profitability. For instance, the energy sector, which includes the crude oil, heating oil, unleaded gasoline and natural gas markets were particularly difficult. A dramatic reversal in the prices in these markets during the month of March was a principal cause of net losses during the period. The metals sector, which includes copper, gold and silver, has also been difficult. A dramatic reversal in copper during the month of July coupled with consistent choppiness in the silver markets over the nine month period are an additional cause of net losses for the period. During the months of June and July, significant choppiness in the cotton and sugar markets prevented profitable results. In addition, a dramatic reversal in the price of coffee during the month of March participated in the period's losses. Finally, as assets increase, the same percentage net gain (loss) in the MLM Index(TM) will increase the dollar net gain (loss) of the Fund. Gains and losses in the Fund will also be affected by the distribution of the assets between the Unleveraged and Enhanced series of the Fund, which is entirely determined by the investors.


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

         The VAR of the Fund is calculated as follows: The standard deviation of daily returns of the MLM Index is estimated to be 0.35%. However, it is well known that standard deviation underestimates the magnitude of possible changes, certainly in a portfolio with a relatively small number of instruments. The VAR calculation uses the standard deviation of returns of the MLM Index over the last 10 years, multiplied by
2.35 for the normal 99% confidence interval and by 1.5 to account for the statistical nature of the distribution. Given that, management estimates that the Fund as a whole could reasonably expect to lose $5,770,584 on a daily basis, and $26,017,287 on a monthly basis, assuming 9/30/2002 asset levels. It is important to note that this calculation is only an estimate. Furthermore, the Manager does not use the VAR calculation in its trading operations. The purpose of the Fund is to replicate the MLM Index, thus the Manager has a very limited mandate and does not adjust trading away from the MLM Index based on the then current market environment.

                            Part II. OTHER INFORMATION

       Item 1.  Legal Proceedings.

       The Manager is not aware of any proceedings threatened or pending against the Fund and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Fund.

       Item 2.  Changes in Securities and Use of Proceeds.


                                     Enhanced Series

                            Class A-1      Class A    Class B-1       Class B      Class C
Jul-02 Subscriptions $             $0     $739,961            0    $2,562,458           $0
       Subscriptions Units          0         8486            0         28495            0
       # of Purchasers              0           11            0            34            0
       Unit Price                           $87.20            0        $89.83

Aug-02 Subscriptions $             $0   $1,531,372           $0    $1,759,253           $0
       Subscriptions Units          0        16961            0         18896            0
       # of Purchasers              0           14            0            33            0
       Unit Price                           $90.29                      93.10

Sep-02 Subscriptions $              0     $716,500           $0    $2,092,188           $0
       Subscriptions Units          0         7660            0         21566            0
       # of Purchasers              0           23            0            26            0
       Unit Price                           $93.54                     $97.01



                       Unleveraged Series

      Class A-1       Class A   Class B-1       Class B
             $0      $823,975          $0    $1,704,934
              0          7869           0         15945
              0             9           0            24
                      $104.71                   $106.93

             $0    $1,133,000          $0    $1,954,591
              0         10726           0         18037
              0             6           0            29
                      $105.62                   $108.37

             $0      $165,000          $0    $1,242,961
              0          1539           0         11304
              0             5           0            23
                      $107.21                   $109.96

The purchasers represented they were Accredited Investors under Regulation D.


       Item 3.  Defaults Upon Senior Securities.

                None.

       Item 4.  Submission of Matters to a Vote of Security Holders.

                None.

       Items 5. Other Information.

                None.

       Item 6.  Exhibits and Reports on Form 8-K.

                99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

                99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

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

                                    MLM INDEX FUND

                                    By:   Mount Lucas Management Corporation
                                    Its:  Manager

                                    By:  /s/ Timothy J. Rudderow
                                        -------------------------------
                                         Timothy J. Rudderow, President



Date: November 14, 2002

                                 MLM INDEX FUND


                         CERTIFICATION PURSUANT TO
                               SECTION 302 OF
                       THE SARBANES-OXLEY ACT OF 2002


I, Timothy J. Rudderow certify that:

1)   I have reviewed this quarterly report on Form 10-Q of MLM
     Index Fund;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date     November 14, 2002



/s/ Timothy J. Rudderow
------------------------------------
President

                                 MLM INDEX FUND


                         CERTIFICATION PURSUANT TO
                               SECTION 302 OF
                       THE SARBANES-OXLEY ACT OF 2002


I, James A. Mehling certify that:

1)   I have reviewed this quarterly report on Form 10-Q of MLM Index Fund;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date     November 14, 2002



/s/  James A. Mehling
------------------------------------------
Vice President and Chief Operating Officer