Form 10-K
period 2002-12-31
MLM INDEX FUND
filed 2003-03-31
CIK 1075058

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-K


(Mark One)
 |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

 |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to _______________

                        Commission file number 0-49767


                                MLM INDEX FUND
           (Exact name of registrant as specified in its charter)


        Delaware                           Unleveraged Series:  22-2897229
                                           Enhanced Series:  22-372268322
(State of Incorporation)                   (I.R.S. Employer Identification No.)


   47 Hulfish Street
   Suite 510
   Princeton, New Jersey                                   08542
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code: (609) 924-8868
                                                    ---------------


Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class                     Name of Exchange on Which Registered
        None                                           None


     Securities registered pursuant to Section 12(g) of the Act:

                   Business Trust Interests - Unleveraged Series
                   Business Trust Interests - Enhanced Series

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No|_|.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |x|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |x|.

     As of March 28, 2003 the aggregate market value of the business trust units of the Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $82,058,712.16 and the aggregate market value of the business trust units of the Enhanced Series of the registrant held by non-affiliates of the registrant was approximately $135,445,974.43.

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I
     Item 1.   Business                                                     1
     Item 2.   Properties                                                  14
     Item 3.   Legal Proceedings                                           14
     Item 4.   Submission of Matters to a Vote of Security Holders         14

PART II
     Item 5.   Market Price of and Dividends on the Registrant's
               Common Equity and Related Stockholder Matters               15
     Item 6.   Financial Information                                       16
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         16
     Item 7A.  Quantitative and Qualitative Disclosures About
               Market Risk                                                 19
     Item 8.   Financial Statements and Supplementary Data                 20
     Item 9.   Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure                         20

PART III
     Item 10.  Directors and Executive Officers                            21
     Item 11.  Executive Compensation                                      22
     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management                                              22
     Item 13. Certain Relationships and Related Transactions               22
     Item 14. Controls and Procedures                                      22

PART IV
     Item 15.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                         22

                                    PART I

ITEM 1.    Business.

General

     MLM Index(TM) Fund is a business trust organized under the laws of Delaware. The Trust engages primarily in the speculative trading of a diversified portfolio of futures contracts traded on U.S. exchanges using the MLM Index(TM) Trading Program. Futures contracts are standardized contracts made on or through a commodity exchange and provide for future delivery of commodities, precious metals, foreign currencies or financial instruments and, in the case of certain contracts such as stock index futures contracts and Eurodollar futures contracts, provide for cash settlement. The Trust's objective is the appreciation of its assets through speculative trading. The Trust began trading on January 4, 1999.

     Mount Lucas Management Corporation, a Delaware corporation, acts as the manager and trading advisor of the Trust. The Manager was formed in 1986 to act as an investment manager. As part of a planned merger in October 1999, the Manager combined operations with Mount Lucas Index Management Corporation (the former manager of the Trust), CA Partners, Inc. and Little Brook Corporation of New Jersey. The purpose of the merger was to streamline and consolidate the operations of the affiliated entities. As of December 31, 2002, the Manager had approximately $642.91 million of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

     The Trust and the Manager maintain their principal business office at 47 Hulfish Street, Suite 510, Princeton, New Jersey 08542 and their telephone number is (609) 924-8868.

     Wilmington Trust Company, a Delaware banking corporation, acts as trustee for the Trust. The Trustee's office is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890. The Trustee is unaffiliated with the Manager. The Trustees duties and liabilities are limited to its express obligations under the Amended and Restated Declaration of Trust and Trust Agreement, dated as of August 31, 1998, among the Trustee, the Manager and the Interest Holders from time to time there under, as amended (the "Trust Agreement").

     Refco, LLC currently acts as clearing broker for the Trust. A clearing broker accepts orders to trade futures on behalf of another party and accepts money to support such orders. The clearing broker is a futures commission merchant registered with the CFTC and is a member of the NFA. Aspen Partners, Ltd. acts as introducing broker for the Trust. An introducing broker accepts orders to trade futures, but does not accept the funds to support such orders. Aspen Partners, Ltd. is a guaranteed introducing broker of the clearing broker and is registered with the CFTC and a member of the NFA. A guaranteed introducing broker is an introducing broker whose operations are guaranteed by a futures commission merchant.

Trading Program

     The Trust trades speculatively in a wide range of futures contracts traded on U.S. exchanges using the MLM Index(TM) Trading Program, which is based upon the MLM Index(TM). The MLM Index(TM) and the MLM Index(TM) Trading Program are both proprietary products of the Manager. The MLM Index(TM) Trading Program attempts to replicate the MLM Index(TM), before fees and expenses. Currently the Trust has two series of interests; the Unleveraged Series and the Enhanced Series. The Unleveraged Series attempts to replicate the MLM Index(TM) without any leverage, while the Enhanced Series trades the MLM Index(TM) Trading Program at three times leverage. Leverage is the ability to control large dollar amounts of a commodity with a comparatively small amount of capital. The Enhanced Series purchases or sells $3 market value of contracts for every $1 invested in the Series.

In attempting to replicate the MLM Index(TM), the Manager will invest in the same markets as the MLM Index(TM); use the same algorithm to determine long versus short positions; make the same allocations to each market; and generally execute positions at almost the same time. The Manager may also use swaps in attempting to replicate the MLM Index(TM). These swaps would be agreements with dealers to provide the returns which are the same as holding a specific number of futures contracts in a specific market, without holding the actual contracts. The economic effect on the Trust would be identical to holding futures contracts. However, since the holder of swaps assumes additional counterparty risk, swaps would only be held infrequently. As of this time, the Trust holds no swap positions.

The MLM Index (TM)

     In 1988, Mount Lucas Management created the MLM Index (TM) as a benchmark of the returns to speculation in futures markets. Broadly speaking, the futures markets have two classes of participants, hedgers and speculators. Hedgers are the commercial businesses that use the futures markets to transfer unwanted or excessive price risk to those more willing to absorb that risk. Speculators are position holders who absorb this price risk. In essence, they provide "insurance" to the commercial interest so that the commercial interests can focus on their basic business while being protected from unforeseen changes in commodity prices, interest rates or foreign exchange rates. Basic finance theory argues that the reduction in risk experienced by the hedgers exacts a cost, or risk premium, that is earned by those holding the risk. The intent of the MLM Index (TM) is to measure this risk premium. In this general sense it is analogous to an index of stocks, that measures the premium to holding equity risk.

         Price risk in futures markets exists when markets rise and when they fall. For example, an operator of a wheat storage facility is damaged by a fall in the price of wheat in that the value of the inventory in her facility falls. On the other hand, a consumer of wheat, like a baker, incurs financial risk if the price of wheat rises, as the cost of future operations increases. In both cases, steady prices are favorable. Thus, an index designed to capture the risk premium earned must capture returns as markets move up and move down, yet suffer when markets are stable. The MLM Index (TM) is designed to measure this effect by taking long and short positions in the constituent markets. The existence of the long and short positions in the construction of the MLM Index
(TM) is a significant innovation and important difference from other risk premium measurements.

         The MLM Index(TM) currently invests in futures contracts on the following: Chicago corn, Chicago soybeans, Chicago soybean meal, Chicago soybean oil, Chicago wheat, 5-year T-Notes, 10-year T-Notes, Treasury bonds, heating oil, natural gas, crude oil, unleaded gasoline, live cattle, New York gold, New York copper, New York silver, Australian Dollar, British Pound, Canadian Dollar, Swiss Franc, Japanese Yen, Euro Currency, New York coffee, New York cotton and New York sugar. The selection of the markets in the MLM Index (TM) is made by Mount Lucas Management Corporation. The selection is based on a variety of factors, including liquidity of the underlying futures contract, the relationship with the other markets in the MLM Index(TM), and the reasonableness of including the market in the MLM Index(TM). The choice of markets for a calendar year is made in the December preceding the start of the year, and, except in unusual circumstances, markets are not normally added to or deleted from the MLM Index(TM) during a year. An extraordinary event that may lead to the removal of a contract during the year might be the permanent suspension of normal trading or an abrupt permanent change in the liquidity of the contract. For example, the Chicago Mercantile Exchange suspended floor trading of the Deutsche Mark contract in August of 2000, ahead of the announced schedule. If a commodity is traded on more than one futures exchange, only the one with the largest open interest is included in the MLM Index(TM). The open interest is the number of all long or short futures contracts in one delivery month for one market that have been entered into and not yet liquidated by an offsetting transaction or fulfilled by delivery. For example, Chicago Board of Trade wheat has larger open interest than Kansas City Board of Trade wheat; consequently, Chicago Board of Trade wheat is included in the MLM Index(TM) but Kansas City wheat is not.

         In addition to the markets in the MLM Index(TM), Mount Lucas Management determines which delivery months will be traded for each market in the MLM Index(TM). For each market, 4 deliveries are chosen that are both liquid and spaced throughout the calendar year. For example, for the Wheat market, the deliveries traded are March, May, July and December. The choice of deliveries is set for each calendar year, but can change due to similar extraordinary circumstances as with the market selection.

         The calculation of the MLM Index(TM) is explained below. It is important to point out, however, that the markets in the MLM Index(TM) are equally weighted, based on the face value of the contracts. For example, if corn is $2.00 per bushel, and there are 5000 bushels in each contract, the face value of the contract is $10,000. In the case of Treasury bonds, if the price is par, and the contract is for $100,000 in bonds, the value is $100,000. When the Manager replicates the MLM Index(TM), it must trade the appropriate number of futures contracts based on the value of each contract and the capital base. For example, in a two market index, corn and bonds, with $1,000,000 in capital, the Manager would have position of 50 contracts of corn 10 contracts of bonds.

Calculation of the MLM Index(TM)

1. Determination of long or short futures position for each market.

         The rate of return of an individual market depends on whether the market position is long or short. Since a futures contract eventually expires, the MLM Index(TM) is based on the unit asset value of a market, rather than on the actual futures price. This month's unit asset value of a futures market is determined by multiplying last month's value by 1 plus the percentage change in this month's nearby futures price. The market position is long during the current month if the market's closing value on the next-to-last trading day of the prior month is greater than or equal to the market's 12-month moving average of closing values; otherwise, the market position is short.

         A market's 12-month moving average of closing values is defined as the average of the 12 closing unit asset values for the next-to-last day of the 12 months immediately preceding the beginning of the current calendar month. For example, to find the 12-month moving average for June 1992, first find the unit asset value for the next-to-last trading day of each of the prior 12 months, June 1991 through May 1992. The average of those 12 values equals the 12-month moving average.

2. Calculation of the monthly rate of return for each market.

         If the market position is long, then the market monthly rate of return equals the percentage change in the market price during the month, i.e., the market monthly rate of return (%) equals the closing price of the current month divided by the closing price of the prior month, minus 1, times
100. If the market position is short, then the market monthly rate of return (%) equals -1 (minus one) times the percentage change in the market price during the month, i.e., the market monthly rate of return equals the closing price of the current month divided by the closing price of the prior month, minus 1, times -100 (minus 100).

3. Calculation of the monthly rate of return for the MLM Index(TM)(TM).

         The monthly rate of return of the MLM Index(TM) equals the simple average of the individual market monthly rates of return plus the T-Bill rate of return.

4. Determination of the MLM Index(TM) value.

         The value of the MLM Index(TM) is computed by compounding the Index monthly rates of return. The beginning value of the MLM Index(TM) is defined to be 1000 in January 1961. Each month thereafter, the Index is changed by the monthly rate of return. That is, each month's MLM Index (TM) value is determined by multiplying the prior month's value by 1 plus the current percentage monthly rate of return.

The annual performance of the MLM Index for each of the past ten years is set forth below.

                  Year                  Annual Return
                  1993                     9.49
                  1994                     11.34
                  1995                     11.16
                  1996                     10.93
                  1997                      7.5
                  1998                     16.74
                  1999                      0.39
                  2000                     16.20
                  2001                      3.64
                  2002                     -1.63

         The MLM Index(TM) is published daily on the Bloomberg system and is available from the manager. Since the development of the MLM Index(TM), other firms have computed similar indices, including the CMI of AssetSight Corporation and an index computed by SAIS in Switzerland. Both indices are variations on the construction of the MLM Index(TM), either in the derivation of the long and short positions or the relative weights of the markets. In addition, there are many "commodity" indexes, such as the GSCI from Goldman Sachs and AIG Commodity Index. These indexes are long all markets all the time, and do not include currencies or financial instruments.

Fees and Expenses

Set forth below is a table which sets forth the basic fees that the each of the Series and Classes is subject to.

                         Brokerage  Management  Organizational  Operating  Selling      Total
                         Fee        Fee         Expense         Expenses   Commission   (Assuming maximum
                                                                                        charged for Organizational
                                                                                        and Operating Expenses and
                                                                                        Selling Commissions)

Unleveraged, Class A      .85%       1.5%        .5%             .5%         4%          7.35%
Unleveraged, Class B      .85%       0.5%        .5%             .5%         NA          2.35%
Unleveraged, Class C      .85%       1.0%        .5%             .5%         NA          2.85%
Enhanced, Class A        1.85%       2.8%        .5%             .5%         4%          9.65%
Enhanced, Class B        1.85%       1.3%        .5%             .5%         NA          4.15%
Enhanced, Class C        1.85%       2.05%       .5%             .5%         NA          4.9%


Brokerage Fee

Each series of the Trust pays the introducing broker a brokerage fee at the annual rates set forth below.

          Unleveraged Series        .85% of net asset value

          Enhanced Series           1.85% of net asset value

     The brokerage fee is based on net asset value as of the first day of each month and reflects profits and losses from trading activities. The net asset value of the Trust equals the sum of all cash, the liquidating value (or cost of liquidation) of all futures positions and the fair market value of all other assets of Trust, less all liabilities of the Trust (including accrued liabilities, irrespective of whether such liabilities may in fact ever be paid), in each case determined per series by the Manager in accordance with generally accepted accounting principles. For purposes of determining the brokerage fee, there is be no reduction for:

         o  the accrued brokerage or management fees,
         o any allocation or reallocation of assets effective as of the day the brokerage fee is being calculated, or
         o any distributions or redemptions as of the day the brokerage fee is being calculated.

     The brokerage fee is paid as of the first day of each calendar month. No assurance can be given that the brokerage fee will be competitive with the charges of other brokerage firms or that the introducing broker will not charge certain customers lower commission rates for comparable services.

     The introducing broker is responsible for paying all of the Trust's costs of executing and clearing futures trades, including floor brokerage expenses and give-up charges, as well as the NFA, exchange and clearing fees incurred in connection with the Trust's futures trading activities. The introducing broker may also pay from this amount custody fees or amounts necessary for certain administrative and marketing assistance provided by broker/dealers who are also authorized selling agents. NFA fees equal $0.12 per round-turn trade of a futures contract.

Management Fee

     Each Series is divided into Class A Interests, Class B Interests and Class C Interests. Class A Interests are generally sold through registered broker-dealers and Class B Interests are generally offered through fee-only advisors. Class C Interests are offered on a very limited basis through registered broker-dealers and fee-only advisors. The Trust pays the Manager a monthly management fee at the annual rates set forth below.

             Unleveraged Series
             Class A           1.5% of net asset value
             Class B           0.5% of net asset value
             Class C           1.0% of net asset value

             Enhanced Series
             Class A           2.8% of net asset value
             Class B           1.3% of net asset value
             Class C           2.05% of net asset value

     The management fee is determined and paid as of the first day of each calendar month. The amounts determined reflect profits and losses from trading activities. For purposes of determining the management fee, there is no reduction for:

     (1) accrued management fees,
     (2) any allocation or reallocation of assets effective as of the day the management fee is being calculated, or (3) any distributions or redemptions as of the day the management fee is being calculated.

     The Manager pays from the management fee an annual fee for interests sold by authorized selling agents appointed by the Manager for the Class A Series, in the amount of 100 basis points for the Unleveraged Series and 150 basis points for the Enhanced Series of the Trust's net asset value for each respective series; and for the Class C Series, in the amount of 50 basis points for the Unleveraged Series and 75 basis points for the Enhanced Series of the Trust's net asset value for each respective series.

Organizational Fee

     You will pay an organizational fee of .5% of your initial and any subsequent investment (excluding exchanges) to the Manager to cover expenses associated with the organization of the Trust and the offering of interests. This fee will be deducted from your initial investment in determining the number of interests you have purchased. You will not be charged an organizational fee once you have invested $1,000,000 in the Trust. If the organizational expenses exceed the organizational fees collected by the Manager, the Manager will pay any costs above the collected fees. If the organizational fees paid to the Manager exceed actual organizational expenses, any excess will be retained by the Manager and may be shared with consultants that the Manager may engage from time to time. Specifically, consultants who assist the Trust in distributing the interests may be paid a share of the organizational fees. Excess fees are not returned to the Trust, but the Manager absorbs costs in excess of the fees.

Operating and Administrative Expenses

     The Trust pays its legal, accounting and other routine administrative expenses and fees, including fees to the Trustee. The Trustee is paid an annual fee and reimbursed for out-of-pocket expenses. The Manager reimburses a series of the Trust if the aggregate amount paid for administrative expenses exceeds .5% of the average net assets of the series in any fiscal year. Any such reimbursement is made upon completion of the Trust's annual audit. The relevant series generally pays any extraordinary expenses, including legal claims and liabilities and litigation costs and any indemnification related thereto. To the extent the extraordinary expenses arise as a result of the gross negligence or willful misconduct of the Manager, the Manager may be deemed responsible to pay the extraordinary expenses to that extent.

Selling Commission

     Investors who subscribe for Class A Interests will be charged a sales commission of up to 4% of the subscription amount, payable to the selling agent from the investor's investment. The amount of the sales commission is determined by the selling agent. Investors who subscribe for Class B Interests and Class C Interests will generally not be charged a sales commission.

Futures Trading

Futures Contracts

     Futures contracts are contracts made on or through a commodity exchange and provide for future delivery of agricultural and industrial commodities, precious metals, foreign currencies or financial instruments and, in the case of certain contracts such as stock index futures contracts and Eurodollar futures contracts, provide for cash settlement. Futures contracts are uniform for each commodity on each exchange and vary only with respect to price and delivery time. A contract to buy or sell may be satisfied either by making or taking delivery of the commodity and payment or acceptance of the entire purchase price thereof, or by offsetting the obligation with a contract containing a matching contractual obligation on the same (or a linked) exchange prior to delivery. United States commodity exchanges individually or, in certain limited situations, in conjunction with certain foreign exchanges, provide a clearing mechanism to facilitate the matching of offsetting trades. Once trades made between members of an exchange have been confirmed, the clearinghouse becomes substituted for the clearing member acting on behalf of each buyer and each seller of contracts traded on the exchange and in effect becomes the other party to the trade. Thereafter, each clearing member firm party to the trade looks only to the clearinghouse for performance. Clearinghouses do not deal with customers, but only with member firms, and the guarantee of performance under open positions provided by the clearinghouse does not run to customers. If a customer's commodity broker becomes bankrupt or insolvent, or otherwise defaults on such brokers obligations to such customer, the customer in question may not receive all amounts owed to such customer in respect of his trading, despite the clearinghouse fully discharging all of its obligations.

Hedgers and Speculators

     Two broad classifications of persons who trade in commodity futures are
(1) hedgers and (2) speculators. Commercial interests, including banks and other financial institutions, and farmers, who market or process commodities, use the futures markets for hedging. Hedging is a protective procedure designed to minimize losses which may occur because of price fluctuations. The commodity markets enable the hedger to shift the risk of price fluctuations to the speculator. The usual objective of the hedger is to protect the expected profit from financial or other commercial operations, rather than to profit strictly from futures trading.

     The speculator, such as the Trust, risks its capital with the expectation of making profits from the price fluctuations in futures contracts. The hedger seeks to offset any potential loss (measured as the difference between the price at which he had expected to buy or sell and the price at which he is eventually able to buy or sell) in the purchase or sale of the commodity hedged. Likewise, losses in futures trading might be offset by unexpected gains on transactions in the actual commodity. The speculator assumes the risks which the hedger seeks to avoid.

     Speculators rarely expect to take or make delivery of the cash or actual physical commodity in the futures market. Rather, they generally close out their futures positions by entering into offsetting purchases or sales of futures contracts. Because the speculator may take either a long or short position in the futures markets, it is possible for the speculator to earn profits or incur losses regardless of the direction of price trends.

Trading Approaches

     Commodity traders generally may be classified as either systematic or discretionary. A systematic trader will rely primarily on trading programs or models to generate trading signals. A systematic trader will also will rely, to some degree, on judgmental decisions concerning, for example, what markets to follow and commodities to trade, when to liquidate a position in a contract month which is about to expire and how large a position to take in a particular commodity. The systems utilized to generate trading signals are changed from time to time, but the trading instructions generated by the then-current systems are generally followed without significant additional analysis or interpretation.

     In contrast, discretionary traders, while sometimes utilizing a variety of price charts and computer programs to assist them in making trading decisions, make these decisions on the basis of their own judgment. It is possible to describe a discretionary trader's experience, the type of information which he consults, the number of commodities he follows or trades and the degree to which he leverages his accounts. However, in assessing the potential for future profitability in the case of a discretionary trader, the talents and abilities of the individual, rather than the profitability of any particular system or identifiable method, must be evaluated.

Margins

     Margins are good faith deposits which must be made with a commodity broker in order to initiate or maintain an open position in a futures contract. When futures contracts are traded in the United States and on most exchanges abroad, both buyer and seller are required to post margins with the broker handling their trades as security for the performance of their buying and selling undertakings, and to offset losses on their trades due to daily fluctuations in the markets. Minimum margins usually are set by the exchanges.

     A customer's margin deposit is treated as equity in his account. A change in the market price of the futures contract will increase or decrease the equity. If this equity decreases below the maintenance margin amount (generally 75% of the initial margin requirement), the broker will issue a margin call requiring the customer to increase the account's equity to the initial margin. Failure to honor such a margin call generally will result in the closing out of the open position. If, at the time such open position is closed, the account equity is negative, then the equity in the customer's remaining open positions, if any, in excess of the required margins, as well as the customer's cash reserves will be used to offset such debit balance, and if such equities and reserves are not sufficient the customer will be liable for the remaining unpaid balance.

United States Regulations

     Commodity Exchange Act. The United States Congress enacted the CE Act to regulate trading in commodities, the exchanges on which they are traded, the individual brokers who are members of the exchanges, and commodity professionals and commodity brokerage houses that trade in these commodities in the United States.

     Commodity Futures Trading Commission. The CFTC is an independent governmental agency which administers the CE Act and is authorized to promulgate rules thereunder. A function of the CFTC is to implement the objectives of the CE Act in preventing price manipulation and excessive speculation and promoting orderly and efficient commodity futures markets. The CFTC has adopted regulations covering, among other things:

         o    the designation of contract markets;
         o    the monitoring of United States commodity exchange rules;
         o    the establishment of speculative position limits;
         o the registration of commodity brokers and brokerage houses, floor brokers, introducing brokers, leverage transaction merchants, commodity trading advisors, commodity pool operators and their principal employees engaged in non-clerical commodities activities (associated persons); and
         o the segregation of customers funds and record keeping by, and minimum financial requirements and periodic audits of, such registered commodity brokerage houses and professionals.

         Under the CE Act, the CFTC is empowered, among other things, to:

         o hear and adjudicate complaints of any person (e.g., an Interest Holder) against all individuals and firms registered or subject to registration under the CE Act (reparations),
         o    seek injunctions and restraining orders,
         o    issue orders to cease and desist,
         o    initiate disciplinary proceedings,
         o    revoke, suspend or not renew registrations and
         o    levy substantial fines.

     The CE Act also provides for certain other private rights of action and the possibility of imprisonment for certain violations.

     The CFTC has adopted extensive regulations affecting commodity pool operators and commodity trading advisors such as the Manager and their associated persons. These regulations, among other things, require the giving of disclosure documents to new customers and the retention of current trading and other records, prohibit pool operators from commingling pool assets with those of the operators or their other customers and require pool operators to provide their customers with periodic account statements and an annual report. Upon request by the CFTC, the Manager will also furnish the CFTC with the names and addresses of the interest holders, along with copies of all transactions with, and reports and other communications to, the interest holders.

     United States Commodity Exchanges. United States commodity exchanges are given certain latitude in promulgating rules and regulations to control and regulate their members and clearing houses, as well as the trading conducted on their floors. Examples of current regulations by an exchange include establishment of initial and maintenance margin levels, size of trading units, daily price fluctuation limits and other contract specifications. Except for those rules relating to margins, all exchange rules and regulations relating to terms and conditions of contracts of sale or to other trading requirements currently must be reviewed and approved by the CFTC.

     National Futures Association. Substantially all commodity pool operators, commodity trading advisors, futures commission merchants, introducing brokers and their associated persons are members or associated members of the NFA. The NFA's principal regulatory operations include:

         o auditing the financial condition of futures commission merchants, introducing brokers, commodity pool operators and commodity trading advisors;
         o arbitrating commodity futures disputes between customers and NFA members;
         o   conducting disciplinary proceedings; and
         o registering futures commission merchants, commodity pool operators, commodity trading advisors, introducing brokers and their respective associated persons, and floor brokers.

     The regulation of commodities transactions in the United States is a rapidly changing area of law and the various regulatory procedures described herein are subject to modification by United States congressional action, changes in CFTC rules and amendments to exchange regulations and NFA regulations.

Risk Factors

Historical Results of the MLM Index(TM) may not be indicative of future results

         The MLM Index(TM) historical results may not be indicative of future results. The MLM Index(TM) results are based on the analysis of a particular period of time. The future performance of the MLM Index(TM) is entirely unpredictable.

Performance of the Trust May be Different than the MLM Index(TM)

         The Trust attempts to replicate the MLM Index(TM). In doing so, the Trust will establish positions in the futures markets. The prices at which the Trust executes these positions may be significantly different than the prices used to calculate the MLM Index(TM). In addition, the Trust charges various fees and commissions which will lower the return of the MLM Index(TM). All these factors mean that the Trust performance will be different and in all likelihood lower than the results of the MLM Index(TM).

Three Losing Years in Four Years of Operation.

         The Trust has been in operation since January, 1999, and has experienced losses in three of the four calendar years of operation.

Futures Trading Involves Substantial Leverage

     Futures contracts are typically traded on margin. This means that a small amount of capital can be used to invest in contracts of much greater total value. The resulting leverage means that a relatively small change in the market price of a futures contract can produce a substantial profit or loss. Leverage enhances the Trust's sensitivity to market movements that can result in greater profits when the MLM Index(TM) Trading Program anticipates the direction of the move correctly, or greater losses when the MLM Index(TM) Trading Program is incorrect. The Unleveraged Series attempts to replicate the MLM Index(TM) without leverage and the Enhanced Series trades the MLM Index(TM) at three times leverage.

Futures Trading Is Speculative, Highly Volatile and Can Result in Large Losses

     A principal risk in futures trading is the rapid fluctuation in the market prices of futures contracts. The Trust's profitability depends greatly on the MLM Index(TM) Trading Program correctly anticipating trends in market prices. If the MLM Index(TM) Trading Program incorrectly predicts the movement of futures prices, large losses could result. Price movements of futures contracts are influenced by such factors as: changing supply and demand relationships; government trade, fiscal, monetary and exchange control programs and policies; national and international political and economic events; and speculative frenzy and the emotions of the market place. The Manager has no control over these factors.

Illiquid Markets Could Make It Impossible for the Trust to Realize Profits or Limit Losses

     Although the Trust trades in ordinarily highly liquid markets, there may be circumstances in which It is not possible to execute a buy or sell order at the desired price, or to close out an open position, due to market conditions. Daily price fluctuation limits are established by the exchanges and approved by the CFTC. When the market price of a futures contract reaches its daily price fluctuation limit, no trades can be executed at prices outside such limit. The holder of a commodity futures contract (including the Trust) may be locked into an adverse price movement for several days or more and lose considerably more than the initial margin put up to establish the position. Another possibility is the unforeseen closure of an exchange due to accident or government intervention.

Speculative Position Limits May Require the Manager to Modify Its Trading to the Detriment of the Trust

     The exchanges have established and the CFTC has approved speculative position limits (referred to as position limits) on the maximum futures position which any person, or group of persons acting in concert, may hold or control in particular futures contracts. In addition, certain exchanges, in lieu of speculative position limits, have adopted position accountability requirements that could require a person whose positions in a contract exceed a specified level to provide information to the exchange relating to the nature of such person's trading strategy. The Manager may be required to reduce the size of the future positions which would otherwise be taken to avoid exceeding such limits or requirements. Such modification of the Trust's trades, if required, could adversely affect the operations and profitability of the Trust.

Trading of Swaps could Subject the Trust to Substantial Losses

     The Trust may enter into swap and similar transactions. Swap contracts are not traded on exchanges and are not subject to the same type of government regulation as exchange markets. As a result, many of the protections afforded to participants on organized exchanges and in a regulated environment are not available in connection with these transactions. The swap markets are "principals' markets," in which performance with respect to a swap contract is the responsibility only of the counterparty which the participant has entered into a contract, and not of any exchange or clearinghouse. As a result, the Trust is subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the counterparties with which the Trust trades. Any such failure or refusal, whether due to insolvency, bankruptcy, default, or other cause, could subject the Trust to substantial losses. There are no limitations on daily price movements in swap transactions. Speculative position limits do not apply to swap transactions, although the counterparties with which the Trust deals may limit the size or duration of positions available to the Trust as a consequence of credit considerations. Participants in the swap markets are not required to make continuous markets in the swap contracts they trade. Participants could refuse to quote prices for swap contracts or quote prices with an unusually wide spread between the price at which they are prepared to buy and the price at which they are prepared to sell.

Substantial Expenses Will Cause Losses for the Trust Unless Offset by Profits and Interest Income

     The Trust is subject to substantial fees and expenses, including brokerage fees, management fees and operating and administrative expenses. In addition, certain investors are subject to an organizational charge and/or a selling commission. Set forth below is a table which sets forth the basic fees that each of the Series and Classes is subject to.


                         Brokerage  Management  Organizational  Operating  Selling      Total
                         Fee        Fee         Expense         Expenses   Commission   (Assuming maximum
                                                                                        charged for Organizational
                                                                                        and Operating Expenses and
                                                                                        Selling Commissions)

Unleveraged, Class A      .85%       1.5%        .5%             .5%         4%          7.35%
Unleveraged, Class B      .85%       0.5%        .5%             .5%         NA          2.35%
Unleveraged, Class C      .85%       1.0%        .5%             .5%         NA          2.85%
Enhanced, Class A        1.85%       2.8%        .5%             .5%         4%          9.65%
Enhanced, Class B        1.85%       1.3%        .5%             .5%         NA          4.15%
Enhanced, Class C        1.85%       2.05%       .5%             .5%         NA          4.9%



The Brokerage Fee, the Management Fee and the Organizational Fee shall be paid to the Manager. It will be necessary for the Trust to achieve gains from trading and interest income in excess of its charges for investors to realize increases in the net asset value of their interests. The Trust may not be able to achieve any appreciation of its assets.

The Manager Alone Makes the Trust's Trading Decisions

     The MLM Index(TM) Trading Program makes all commodity trading decisions for the Trust and, accordingly, the success of the Trust largely depends upon the Manager's judgment and abilities to make the necessary adjustments to the MLM Index(TM) Trading Program. There is no guarantee that the MLM Index(TM) Trading Program's trading on behalf of the Trust will prove successful under all or any market conditions. The performance record of the MLM Index(TM) Trading Program also reflects significant variations in profitability from period to period.

You Have No Right to Remove the Manager.

     Under the Trust Agreement, interest holders have no right to remove the Manager as manager of the Trust for cause or for any other reason.

The Manager Advises Other Clients

     The Manager may be managing and advising large amounts of other funds for other clients at the same time as it is managing Trust assets and, as a result, the Trust may experience increased competition for the same contracts.

Limited Ability To Liquidate Investment In Interests

     You can only redeem your interests at month-end upon 10 business days advance notice. The net asset value per interest may vary significantly from month-to-month. You will not know at the time you submit a redemption request what the redemption value of your interests will be. The restrictions imposed on redemptions limit your ability to protect yourself against major losses by redeeming part or all of your interests.

     The Manager must consent before you can transfer or assign your interests and the securities laws provide additional restrictions on the transferability of interests. There will not be a secondary market for interests.

You Have No Rights Of Control

     You will be unable to exercise any control over the business of the Trust. In addition, the Manager can cause the Trust to redeem your interests upon 10 business days prior written notice for any reason in the Manager's sole discretion. The Manager may elect to cause the Trust to redeem your interests when your continued holding of interests would or might violate any law or constitute a prohibited transaction under ERISA or the Internal Revenue Code and a statutory, class or individual exemption from the prohibited transaction provisions of ERISA for such transaction or transactions does not apply or cannot be obtained from the Department of Labor (or the Manager determines not to seek such an exemption).

You Have Limited Rights to Inspect Books and Records

     You will have only limited rights to inspect the books and records of the Trust and the Manager. You will generally only have the right to inspect the books and records of the Trust and the Manager as are specifically granted under the Delaware Business Trust Act. In particular, information regarding positions held by a Series, to the extent deemed proprietary or confidential by the Manager, will not be made available to you except as required by law.

Limited Arms-Length Negotiation

         The initial offering price per interest was established arbitrarily. Except for the agreements with the Trustee, the terms of this offering and the structure of the Trust have not been established as the result of arms-length negotiation.

The Trust Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of its Clearing Broker or Others

     The Trust is subject to the risk of clearing broker, exchange or clearinghouse insolvency. Trust assets could be lost or impounded in such an insolvency during lengthy bankruptcy proceedings. Were a substantial portion of the Trust's capital tied up in a bankruptcy, the Manager might suspend or limit trading, perhaps causing the Trust to miss significant profit opportunities.

The Trust Is Subject to Certain Conflicts of Interest

     The Manager, the introducing broker and the clearing broker are subject to certain actual and potential conflicts of interests.

     Although the Manager is not affiliated with a commodity broker, the Manager may have a conflict of interest in selecting brokers because of long-standing business dealings with certain brokers. In addition, the Manager, its principals and affiliates may have commodity accounts at the same brokerage firms as the Trust, and, because of the amount traded through such brokerage firms, may pay lower commissions than the Trust.

     The Manager, the introducing broker, the clearing broker, their respective affiliates and each of their principals, directors, officers, employees and families may be trading and directing other futures accounts, including their own accounts. Each will not be aware of what others are doing on behalf of the Trust, and they may take positions similar or opposite to those of the Trust or in competition with the Trust. Generally, the Trust will enter orders only once a month. The Manager will allocate transactions among the Company and other clients in a manner believed by the Manager to be equitable to each.

     In certain instances, the introducing broker or the clearing broker may have orders for trades from the Trust and orders from their own employees and they might be deemed to have a conflict of interest between the sequence in which such orders are transmitted to the trading floor.

     The Manager and its principals are engaged in substantial activities, including managing other accounts not involving the Trust, and will devote to the Trust such amount of their time as they determine reasonable and necessary. The compensation received by the Manager and its principals from such other accounts and entities may differ from the compensation it receives from the Trust.

     Investment advisers and broker-dealers receiving continuing compensation from the Manager on interests sold by them will have a financial incentive to encourage investors to purchase and not to redeem their interests.

The Trust could be Taxed as a Corporation

     In the opinion of the Trust's counsel, under current federal income tax law, the Unleveraged Series and the Enhanced Series each will be classified as a partnership and not as an association taxable as a corporation for federal income tax purposes, and each such series should not be subject to federal income taxation as a corporation under the provisions applicable to so-called publicly traded partnerships. However, you should note that the Trust has not and will not request a ruling from the Internal Revenue Service to this effect. If the Trust or a series were taxed as a corporation for federal income tax purposes, the net income of the Trust or a series would be taxed to the Trust or a series at corporate income tax rates, no losses of the Trust or a series would be allowable as deductions to the interest holders, and all or a portion of any distributions by the Trust or a series to the interest holders, other than liquidating distributions, would constitute dividends to the extent of the Trust's or a series' current or accumulated earnings and profits and would be taxable as such.

You Are Taxed Every Year on Your Share of a Series' Profits Not Only When You Redeem as Would Be the Case if You Held Stocks or Bonds

     You will be taxed each year on your investment in a series, irrespective of whether you receive distributions or redeem any interests. In contrast, an investor holding stocks or bonds generally pays no tax on their capital appreciation until the securities are sold. Over time, the deferral of tax on stock and bond appreciation has a compounding effect.

Deductibility of Expenses May be Limited

     You could be required to treat the management fees, as well as certain other expenses of a series, as investment advisory fees, which are subject to substantial restrictions on deductibility for individual taxpayers. The Manager has not, to date, been classifying the management fee or such expenses as investment advisory fees, a position to which the Internal Revenue Service might object. Should the Internal Revenue Service recharacterize the management fee or other expenses as investment advisory fees, you may be required to pay additional taxes, interest and penalties.

The Series' Trading Gains May Be Taxed at Higher Rates

     You will be taxed on your share of any trading profits of a Series at both short- and long-term capital gain rates. These tax rates are determined irrespective of how long you hold Interests. Consequently, the tax rate on a series' trading gains may be higher than those applicable to other investments you hold for a comparable period.

Tax Could Be Due from You on Your Share of a Series' Interest Income Despite Overall Losses

     You may be required to pay tax on your allocable share of a series' interest income, even though the series incurs overall losses. Trading losses can only be used by individuals to offset trading gains and $3,000 of interest income each year. Consequently, if you were allocated $5,000 of interest income net of expenses and $10,000 of net trading losses, you would owe tax on $2,000 of interest income even though you would have a $5,000 loss for the year. The $7,000 capital loss would carry forward, but subject to the same limitation on its deductibility against interest income.

Possibility of Tax Audit

     There can be no assurance that tax returns of a series will not be audited by the Internal Revenue Service or that such audits will not result in adjustments to such returns. If an audit results in an adjustment, you may be required to file amended returns and to pay additional taxes plus interest.

Employee Benefit Plan Considerations

     Although the Manager will be a fiduciary to the ERISA investors with respect to the assets of such investors invested in the Trust, neither the Manager, nor the Trustee, nor any of their affiliates, agents, or employees will act as a fiduciary to any ERISA investor with respect to the ERISA investor's decision to invest assets in the Trust. Fiduciaries of prospective ERISA investors, in consultation with their advisors, should carefully consider the application of ERISA and the regulations issued there under on an investment in the Trust.

Absence of Certain Statutory Registrations

     The Trust is not registered as an investment company or mutual fund, which would subject it to extensive regulation under the Investment Company Act of 1940, as amended. If the Trust were required to register as an investment company, it would be subject to additional regulatory restrictions. Some of these restrictions would be fundamentally inconsistent with the operation of the Trust, including among other things, restrictions relating to the liquidity of portfolio investments, to the use of leverage, to custody requirements, and to the issuance of senior securities. As a result, it would be impractical for the Trust to continue its current operations. Consequently, you will not benefit from certain of the protections afforded by the Investment Company Act of 1940, as amended. However, the Manager is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended, and thus is an investment manager for purposes of ERISA. In addition, the Manager is registered as a commodity pool operator and a commodity trading advisor with the CFTC, is a member of the NFA and is subject to extensive regulation under the Commodity Exchange Act.

No Independent Counsel

     No independent counsel has been selected to represent the interests of the interest holders and there have been no negotiations between the Manager and any interest holders in connection with the terms of the offering or the terms of the Trust Agreement.

Item 2.  Properties

     The Trust does not own or lease any physical properties. The Trust's office is located within the office of the Manager at 47 Hulfish Street, Suite 510, Princeton, New Jersey 08542.

ITEM 3.  Legal Proceedings.

         There are no pending legal proceedings to which the Trust or the Manager is a party or to which any of their assets are subject.

ITEM 4.  Submission of Matters to Vote of Security Holders.

         Not applicable.

                                         PART II

ITEM 5.  Market Price of and Dividends on the Registrant's Common
         Equity and Related Stockholder Matters

     There currently is no established public trading market for the interests. As of December 31, 2002, approximately 2,015,261.47 interests were held by 1,795 owners.

     The majority of the interests are "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule
144. The Trust has no plans to register any of the interests for resale. Interests which have been held by non-affiliates of the Manager for one year are tradable under Rule 144 subject to certain volume and manner of sale limitations and freely tradable without such limitations after two years. In addition the Trust Agreement provides that an interest holder may transfer its interests only upon the approval of the Manager in the Manager's sole and absolute discretion.

     Pursuant to the Trust Agreement, the Manager has the sole discretion to determine whether distributions (other than on redemption of interests), if any, will be made to interest holders. The Trust has never paid any distribution and does not anticipate paying any distributions of interest holders in the foreseeable future.

Recent Sales of Unregistered Securities

     From October 1, 2002 to December 31, 2002, a total of 159,699 interests were sold for the aggregate net subscription amount of $(2,877,392.21). Total number of purchasers was 239. There were no non-accredited investors during this period. Details of the sale of these interests are as follows:



      Series               Date          Subscriptions      Units       Price      # of Purchasers
Enhanced A2 Units        10/31/02           577,721.66       6,524      88.55            15
Enhanced B2 Units        10/31/02         1,474,552.71      15,947      92.46            27
Unleveraged A1 Units     10/31/02            53,742.77         499     107.69             1
Unleveraged A2 Units     10/31/02           571,793.85       5,481     104.31            10
Unleveraged B2 Units     10/31/02         4,528,887.68      41,873     108.16            38
Enhanced A2 Units        11/30/02           227,663.75       2,584      88.09             4
Enhanced B2 Units        11/30/02         1,399,044.53      15,190      92.10            25
Unleveraged A2 Units     11/30/02           730,563.75       7,018     104.10            11
Unleveraged B2 Units     11/30/02           717,615.85       6,643     108.03            15
Enhanced A2 Units        12/31/02           459,160.29       4,886      93.97            11
Enhanced B2 Units        12/31/02         2,631,311.14      26,750      98.37            27
Unleveraged A2 Units     12/31/02           548,062.50       5,147     106.46            12
Unleveraged B2 Units     12/31/02         2,338,974.12      21,154     110.57            43

     The price of the interests in the Class reflects the net asset value of interests in the Class. The interests were sold pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933. Purchasers of the interests completed subscription documents in which they represented that they were accredited investors as defined in Regulation D and a Form D was filed with the Securities and Exchange Commission in the time periods prescribed by Regulation D.

Item 6.  Selected Financial Data

     The Trust began trading on January 4, 1999. Set forth below is certain selected historical data for the Trust as of and for the years ended December 31, 2002, 2001, 2000, 1999. The selected historical financial data were derived from the financial statements of the Trust, which were audited by Ernst & Young LLP. The information set forth below should be read in conjunction with the Financial Statements and notes thereto contained elsewhere in this Registration Statement.

---------------------------------------------------------------------------------------------
                                                 Year Ended December 31,
                                   2002            2001              2000            1999

Operations Data:
Realized Gains (Losses)           $(27,250,523)    $(1,782,272)      $10,979,358     $(3,703,768)
Net Change in Unrealized
Gains (Losses)                    10,793,154       754,588           4,249,238       2,068,296
Interest Income                   3,412,276        5,140,993         3,471,048       1,133,335
Brokerage Commissions             2,842,588        2,032,721         905,304         292,743
Management Fees                   2,455,153        1,693,359         766,332         216,625
Operating Expenses                944,454          839,741           321,746         117,905
Net Income (Loss)                 (19,287,288)     (452,512)         16,706,262      (1,129,410)

Financial Condition Data
Investors' Interest               $203,994,413     $197,206,677      $82,233,913     $45,214,754
Total Assets                      212,016,757      201,133,787       82,937,503      50,271,694
Net Asset Value Per Class A-1
Enhanced Series Interest          106.35           123.84            124.74          90.23
Net Asset Value Per Class A
Enhanced Series Interest          93.97            110.72            112.76          85.72
Net Asset Value Per Class B-1
Enhanced Series Interest          107.78           123.65            122.69          90.66
Net Asset Value Per Class B
Enhanced Series Interest          98.37            114.22            114.59          85.82
Net Asset Value Per Class C
Enhanced Series Interest          81.12            94.87             NA              NA
Net Asset Value Per Class A-1
Unleveraged Series Interest       109.99           114.19            112.40          99.31
Net Asset Value Per Class A
Unleveraged Series Interest       106.46           111.00            109.74          97.39
Net Asset Value Per Class B-1
Unleveraged Series Interest       114.37           117.66            114.67          100.31
Net Asset Value Per Class B
Unleveraged Series Interest       110.57           114.28            111.87          98.29


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The purpose of the Trust is to replicate the results of the MLM Index, an index designed to measure the risk premium available to futures traders. Designed as such, the results of the Trust depend on two factors, the results of the MLM Index itself, and the Manager's ability to replicate that Index. It is important to note that the Manager, Mount Lucas Management, also calculates the results of the MLM Index. Thus, their role is twofold - to calculate the results of the MLM Index, and to replicate the results of the MLM Index for the Trust. Any changes made to the composition of the MLM Index by the Index Committee of the Manager will effect the trading of the Trust, since the object of the Trust is to replicate the MLM Index as published.

     Results of the MLM Index - The MLM Index is calculated from the prices of 25 liquid futures markets. These markets are traded on domestic exchanges, regulated by the Commodity Futures Trading Commission. For each market, the MLM Index uses the price of 4 different delivery months each year. For example, in the Japanese Yen futures market, the MLM Index uses the March, June, September and December delivery months. At the end of each month, the MLM Index determines whether to hold a long or short position in each constituent contract based on the calculation methodology of the MLM Index. Once established, that position is held for the subsequent month, at which time it is re-evaluated. The monthly results of each constituent market are then averaged to calculate the MLM Index return. The objective of the Trust is to replicate this monthly return.

     Clearly, the volatility of the constituent markets in the MLM Index can affect the results of the Trust. The influences on this volatility are varied and unpredictable. However, since the object of the Trust is to replicate the MLM Index, the Manager takes no unusual action to mitigate this volatility. The role of the Manager is to buy or sell the appropriate number of futures contracts in each constituent market such that the aggregate return of those positions replicates as closely as possible the results of the MLM Index.

     In order to accomplish this objective, the Manager must calculate the number of contracts based on both the assets in the Trust and the distribution of the assets between the Unleveraged and Enhanced (3 times leverage) series of the Trust. Since the MLM Index rebalances positions at the end of each month, at that time the Manager must ascertain the asset level and execute orders to achieve the desired allocations. This is achieved by adding the performance results of the Trust for the month to the assets at the beginning of the month, and adding additions of capital from new subscriptions and subtracting redemptions in order to determine the asset level at the end of the month.

Summary of Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reports in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Trust's significant accounting policies are described in detail in Note 1 of the Notes to Financial Statements.

         The Trust records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gain (loss) on investments in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

Financial Condition

     To replicate the results of the MLM Index, the Trust must effect trades on domestic futures exchanges. Since the beginning of operations the Trust has used Refco, LLC as its futures commission merchant. The Manager deposits a percentage of the assets of the Trust in two separate accounts at Refco, one for the Unleveraged Series and one for the Enhanced Series. The amount deposited is determined by the margin requirement established by the exchanges to hold the positions in the Trust. That margin requirement varies, but is generally about 4.5% of assets for the Unleveraged Series and 13.5 % of assets for the Enhanced Series. The Trust pays the broker a flat rate of 0.85% of the assets in the Unleveraged Series and 1.85% in the Enhanced Series to execute and clear the trades of the Trust.

     The balance of the assets of the Trust is held in two separate custodial accounts at Pershing, a division of DLJ Securities Corp.. The Trust has contracted with Credit Suisse Asset Management (CSAM) to manage the money in these accounts so as to maximize the interest income which accrues to the Trust, while maintaining strict credit controls as determined by the Commodity Exchange Act. When Refco requires additional assets to maintain the positions for the Trust, Pershing makes a wire transfer to Refco. If Refco has surplus assets in the accounts, Refco makes a wire transfer to the accounts at Pershing.

     The Trust owns no capital assets and does not borrow money. Since the objective of the Trust is to replicate the results of the MLM Index, its entire asset base participates in the speculative trading of futures contracts. As such, all the assets of the Trust are at risk. The level of assets will be determined by the results of the Trust, and the effect of addition of capital and the redemption of Trust interests. These variables are impossible to predict with any certainty.

Liquidity

     The majority of the Trust's assets are held in liquid short term interest rate instruments. The Trust takes substantial exposure in futures markets, which require relatively small deposits, called margin, to hold the positions. In general, the Trust will have about 10% of its assets of deposit with brokers as margin, with the balance held in accounts with major financial institutional.

     A holder of interests in the Trust may liquidate that holding at the end of any month at the net asset value of the interests, upon 10 days written notice to the Manager. While the Manager generally must honor all requests for redemption if presented in proper form, the Manager may suspend temporarily any redemption if the effect of such redemption, either alone or in conjunction with other redemptions, would impair the relevant Series' ability to operate if the impairment would be caused by a third party other than the Manager. Further, the right to obtain redemption is contingent upon the relevant Series having property sufficient to discharge its liabilities on the date of redemption. Under certain circumstances, the Manager may find it advisable to establish a reserve for contingent liabilities. In such event, the amount receivable by a redeeming holder of interests will be reduced by his proportionate share of the reserve. There is no secondary market for interests in the Trust, and none is anticipated. There are restrictions for transfer of interests.

     Although the Trust trades in futures contracts which are in general liquid, the exchanges impose daily trading limits, which act to suspend trading when a particular market or contract trades up or down to a pre-determined price level. Should this happen, and the Trust was attempting to execute trades in that situation, the Trust may not be able to accurately replicate the results of the MLM Index. These rules have not had a material impact on the operation of the Trust to date.

Market and Credit Risks

         The nature of the Trust is such that it undertakes substantial market risk in following its mandate to replicate the MLM Index. Although the Manager monitors the intraday and daily valuation of the portfolio, no extraordinary measures are taken to reduce market risk. Specifically, the Manager maintains positions required to match, as closely as possible, the return of the MLM Index. One could imagine certain circumstances where the Manager might be called upon to make a change to this policy, such as the closing of an exchange or some other emergency situation. In such case, management would use its best efforts to respond to such circumstances with the interests of the investors in mind.

The table below summarizes the performance of the Trust by major market segment for the year 2002 and the previous three years. The results are presented in dollars, and as such are affected by subscriptions and redemptions in the Trust. In addition, the balance between the various Series of the Trust will impact the results.

      MLM INDEX TRUST
        CURRENCIES       ENERGY         FINANCIALS    GRAINS             MEATS         METALS          TROPICALS      TOTAL
1999    (211,537.15)     209,109.67     320,046.77   1,595,592.06      (25,222.00)  (1,532,157.68)  (2,037,603.10)   ($1,681,771.43)
2000     400,195.00   15,207,386.66     550,383.29  (1,282,475.03)      87,279.98   (1,165,552.35)   1,433,660.45    $15,230,878.00
2001  (1,167,780.03)     372,162.37     570,234.68  (6,073,194.34)  (1,650,106.87)    (538,702.50)   7,390,343.90    ($1,097,042.79)
2002   5,869,390.63   (9,043,712.27)  3,224,750.58     756,912.51     (396,725.06)  (8,149,430.29)  (9,875,654.10)  ($17,614,468.20)

TOTAL


During calendar year 2002, the most profitable sector for the Trust was Tropicals, which include the cotton, coffee and sugar markets. Profits in this sector were driven by declines in coffee and cotton prices. The least profitable sector were the grains, which were relatively stable in price. As described above the MLM Index requires trends in prices, either up or down, to be profitable. Relative stability is not generally positive. From year to year the sectors that drive the performance of the Trust may change. In the table above one can see that the best performing sector in each of the last 3 years was different, as was the worst.

         The Trust incurs various kinds of credit risk in its operations. In order to facilitate the trading of the Trust, assets must be placed with both Futures Commission Merchants and Broker/Dealers. Management of the Trust deals only with established registered firms in both capacities, and monitors their financial condition on an ongoing basis. In addition, if the Trust were to enter into over the counter transactions, additional counterparty risk would be incurred. At this time, the Trust has no OTC transactions.

Results of Operations

     For the Fiscal Year ending 12/31/2002, the Trust had assets of $212,016,757, compared with assets of $201,133,787 on 12/31/2001, assets of
$82,937,503 on 12/31/2000 and assets of $50,271,694 as of 12/31/99.
Liabilities of the Trust totaled $8,022,344 in the 2002 fiscal year, compared with $3,927,110 for the 2001 fiscal year and $703,590 for the 2000 fiscal year and $5,056,940 for the 1999 fiscal year. Net Income from operations was $(19,287,288), compared with $(452,512) in 2001, $16,706,262 in 2000 and
$(1,1129,410) in 1999.

     The Fund net income is directly related to the performance of the MLM Index, which the Trust is designed to replicate. For the 12 months ending 12/31/02, MLM Index performance was -1.63%, lower than the +3.64% recorded in 2001, substantially lower than the +16.20% recorded in 2000, and lower than the +0.39% result in 1999. Fund performance may be negative in years when the Index is positive due to the timing of subscriptions and redemptions, the fees charged, and the allocation of assets between the Unleveraged and Enhanced series of the Fund. Since inception of the Trust, the correlation of monthly results between the Unleveraged Series of the Fund and the MLM Index adjusted for fees is 0.99. The correlation between the Enhanced Series of the fund and the MLM Index adjusted for leverage and fees is .99.

         The components of the return of the MLM Index are the capital gains earned from the changes in futures market prices, and the interest income earned on cash balances. The mechanics and rules of futures markets allow the Trust to earn interest on approximately 100% of the assets in the Trust. The interest income takes two forms, directly from the Trust's futures broker paid on the margin deposits held by them, and excess cash. During 2001, management altered the method of earning interest on the excess cash. Previously, excess cash was placed in a money market mutual fund. Larger asset size permitted the Trust to retain the services of a professional money manager to invest the Trust's cash assets without the expenses associated with money market mutual funds.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The following is a discussion of the quantification of market risk for the Trust. Such calculations are often referred to as Value-at-Risk, or VAR. The method used here may or may not differ from other methods used for VAR calculations by other firms. There is no one fixed method of VAR calculation, and this method may not be comparable to other methods.

The market risk, or VAR of the Trust is directly related to the composition of the MLM Index. The MLM Index consists of 25 liquid US futures markets. Each month, the position of the MLM Index can be either long or short based on a 12 month moving average rule. Since positions can be offset inside of sectors (one contract long in a particular commodity and one contract short in a related commodity), specific sector risk is less relevant than the historical risk of the MLM Index as a whole. Since the object of the Trust is to replicate the MLM Index, it is reasonable to use the historic values of that Index to estimate market risk.

The VAR of the Trust is calculated as follows: The standard deviation of daily returns of the MLM Index is estimated to be 0.39%. However, it is well known that standard deviation underestimates the magnitude of possible changes, certainly in a portfolio with a relatively small number of instruments. The VAR calculation uses the standard deviation of returns of the MLM Index over the last 10 years, multiplied by 2.35 for the normal 99% confidence interval and by 1.5 to account for the statistical nature of the distribution. Given that, management estimates that the Trust as a whole could reasonably expect to lose $6,271,339 on a daily basis, and $26,050,178 on a monthly basis, assuming 12/31/2002 asset levels. It is important to note that this calculation is only an estimate. Furthermore, the Manager does not use the VAR calculation in its trading operations. The purpose of the Trust is to replicate the MLM Index, thus the Manager has a very limited mandate and does not adjust trading away from the MLM Index based on the then current market environment.

         Since the calculation of the VAR does not look at the specific instrument risks, but rather the results of the MLM Index as a whole, risks related to actual execution are not included in the calculation. For example, counter-party risks from OTC transactions are not factored into the calculation.

     Additional market risk may be attributed to the actual execution of the orders for the Trust. The Trust executes the majority of its orders on the last day of each month. As assets of the Trust grow, large orders may be placed in periods of reduced liquidity. Such orders may move the markets in which they are executed, adversely affecting the performance of the Trust. The Manager makes every effort to execute all orders efficiently, but general levels of liquidity are beyond the control of management. In certain circumstances, markets may move to the daily trading limits imposed by the exchanges, and the Trust may be unable to execute the necessary orders to replicate the MLM Index, causing extensive slippage.

Non-Market Risk

     Risk from Brokers - The Trust's futures commission merchant, Refco, LLC., holds some portion of the assets of the Trust as margin deposits for futures trading. A failure of the FCM could cause the portion of the Trusts assets held at the FCM to be at risk or unavailable for an undetermined period of time.

     Speculative Limits - Certain futures exchanges require that positions deemed speculative in nature (as opposed to commercial hedge positions) cannot exceed certain pre-defined levels. All positions in the control of the Manager must be aggregated to determine compliance with these rules. Should the assets of the Manager reach a level such that positions may be capped, accurate replication of the MLM Index for the Trust may be difficult or impossible. The Manager may also use certain "Over The Counter" derivatives to achieve the same exposure without exceeding speculative limits. These OTC products would involve taking additional counter-party risk for the Trust in order to achieve accurate replication of the MLM Index. For example, if it was determined that the Trust must hold 10 contracts of Soybeans for a specific delivery, the Trust could execute the appropriate futures contracts on the appropriate futures exchange. Also, the Manager of the Trust may choose to enter into a swap agreement, which would have the same economic effect of the futures position, but would be executed in the over-the-counter market. The swap contract would change the nature of the counter-party from an organized exchange to a single dealer, and would materially increase the non-market risk of holding the position. The Trust has not yet utilized OTC swap contracts.

Item 8.  Financial Statements and Supplementary Data

     The Partnership's financial statements, together with the auditors' report thereon, appear on pages F-1 through F-xx hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable

                                   PART III

Item 10. Directors and Executive Officers

     The Trust has no directors or officers. The Manager, Mount Lucas Management Corporation, manages and conducts the business of the Trust.

     The principals of the Manager are Roger E. Alcaly, Paul R. DeRosa, Raymond E. Ix, Jr., James A. Mehling, John R. Oberkofler, Timothy J. Rudderow and Frank L. Vannerson.

     Roger E. Alcaly, age 60, became a principal and Director of the Manager when it merged with CA Partners, Inc., a company he formed with Messrs. Rudderow and Vannerson in 1990 which engaged primarily in convertible arbitrage trading. Prior to helping form CA Partners, Mr. Alcaly was active in leveraged acquisitions, merger arbitrage and value-oriented equity investing, first as a partner of Kellner DiLeo & Co. and KD Equities, each of which engaged in risk-arbitrage trading, and then at Riverside Capital, a company he formed after leaving those firms in May 1987 which engaged in risk-arbitrage trading. Before joining Kellner DiLeo, Mr. Alcaly served as Assistant Director of the Council on Wage and Price Stability and as a Senior Economist at the Federal Reserve Bank of New York, and taught Economics at Columbia University. Mr. Alcaly holds a B.A. from Amherst College and a Ph.D. in Economics from Princeton University.

     Paul R. DeRosa, age 60, became a principal and Director of the Manager when it merged with CA Partners, Inc., which he joined in January 1999. Mr. DeRosa began his career in the securities industry as the money market economist in Citibank's bond trading division. He later became the bank's chief proprietary bond trader and subsequently head of Citibank's financial derivative and capital markets businesses in North America. In 1986 Mr. DeRosa joined E.F. Hutton Co. as co-head of bond trading with particular responsibility for mortgage trading and finance. In 1989 he helped to establish Eastbridge Holdings Inc., a bond and currency trading company in New York, and served as President and CEO from June 1995 to June 1998. Mr. DeRosa holds a Ph.D. in Economics from Columbia University.

     Raymond E. Ix, Jr., age 38, is a Senior Vice President and a Director of the Manager. Mr. Ix joined Mount Lucas in 1992 and is responsible for institutional marketing and client service. From 1989 to 1992, Mr. Ix was employed by Little Brook Corporation of New Jersey, a commodity trading advisor, where he was involved in implementing the firm's technical trading systems. Before joining Little Brook, Mr. Ix was the Fixed Income Administrative Manager at Delaware Management Company, a company which advised institutional and individual investors. Mr. Ix received a B.S. in accounting from Saint Joseph's University in 1986.

     James A. Mehling, age 52, is a Vice President and Chief Operating Officer of the Manager. Before joining Mount Lucas in June 1999, Mr. Mehling had served as President and Chief Investment Officer of Monitor Capital Advisors, a company which managed institutional stock and bond portfolios and mutual funds, beginning in 1991. Mr. Mehling started his career in financial services with Merrill Lynch in 1976 and eventually managed a trading desk for Merrill Lynch Government Securities. He is a CFA charter holder and has served as a volunteer on the CFA examination grading committee. Mr. Mehling received a B.S. in Aviation Engineering from Western Michigan University in 1970.

     John R. Oberkofler, age 41, is a Vice President and Director of Trading for the Manager since 1999. From 1986 to 1999, he was employed as Senior Trader by Little Brook Corporation of New Jersey. Mr. Oberkofler received a B.S. in Finance from Seton Hall University in 1982.

     Timothy J. Rudderow, age 46, is President and a Director of the Manager, which he helped to establish in 1986. Prior to the mergers that took place in October 1999, Mr. Rudderow was also a principal of Little Brook Corporation of New Jersey, which he joined in 1983 as Director of Research and Development, and of CA Partners, Inc., a company he helped form in 1990. Prior to joining Little Brook, Mr. Rudderow was employed by Commodities Corporation, a company which was a commodity trading advisor, with responsibilities for the design and management of technical trading systems. Before joining Commodities Corporation, Mr. Rudderow taught Economics at Drexel University. Mr. Rudderow received a B.A. in Mathematics from Rutgers University in 1977 and an M.B.A. in Management Analysis from Drexel University in 1979.

     Frank L. Vannerson, age 63, is Chairman, a Director and a founder of the Manager. He also helped form two other companies that merged with the Manager in October 1999, Little Brook Corporation of New Jersey in 1980 and CA Partners, Inc. in 1990. In 1969, Mr. Vannerson co-founded Commodities Corporation and served that company as Senior Vice President and a member of the Management Policy Committee from 1975 to 1980. From 1984 to 1989, he was a member of Commodities Corporation's Board of Directors and a consultant to the Management Policy Committee. Before joining Commodities Corporation, Mr. Vannerson was a commodity economist with Nabisco Inc. and an economic consultant with Mathematica Inc. He holds a B.S. in Economics from Wichita State University and a Ph.D. in Economics from Princeton University where he was a member of the faculty in the Department of Economics from 1965 to 1966. He currently serves on the Advisory Council to the Princeton University Department of Economics.

Item 11.  Executive Compensation

     The Trust has no directors or executive officers. The Manager receives management and other fees from the Trust as described in Item 1 - Fees and Expenses.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The Trust has no directors or officers. The Manager manages and conducts the business of the Trust. As of December 31, 2002, the Manager owned approximately $1,157,12 of interests in the Unleveraged Series and $1,235.24 of interests in the Enhanced Series.

Item 13.  Certain Relationships and Related Transactions

     The Manager manages and conducts the business of the Trust. The Manager receives management and other fees from the Trust as described in Item 1 - Fees and Expenses.

     For the years ended December 31, 2002, 2001, 2000 and 1999, the Manager received from the Trust:

     (1) management fees in the amount of $2,455,153, $1,693,359, $766,332 and $216,625 respectively;
     (2) administrative charges in the amounts of $944,454, $839,741, $321,746 and $117,905 respectively
     (3) organizational fees in the amounts of $317,677.88, $353,721, $86,043 and $85,883 respectively.

ITEM 14.  Controls and Procedures.

         Within ninety days prior to the filing of this Report, the President and the Chief Operating Officer of the Manager evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures, which are designed to insure that the Trust's records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that, as of the date of the evaluation, the Trust's disclosure controls are effective. Since the date of this evaluation, there have been no significant changes in the Trust's internal controls or in other factors that could significantly affect those controls.

                                    PART IV

ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act

          (a)  Documents Filed as a Part of This Report.

               1. See the Table of Contents to Financial Statements on page
                  F-3, which is incorporated herein by reference.

               2. See the Index to Exhibits, which is incorporated herein by reference.

          (b)  Reports on Form 8-K.

               Not Applicable.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MLM Index Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MLM INDEX FUND

                                    By:   Mount Lucas Management Corporation
                                    Its:  Manager

                                    By:  /s/ Timothy J. Rudderow
                                        -------------------------------
                                         Timothy J. Rudderow, President

Date:  March 31, 2003

                                MLM INDEX FUND


                           CERTIFICATION PURSUANT TO
                                SECTION 302 OF
                        THE SARBANES-OXLEY ACT OF 2002


I, Timothy J. Rudderow, certify that:

1)   I have reviewed this annual report on Form 10-K of MLM Index Fund.

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.


                                          By: /s/ Timothy J. Rudderow
                                             -------------------------------
                                             Timothy J. Rudderow, President of
                                             Mount Lucas Management Corporation

Date:  March 31, 2003

                                MLM INDEX FUND


                           CERTIFICATION PURSUANT TO
                                SECTION 302 OF
                        THE SARBANES-OXLEY ACT OF 2002


I, James A. Mehling, certify that:

1)   I have reviewed this annual report on Form 10-K of MLM Index Fund.

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.


                                        By: /s/ James A. Mehling
                                           -------------------------------
                                           James A. Mehling, Vice President and
                                           Chief Operating Officer of
                                           Mount Lucas Management Corporation

Date:  March 31, 2003

Financial Statements
MLM Index Fund
Years ended December 31, 2002 and 2001
with Report of Independent Auditors

I affirm that, to the best of my knowledge and belief, the information contained in the attached financial statements of MLM Index Fund for the years ended December 31, 2002 and 2001 is accurate and complete.









                                           Timothy J. Rudderow
                                           President
                                           Mount Lucas Management Corporation
                                           General Partner
                                           MLM Index Fund

                                MLM Index Fund

                             Financial Statements


                    Years ended December 31, 2002 and 2001



                                   Contents

Report of Independent Auditors............................................ F-4

Statements of Financial Condition......................................... F-5
Condensed Schedule of Investments......................................... F-6
Statements of Operations.................................................. F-8
Statements of Changes in Investors' Interest.............................. F-9
Statements of Cash Flows.................................................. F-13
Notes to Financial Statements............................................. F-14

                       Ernst & Young LLP                  Phone: (212) 773-3000
                       5 Times Square                        www.ey.com
                       New York, New York 10036-6530





                        Report of Independent Auditors

The Interest Holders of
MLM Index Fund

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of MLM Index Fund (the "Fund") as of December 31, 2002 and 2001, and the related statements of operations, changes in investors' interest and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MLM Index Fund at December 31, 2002 and 2001, and the results of its operations, changes in its investors' interest, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                                     /s/ Ernst & Young LLP



January 15, 2003


                                            MLM Index Fund

                                   Statements of Financial Condition


                                                                          December 31
                                                                   2002                 2001
                                                           ------------------------------------------
Assets
Cash and cash equivalents                                    $    195,744,016     $    169,990,375
Due from broker                                                    16,239,584           26,142,375
Certificate of deposit, at value (cost $4,501,775)                          -            4,502,290
Interest receivable                                                    33,157              498,747
                                                           ------------------------------------------
Total assets                                                 $    212,016,757     $    201,133,787
                                                           ==========================================


Liabilities and investors' interest
Redemptions payable                                          $      7,377,075     $      3,163,339
Brokerage commission payable                                          237,304              257,122
Management fee payable                                                263,552              255,466
Accrued expenses                                                      144,413              251,183
                                                           ------------------------------------------
Total liabilities                                                   8,022,344            3,927,110


Investors' interest                                               203,994,413          197,206,677
                                                           ------------------------------------------
Total liabilities and investors' interest                    $    212,016,757     $    201,133,787
                                                           ==========================================



The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.








                                            MLM Index Fund

                                   Condensed Schedule of Investments

                                           December 31, 2002


                                                                              Percentage of
                                                  Number of                    Investors'
     Security Description                         Contracts    Market Value     Interest
---------------------------------------------------------------------------------------------

Futures
Long futures contracts:
  Financial                                         1,512      $  5,116,842       2.51%
  Commodity                                        10,884        12,715,841       6.23
                                                              -------------------------------
                                                                 17,832,683       8.74

Short futures contracts:
  Financial                                           290            (3,250)     (0.00)*
  Commodity                                         3,711           274,500       0.13
                                                              -------------------------------
                                                                    271,250       0.13
                                                              -------------------------------
Net unrealized gain on open contracts                          $ 18,103,933       8.87%
                                                              ===============================




* Less than a one-tenth of 1%








                                             MLM Index Fund

                                   Condensed Schedule of Investments (continued)

                                           December 31, 2001


                                                                              Percentage of
                                                  Number of                    Investors'
     Security Description                         Contracts    Market Value     Interest
---------------------------------------------------------------------------------------------

Futures
Long futures contracts:
  Financial                                        1,122       $  (1,779,634)     (0.90%)
  Commodity                                        1,427              89,375       0.04
                                                             --------------------------------
                                                                  (1,690,259)     (0.86)
Short futures contracts:
  Financial                                          806           1,387,270       0.70
  Commodity                                       15,658           7,306,830       3.71
                                                             --------------------------------
                                                                   8,694,100       4.41
                                                             --------------------------------

Net unrealized gain on open contracts                          $   7,003,841       3.55%
                                                             ================================

Short-term Investment
Certificate of deposit                                         $   4,502,290       2.28%
                                                             ================================










                                            MLM Index Fund

                                       Statements of Operations


                                                                   Years ended December 31
                                                                   2002               2001
                                                            -------------------------------------
Investment income
Interest                                                    $   3,412,276         $  5,140,993

Expenses
Brokerage commissions                                           2,842,588            2,032,721
Management fee                                                  2,455,153            1,693,359
Operating expenses                                                944,454              839,741
                                                            -------------------------------------
Total expenses                                                  6,242,195            4,565,821

Net investment income (loss)                                   (2,829,919)             575,172

Realized and unrealized gain (loss) on investments
Net realized loss                                             (27,250,523)          (1,782,272)
Net change in unrealized gain                                  10,793,154              754,588
                                                            -------------------------------------
Net realized and unrealized loss on investments               (16,457,369)          (1,027,684)
                                                            -------------------------------------
Net loss                                                    $ (19,287,288)        $   (452,512)
                                                            =====================================



The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.







                                               MLM Index Fund

                                Statements of Changes in Investors' Interest

                                        Year ended December 31, 2002


                                                               Enhanced Series
                              -------------------------------------------------------------------------------
                                                                                                  Total
                               Class A-1    Class A     Class B-1     Class B       Class C      Enhanced
                                Shares      Shares       Shares       Shares        Shares        Series
                              -------------------------------------------------------------------------------

Investors' interest at
  December 31, 2001            $153,689   $26,820,513   $4,193,995   $91,711,548   $4,024,210   $126,903,955
Subscriptions                         -     8,413,427       24,875    30,330,410    2,495,000     41,263,712
Redemptions                     (19,733)   (2,915,007)  (1,205,857)  (15,209,311)           -    (19,349,908)
Transfers                        54,045      (715,360)    (704,143)   (3,903,454)           -     (5,268,912)
Other (Selling commissions)           -       (74,963)           -             -      (37,250)      (112,213)
Net loss                        (21,261)   (3,861,745)    (488,600)  (12,561,181)    (410,888)   (17,343,675)
                              -------------------------------------------------------------------------------
Investors' interest at
  December 31, 2002            $166,740   $27,666,865   $1,820,270   $90,368,012   $6,071,072   $126,092,959
                              ===============================================================================

Shares at December 31, 2001    1,240.99    242,231.27    33,918.00    802,953.00    42,419.00   1,122,762.26
Subscriptions                               90,974.41       197.24    313,223.04    32,419.78     436,814.47
Redemptions                     (199.00)   (30,517.08)  (10,694.11)  (157,164.08)           -    (198,574.27)
Transfers                        525.82     (8,255.93)   (6,532.65)   (40,321.75)        0.21     (54,584.30)
Other                                 -             -            -             -            -              -
                              -------------------------------------------------------------------------------
Shares at December 31, 2002    1,567.81    294,432.67    16,888.48    918,690.21    74,838.99   1,306,418.16
                              ===============================================================================

Net asset value per share:
December 31, 2002               $106.35        $93.97      $107.78        $98.37       $81.12
                              ================================================================

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.




                                               MLM Index Fund

                                Statements of Changes in Investors' Interest

                                        Year ended December 31, 2002


                                                           Unleveraged Series
                              -----------------------------------------------------------------------------------
                                                                                                     Total
                                                                                                   Investors'
                                                                                      Total        Interest
                               Class A-1      Class A     Class B-1     Class B     Unleveraged    ($100 Par
                               Shares         Shares      Shares        Shares        Series       Value/Share)
                              -----------------------------------------------------------------------------------

Investors' interest at
  December 31, 2001           $  910,801    $8,248,822   $1,985,391   $59,157,708   $70,302,722    $197,206,677
Subscriptions                          -     8,258,851            -    19,739,299    27,998,150      69,261,862
Redemptions                      (21,267)   (2,666,621)    (713,431)  (20,253,781)  (23,655,100)    (43,005,008)
Transfers                        (54,044)     (185,926)           1     5,508,881     5,268,912               -
Other (Selling commissions)            -       (69,617)           -             -       (69,617)       (181,830)
Net loss                         (35,241)     (331,924)     (38,645)   (1,537,803)   (1,943,613)    (19,287,288)
                              -----------------------------------------------------------------------------------
Investors' interest at
  December 31, 2002             $800,249   $13,253,585   $1,233,316   $62,614,304   $77,901,454    $203,994,413
                              ===================================================================================

Shares at December 31, 2001     7,975.90     74,313.00    16,874.00    517,660.26    616,823.16    1,739,585.42
Subscriptions                          -     77,152.56            -    181,449.52    258,602.08      695,416.55
Redemptions                      (199.00)   (25,225.45)   (6,089.43)  (183,401.96)  (214,915.84)    (413,490.11)
Transfers                        (501.14)    (1,748.33)        0.65     50,584.03     48,333.91       (6,250.39)
Other                                  -             -            -             -             -               -
                              -----------------------------------------------------------------------------------
Shares at December 31, 2002     7,275.76    124,491.78    10,783.92    566,291.85    708,843.31    2,015,261.47
                              ===================================================================================

Net asset value per share:
December 31, 2002                $109.99       $106.46      $114.37       $110.57
                              ====================================================


The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.






                                               MLM Index Fund

                                Statements of Changes in Investors' Interest

                                        Year ended December 31, 2001


                                                               Enhanced Series
                              -------------------------------------------------------------------------------
                                                                                                  Total
                               Class A-1    Class A     Class B-1     Class B       Class C      Enhanced
                                Shares      Shares       Shares       Shares        Shares        Series
                              -------------------------------------------------------------------------------


Investors' interest at
  December 31, 2000             $154,798   $13,081,512   $4,828,988   $48,129,532   $       -    $66,194,830
Subscriptions                          -    17,668,132            -    52,771,425   2,305,950     72,745,507
Redemptions                            -    (3,814,322)    (667,310)   (8,115,176)          -    (12,596,808)
Transfers                              -       558,824            -      (561,535)  1,689,199      1,686,488
Net income (loss)                 (1,109)     (673,633)      32,317      (512,698)     29,061     (1,126,062)
                              -------------------------------------------------------------------------------
Investors' interest at
  December 31, 2001             $153,689   $26,820,513   $4,193,995   $91,711,548  $4,024,210   $126,903,955
                              ===============================================================================

Shares at December 31, 2000     1,240.99    116,013.61    39,358.00    420,014.00           -     576,626.60
Subscriptions                          -    156,513.68            -    456,871.00   24,250.00     637,634.68
Redemptions                            -    (35,243.01)   (5,440.00)   (68,226.00)          -    (108,909.01)
Transfers                              -      4,946.99            -     (5,706.00)  18,169.00      17,409.99
                              -------------------------------------------------------------------------------
Shares at December 31, 2001     1,240.99    242,231.27    33,918.00    802,953.00   42,419.00   1,122,762.26
                              ===============================================================================

Net asset value per share:
   December 31, 2001              123.84        110.72       123.65        114.22       94.87
                              ================================================================



The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.







                                               MLM Index Fund

                                Statements of Changes in Investors' Interest

                                        Year ended December 31, 2001


                                                           Unleveraged Series
                              -----------------------------------------------------------------------------------
                                                                                                     Total
                                                                                                   Investors'
                                                                                      Total        Interest
                               Class A-1      Class A     Class B-1     Class B     Unleveraged    ($100 Par
                               Shares         Shares      Shares        Shares        Series       Value/Share)
                              -----------------------------------------------------------------------------------

Investors' interest at
  December 31, 2000              $896,523   $2,202,280   $2,076,846   $10,863,434   $16,039,083    $82,233,913
Subscriptions                           -    7,040,026            -    52,982,902    60,022,928    132,768,435
Redemptions                             -     (354,237)    (143,909)   (4,248,205)   (4,746,351)   (17,343,159)
Transfers                               -     (663,666)           -    (1,022,822)   (1,686,488)             -
Net income (loss)                  14,278       24,419       52,454       582,399       673,550       (452,512)
                              -----------------------------------------------------------------------------------
Investors' interest at
  December 31, 2001              $910,801   $8,248,822   $1,985,391   $59,157,708   $70,302,722   $197,206,677
                              ===================================================================================

Shares at December 31, 2000      7,975.90    20,068.00    18,112.00     97,105.11    143,261.01     719,887.61
Subscriptions                           -    63,418.00            -    466,542.29    529,960.29   1,167,594.97
Redemptions                             -    (3,212.00)   (1,238.00)   (36,992.12)   (41,442.12)   (150,351.13)
Transfers                               -    (5,961.00)           -     (8,995.02)   (14,956.02)      2,453.97
                              -----------------------------------------------------------------------------------
Shares at December 31, 2001      7,975.90    74,313.00    16,874.00    517,660.26    616,823.16   1,739,585.42
                              ===================================================================================

Net asset value per share:
   December 31, 2001               114.19       111.00       117.66        114.28
                              ====================================================


The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.








                                              MLM Index Fund

                                         Statements of Cash Flows

                                  Years ended December 31, 2002 and 2001



                                                                            2002              2001
                                                                    -----------------------------------

Cash flows from operating activities
Net loss                                                              $ (19,287,288)    $    (452,512)
Adjustments to reconcile net loss to net cash and
   cash equivalents used in operating activities:
     Net change in operating assets and liabilities:
       Due from broker                                                    9,902,791       (14,191,397)
       Certificate of deposit                                             4,502,290        (4,502,290)
       Interest receivable                                                  465,589          (460,211)
       Brokerage commission payable                                         (19,818)          150,446
       Management fee payable                                                 8,086           178,629
       Accrued expenses                                                    (106,769)          170,431
                                                                    ----------------------------------
Net cash and cash equivalents used in operating activities               (4,535,119)      (19,106,904)
                                                                    ----------------------------------

Cash flows from financing activities
Subscriptions received, net of selling commissions                       69,080,032       132,718,435
Redemptions paid                                                        (38,791,272)      (14,569,145)
                                                                    ----------------------------------
Net cash and cash equivalents provided by financing activities           30,288,760       118,149,290

Net increase in cash and cash equivalents                                25,753,641        99,042,386
Cash and cash equivalents at beginning of year                          169,990,375        70,947,989
                                                                    ----------------------------------
Cash and cash equivalents at end of year                               $195,744,016     $ 169,990,375
                                                                    ==================================

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

                                MLM Index Fund

                         Notes to Financial Statements

                               December 31, 2002


1. Significant Accounting Policies

Organization and Basis of Financial Statements

MLM Index Fund (the "Fund") was formed under the Business Trust Statute of the State of Delaware as a business trust in December 1997 and commenced operations on January 4, 1999. The Fund was organized for the primary purpose of seeking capital appreciation through the speculative trading of a diversified portfolio of futures contracts traded on U.S. exchanges using the MLM Index Trading Program, which is based upon the MLM Index. The MLM Index is a benchmark of the hypothetical returns available to a futures investor. The Index is comprised of a diverse portfolio of futures markets, including both financial and tangible markets. Only highly liquid U.S. futures markets are currently included in the MLM Index.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market investments, commercial paper, and certificates of deposit, having a maturity of less than six months. These investments are carried at cost plus accrued interest, which approximates market value. At December 31, 2002 and 2001, the Fund had approximately $35,161,000 and $5,967,000, respectively, in overnight funds with one major domestic bank and $158,778,566 and $162,340,000, respectively, invested in money market securities held at a custodian.

Valuation of Trading Positions

The Fund's trading positions are valued at market value, including accrued interest where applicable, and are included in amounts due from broker. Market value is principally based on listed market prices or broker or dealer price quotations. The resulting change in unrealized profit or loss is reflected in trading results for the period.

                                MLM Index Fund

1. Significant Accounting Policies (continued)

Income Taxes

The Unleveraged Series and the Enhanced Series each will be classified for federal income tax purposes as a separate partnership. Interest Holders of a Series will reflect their proportionate share of realized profit or loss on their separate tax returns. Accordingly, no provisions for income taxes are required for the Fund.

2. Investors' Interest

The Fund is comprised of two series: the Unleveraged Series, which attempts to replicate the MLM Index without leverage, and the Enhanced Series, which trades the MLM Index at three times leverage. Each Series has five classes of shares: Class A-1, Class A, Class B-1, Class B, and Class C. Class A-1 and Class B-1 Interests are no longer offered. As of December 31, 2002, Class C Interest of the Unleveraged Series did not issue any shares. Class A, Class B and Class C Interests are sold by authorized selling agents appointed by Mount Lucas Management Corporation (the "Manager") to accredited investors at a price equal to such Class' net asset value. Interests may be redeemed at net asset value as of the last day of any month upon at least ten-business days written notice to the Manager.

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

The Class A and Class C Interests of the Unleveraged and Enhanced Series are subject to a sales commission of up to 4% of the subscription amount, payable to the selling agent from the investor's investment for each series. The amount of the sales commission will be determined by the selling agent.

As of December 31, 2002, the Manager of the Fund had contributed $1,000 to each Series of the Fund.

3. Margin Requirements

The Fund had margin requirements of approximately $23,884,268 and $24,020,446 at December 31, 2002 and 2001, respectively, which were satisfied by net unrealized profits and cash at the brokers.

4. Management Fee, Administrative Services and Other Transactions

The Fund pays the Manager a management fee and the introducing broker a brokerage fee as a percentage of net assets, as of the first day of each month at the annualized rates as follows:

                    Enhanced Series                 Unleveraged Series
             ------------------------------  -------------------------------

               Management     Brokerage          Management     Brokerage
                  Fee            Fee                Fee            Fee
             ---------------------------------------------------------------

Class A-1        2.15%          1.35%              1.25%          0.65%
Class A          2.80           1.85               1.50           0.85
Class B-1        0.65           1.35               0.25           0.65
Class B          1.30           1.85               0.50           0.85
Class C          2.05           1.85               1.00           0.85


The Fund pays its legal, accounting, auditing and other operating expenses and fees. The manager will reimburse any Series for these expenses to the extent that they exceed 0.5% of the average net assets of such Series of the Fund in any calendar year. There were no reimbursements for the year ended
December 31, 2002.

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

The following table reflects the fair value of the Fund's derivative financial instruments.

                                     Fair Value at December 31
                                2002                           2001
                     ---------------------------------------------------------
                        Assets     Liabilities        Assets     Liabilities
                     ---------------------------------------------------------


Commodity Futures    $15,872,442   $2,882,101      $10,080,167   $2,683,961
Financial Futures      5,116,842        3,250        1,409,545    1,801,910
                     ---------------------------------------------------------
                     $20,989,284   $2,885,351      $11,489,712   $4,485,871
                     =========================================================


6. Financial Highlights

The following represents the per share operating performance ratios to average investors' interest and other supplemental information for the year ended
December 31, 2002:

                                                               Enhanced Series
                                     ------------------------------------------------------------
                                      Class A-1   Class A    Class B-1     Class B     Class C
                                      Shares      Shares     Shares        Shares      Shares
                                     ------------------------------------------------------------
Per share operating performance:
  Net asset value per share,
     December 31, 2001                $123.84     $110.72     $123.65      $114.22      $94.87
  Income from investment operations:
   Net investment income (loss)         (2.36)      (3.20)      (0.77)       (1.84)      (2.15)
   Net realized and unrealized gain
      (loss) on Investment
      transactions                     (15.13)     (13.55)     (15.10)      (14.01)     (11.60)
                                    -------------------------------------------------------------
Total from investment operations       (17.49)     (16.75)     (15.87)      (15.85)     (13.75)
                                    -------------------------------------------------------------
Net asset value per share,            $106.35      $93.97     $107.78       $98.37      $81.12
   December 31, 2002
                                    =============================================================

Total Return                           (14.14%)    (15.13%)    (12.83%)     (13.84%)    (14.49%)

Ratio to Average Net Assets:
  Net investment income (loss)          (2.21%)     (3.38%)     (0.72%)      (1.88%)     (2.66%)
  Expenses                              (3.98%)     (5.13%)     (2.48%)      (3.63%)     (4.38%)

Total return is calculated as the change in the net asset value per share for the year. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average net assets, respectively, for each class, for the year ended December 31, 2002.








                                                      Unleveraged Series
                                       -------------------------------------------------
                                        Class A-1    Class A     Class B-1    Class B
                                        Shares       Shares      Shares       Shares
                                       -------------------------------------------------
Per share operating performance:
  Net asset value per share,
     December 31, 2001                  $114.19     $111.00      $117.66     $114.28
  Income from investment operations:
   Net investment income (loss)           (0.70)      (1.07)        0.33       (0.10)
   Net realized and unrealized gain
      (loss) on Investment
      transactions                        (3.50)      (3.47)       (3.62)      (3.61)
                                       -------------------------------------------------
Total from investment operations          (4.20)      (4.54)       (3.29)      (3.71)
                                       -------------------------------------------------
Net asset value per share,              $109.99     $106.46      $114.37     $110.57
   December 31, 2002
                                       =================================================

Total Return                              (3.69%)     (4.09%)      (2.80%)     (3.25%)

Ratio to Average Net Assets:
  Net investment income (loss)            (0.64%)     (1.04%)       0.30%      (0.10%)
  Expenses                                (2.40%)     (2.84%)      (1.40%)     (1.84%)


Total return is calculated as the change in the net asset value per share for the year. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average net assets, respectively, for each class, for the year ended December 31, 2002.







6. Financial Highlights (continued)

The following represents the per share operating performance ratios to average investors' interest and other supplemental information for the year ended
December 31, 2001:

                                                                  Enhanced Series
                                       ------------------------------------------------------------------
                                         Class A-1    Class A      Class B-1      Class B       Class C
                                         Shares       Shares       Shares         Shares        Shares
                                       ------------------------------------------------------------------
Per share operating performance:
  Net asset value per share,
     December 31, 2000                   $124.76      $112.76      $122.69       $114.59       $100.00
  Income from investment operations:
   Net investment income (loss)            (1.29)       (1.33)        1.38          0.41         (0.29)
   Net realized and unrealized gain
      (loss) on investment
      transactions                          0.37        (0.71)       (0.42)        (0.78)        (4.84)
                                       ------------------------------------------------------------------
Total from investment operations           (0.92)       (2.04)        0.96         (0.37)        (5.13)
                                       ------------------------------------------------------------------
Net asset value per share,               $123.84      $110.72      $123.65       $114.22        $94.87
   December 31, 2001
                                       ==================================================================

Total Return                               (0.74%)      (1.81%)       0.78%        (0.32%)       (5.41%)

Ratio to Average Net Assets:
  Net investment income (loss)             (1.03%)      (1.50%)       1.15%         0.07%        (1.11%)
  Expenses                                 (4.10%)      (5.26%)      (2.60%)       (3.76%)       (4.53%)


Total return is calculated as the change in the net asset value per share for the year. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average net assets, respectively, for each class, for the year ended December 31, 2001.





                                                          Unleveraged Series
                                         -------------------------------------------------
                                           Class A-1    Class A     Class B-1    Class B
                                           Shares       Shares      Shares       Shares
                                         -------------------------------------------------
Per share operating performance:
  Net asset value per share,
     December 31, 2000                    $112.41      $109.75      $114.67     $111.87
  Income from investment operations:
   Net investment income (loss)              1.45         1.29         2.66        2.44
   Net realized and unrealized gain
      (loss) on investment
      transactions                           0.33        (0.04)        0.33       (0.03)
                                         -------------------------------------------------
Total from investment operations             1.78         1.25         2.99        2.41
                                         -------------------------------------------------
Net asset value per share,                $114.19      $111.00      $117.66     $114.28
   December 31, 2001
                                         =================================================

Total Return                                 1.56%        1.13%        2.54%       2.11%

Ratio to Average Net Assets:
  Net investment income (loss)               1.29%        0.70%        2.31%       1.69%
  Expenses                                  (2.50%)      (2.97%)      (1.50%)     (1.98%)


Total return is calculated as the change in the net asset value per share for the year. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average net assets, respectively, for each class, for the year ended December 31, 2001.


                               INDEX TO EXHIBITS


Exhibit
Number      Item Description
-------     ----------------

  3.1 Restated Certificate of Trust for MLM Index Trust, filed 1/14/98 (Filed as Exhibit 3.1 to the Registrant's Form
            10 and incorporated by reference
            herein.)
  3.2 Amended and Restated Declaration of Trust and Trust Agreement of MLM Index Fund (Filed as Exhibit 3.1 to the Registrant's Form 10 and incorporated by reference herein.)
  3.3 Amendment No. 1 to the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index Fund (Filed as
            Exhibit 3.1 to the Registrant's Form 10 and incorporated by reference herein.)
  3.4 Amendment No. 2 to the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index Fund (Filed as
            Exhibit 3.1 to the Registrant's Form 10 and incorporated by reference herein.)
  3.5 Amendment No. 3 to the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index Fund (Filed as
            Exhibit 3.1 to the Registrant's Form 10 and incorporated by reference herein.)
  3.6 Amendment No. 4 to the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index Fund (Filed as
            Exhibit 3.1 to the Registrant's Form 10 and incorporated by reference herein.)

 99.1       Section 906 Certification

 99.2       Section 906 Certification