Form 10-K/A
period 2002-12-31
MLM INDEX FUND
filed 2003-04-22
CIK 1075058

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-K/A


(Mark One)
 |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

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

                                    By:  /s/ Timothy J. Rudderow
                                        -------------------------------
                                         Timothy J. Rudderow, President

Date:  March 31, 2003

                                MLM INDEX FUND


                           CERTIFICATION PURSUANT TO
                                SECTION 302 OF
                        THE SARBANES-OXLEY ACT OF 2002


I, Timothy J. Rudderow, certify that:

1)   I have reviewed this annual report on Form 10-K/A of MLM Index Fund.

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


                                          By: /s/ Timothy J. Rudderow
                                             -------------------------------
                                             Timothy J. Rudderow, President of
                                             Mount Lucas Management Corporation

Date:  March 31, 2003

                                MLM INDEX FUND


                           CERTIFICATION PURSUANT TO
                                SECTION 302 OF
                        THE SARBANES-OXLEY ACT OF 2002


I, James A. Mehling, certify that:

1)   I have reviewed this annual report on Form 10-K/A of MLM Index Fund.

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