Form 10-Q
period 2003-03-31
MLM INDEX FUND
filed 2003-05-15
CIK 1075058

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d)of the Securities
                             Exchange Act of 1934


                For the quarterly period ended March 31, 2003,


                                      or

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

        For the transition period from ____________ to _____________


                        COMMISSION FILE NUMBER 0-49767


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

MLM Index Fund
Index to FORM 10Q
March 31, 2003

Contents

PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          Number
Item 1   Financial Statements:

Interim Statements of Financial Condition as of March 31,
  2003 (unaudited) and December 31, 2002(audited)                           3

Interim Condensed Schedule of Investments as of March 31,
  2003 (unaudited) and December 31, 2002(audited)                           4

Unaudited Interim Statements of Operations For the Three
  Months Ended March 31, 2003 and 2002                                      5

Unaudited Interim Statement of Changes in Partners' Capital
  for the Three Months Ended March 31, 2003 and 2002                        6

Notes to Unaudited Interim Financial Statements for the
  Three Months Ended March 31, 2003                                         8


Item 2   Management's Discussion and Analysis of Financial Condition       13
                   and Results of Operations


Item 3   Quantitative and Qualitative Disclosures of Market Risk           15

Item 4   Controls and Procedures                                           15

PART II - OTHER INFORMATION

Item 1   Legal Proceeding                                                  16


Item 2   Changes in Securities and Use of Proceeds                         16

Item 3   Defaults Upon Senior Securities                                   17


Item 4   Submission of Matters to a Vote of Security Holders               17


Item 5   Other Information                                                 17


Item 6   Exhibits and Reports on Form 8-K                                  17

MLM Index Fund
INTERIM STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2003 (Unaudited) AND DECEMBER 31, 2002 (Audited)



                                                March 31,        December 31,
                                                  2003               2002

                                                -------------------------------
Assets
Cash and cash equivalents                       $198,547,002     $195,744,016
Due from broker                                   26,848,772       16,239,584
                                                           -                -
Other assets                                         159,642           33,157
                                                -------------------------------
Total assets                                    $225,555,416     $212,016,757
                                                ===============================

Liabilities and investors' interest
Redemptions payable                             $  4,913,666       $7,377,075
Brokerage commission payable                         285,497          237,304
Management fee payable                               315,521          263,552
Subscriptions received in advance                          -                -
Accrued expenses                                     283,153          144,413
                                                -------------------------------
Total liabilities                                  5,797,837        8,022,344

Investors' interest                              219,757,579      203,994,413
                                                -------------------------------
Total liabilities and investors' interest       $225,555,416     $212,016,757
                                                ===============================




See Notes to Financial Statements

MLM Index Fund
INTERIM CONDENSED SCHEDULES OF INVESTMENTS

MARCH 31, 2003 (Unaudited)
                                                            Percentage of
Security Description                    Market Value        Investors' Interest
-------------------------------------------------------------------------------

Futures Contracts-(0.41%)
   Long                                 $(1,328,378)        (0.60%)
   Short                                415,866              0.19%
                                        ---------------------------------------
Net unrealized appreciation on
   futures contracts                    $(912,512)           (0.41%)
                                        =======================================






DECEMBER 31, 2002 (Audited)
                                                            Percentage of
Security Description                    Market Value        Investors' Interest
-------------------------------------------------------------------------------
Futures Contracts- 8.87%
   Long                                 $17,832,683         8.74%
   Short                                    271,250         0.13%
                                        ---------------------------------------
Net unrealized appreciation on
   futures contracts                    $18,103,933         8.87%
                                        =======================================






See Notes to Financial Statements



MLM Index Fund
UNAUDITED INTERIM STATEMENTS OF OPERATIONS



                                                         For the three      For the three
                                                         months ended       months ended
                                                         March 31, 2003     March 31, 2002

Investment income
Interest                                                 $    669,110       $     886,166

Expenses
Brokerage commissions                                         802,906             743,266
Management fee                                                768,774             703,549
Operating expenses                                            202,062             180,188
                                                         ---------------------------------
Total expenses                                              1,773,742           1,627,003

Net investment income (loss)                               (1,104,632)           (740,837)

Realized and unrealized gain (loss) on investments
Net realized gain (loss)                                   27,725,994         (10,453,517)
Net change in unrealized appreciation (depreciation)
 on investments                                           (19,004,780)        (14,731,749)
                                                         ---------------------------------

Net realized and unrealized gain (loss) on investments      8,721,214         (25,185,266)
                                                         ---------------------------------

Net income (loss)                                        $  7,616,582       $ (25,926,103)
                                                         =================================




See Notes to Financial Statements







MLM Index Fund
UNAUDITED INTERIM STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2003

                               Enhanced Series
                              -----------------------------------------------------------------------------------------
                                                                                                          Total
                               Class A-1    Class A         Class B-1      Class B        Class C         Enhanced
                               Shares       Shares          Shares         Shares         Shares          Series
                               ----------------------------------------------------------------------------------------

Investors' interest at
December 31, 2002              $166,740     $27,666,865     $1,820,270     $90,368,012    $6,071,072      $126,092,959
Subscriptions                         -       1,661,521              -       5,472,448        99,500         7,233,469
Redemptions                     (58,786)       (150,321)      (153,602)     (2,064,532)            -        (2,427,241)
Transfers                             -         (41,027)             -         161,149             -           120,122
Net loss                          8,459       1,282,708         99,639       4,505,248       301,785         6,197,841
                               ----------------------------------------------------------------------------------------
Investors' interest at
March 31, 2003                 $116,413     $30,419,746     $1,766,307     $98,442,325    $6,472,357      $137,217,150
                               ========================================================================================
Shares at December 31, 2002    1,567.81      294,432.67      16,888.48      918,690.21     74,838.99      1,306,418.16
Subscriptions                         -       16,450.82              -       51,114.85      1,168.47         68,734.14
Redemptions                     (526.06)      (1,467.57)     (1,350.56)     (19,616.31)            -        (22,960.50)
Transfers                             -         (435.88)             -        1,402.21             -            966.33
                               ----------------------------------------------------------------------------------------
Shares at March 31, 2003        1041.75      308,980.04      15,537.92      951,590.96     76,007.46      1,353,158.13
                               ========================================================================================
Net asset value per share:
March 31, 2003                  $111.75          $98.45        $113.67         $103.45        $85.15
                               ======================================================================


                               Unleveraged Series
                               ----------------------------------------------------------------------------------------------------
                                                                                                                Total
                                                                                              Total             Investors' Interest
                               Class A-1      Class A        Class B-1       Class B          Unleveraged       ($100 Par
                               Shares         Shares         Shares          Shares           Series            Value/Share)
                               ----------------------------------------------------------------------------------------------------

Investors' interest at
December 31, 2002              $ 800,249      $13,253,585    $1,233,316      $62,614,304      $ 77,901,454      $ 203,994,413
Subscriptions                          -        1,658,341             -        5,290,060         6,948,401         14,181,870
Redemptions                      (56,035)        (239,349)         (144)      (3,312,517)       (3,608,045)        (6,035,286)
Transfers                              -          (23,880)            -          (96,242)         (120,122)                 -
Net loss                          14,435          210,165        25,396        1,168,745         1,418,741          7,616,582
                               ----------------------------------------------------------------------------------------------------
Investors' interest at
March 31, 2003                 $ 758,649      $14,858,862    $1,258,568      $65,664,350      $ 82,540,429      $ 219,757,579
                               ====================================================================================================
Shares at December 31, 2002     7,275.76       124,491.78     10,783.92       566,291.85        708,843.31       2,015,261.47
Subscriptions                          -        15,174.29             -        46,406.66         61,580.95         130,315.09
Redemptions                      (500.44)       (2,199.93)        (1.23)      (29,342.61)       (32,044.21)        (55,004.71)
Transfers                              -          (214.71)            -          (806.90)        (1,021.61)            (55.28)
                               ----------------------------------------------------------------------------------------------------
Shares at March 31, 2003        6,775.32       137,251.43     10,782.69       582,548.99        737,358.44       2,090,516.57
                               ====================================================================================================
Net asset value per share:
March 31, 2003                   $111.97          $108.26       $116.72          $112.71
                               ===========================================================


See Notes to Financial Statements




MLM Index Fund
UNAUDITED INTERIM STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2002


                               Enhanced Series
                               --------------------------------------------------------------------------------------------------

                                                                                                                 Total
                               Class A-1      Class A         Class B-1      Class B           Class C           Enhanced
                               Shares         Shares          Shares         Shares            Shares            Series
                               --------------------------------------------------------------------------------------------------

Investors' interest at
December 31, 2001              $  153,689     $26,820,513     $ 4,193,995     $ 91,711,548      $4,024,210        $  126,903,955
Subscriptions                           -       2,312,458          24,875        8,335,974               -            10,673,307
Redemptions                             -        (887,200)       (683,211)      (2,280,200)              -            (3,850,611)
Transfers                          54,046          56,674               -          672,980               -               783,700
Net income                        (26,216)     (4,665,952)       (611,174)     (16,308,742)       (690,063)          (22,302,147)
                               --------------------------------------------------------------------------------------------------
Investors' interest at
March 31, 2002                 $  181,519     $23,636,493     $ 2,924,485     $ 82,131,560      $3,334,147          $112,208,204
                              ===================================================================================================
Shares at December 31, 2001      1,240.99      242,231.27       33,918.39       803,318.50       42,419.21          1,123,128.26
Subscriptions                           -       23,495.06          197.24        76,479.35               -            100,171.65
Redemptions                             -       (8,079.54)      (5,510.93)      (20,319.49)              -            (33,909.96)
Transfers                          526.06          502.94               -         7,146.09               -             8,175..09
                               --------------------------------------------------------------------------------------------------
Shares at March 31, 2002         1,766.81      258,149.73       28,604.70       866,624.45       42,419.21          1,197,565.04
                               ==================================================================================================
Net asset value per share:
March 31, 2002                 $   102.74     $     91.56     $    102.24     $      94.77      $    78.60
                               ============================================================================


                              Unleveraged Series
                              ----------------------------------------------------------------------------------------------------
                                                                                                              Total
                                                                                            Total             Investors' Interest
                              Class A-1     Class A         Class B-1      Class B          Unleveraged       ($100 Par
                              Shares        Shares          Shares         Shares           Series            Value/Share)
                              ----------------------------------------------------------------------------------------------------

Investors' interest at
December 31, 2001             $ 910,801     $ 8,248,822     $ 1,985,391    $ 59,157,708     $ 70,302,722      $ 197,206,677
Subscriptions                         -       3,215,496               -       4,876,369        8,091,865         18,765,172
Redemptions                           -               -        (600,464)     (7,290,207)      (7,890,671)       (11,741,282)
Transfers                       (54,046)        (56,674)              -        (672,980)        (783,700)                 -
Net income                      (49,500)       (578,731)        (76,206)     (2,919,519)      (3,623,956)       (25,926,103)
                              ----------------------------------------------------------------------------------------------------
Investors' interest at
March 31, 2002                $ 807,255     $10,828,913     $ 1,308,721    $ 53,151,371     $ 66,096,260      $ 178,304,464
                              ====================================================================================================
Shares at December 31, 2001    7,975.90       74,313.00       16,874.00      517,660.26       616,823.16       1,739,585.42
Subscriptions                         -       29,436.59               -       43,999.88        73,436.47         173,608.12
Redemptions                           -               -       (5,090.66)     (63,748.95)      (68,839.61)       (102,749.57)
Transfers                       (500.44)        (507.25)              -       (6,238.23)       (7,245.92)            929.17
                              ----------------------------------------------------------------------------------------------------
Shares at March 31, 2002       7,475.46      103,242.34       11,783.34      491,672.96       614,174.10       1,811,373.14
                              ====================================================================================================
Net asset value per share:
March 31, 2002                $  107.99     $    104.89     $    111.07    $     108.10
                              ============================================================


See Notes to Financial Statements


MLM Index Fund
Notes to Unaudited Interim Financial Statements for the Three Months Ended March 31, 2003


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

Cash and Cash Equivalents

Cash equivalents consist of short term money market investments and deposits in money market mutual funds, which are carried at cost plus accrued interest, which approximates market value. At March 31, 2003 and December 31, 2002, the Fund had approximately $30,517,000 and $35,161,000, respectively, in overnight funds with one major domestic bank and $166,287,351 and $158,778,566 at March 31, 2003 and December 31, 2002 invested in money market securities, respectively.

Certificate of Deposit

At March 31, 2003 and December 31, 2002, the Fund did not hold any certificates of deposits with a large financial institution.

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

2. Investors' Interest

The Fund is comprised of two series: the Unleveraged Series, which attempts to replicate the MLM Index without leverage, and the Enhanced Series, which trades the MLM Index at three times leverage. Prior to June 2002, each Series had four classes of shares: Class A-1, Class A (formerly Class A-2), Class B-1, and Class B (formerly Class B-2). In June 2002, an additional class of shares, Class C, was offered under the Enhanced Series. Class A-1 and Class B-1 Interests are no longer offered. Class A, Class B and Class C Interests are sold by authorized selling agents appointed by Mount Lucas Management Corporation (the "Manager") to accredited investors at a price equal to such Class' net asset value. Interests may be redeemed at net asset value as of the last day of any month upon at least ten business days written notice to the Manager.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor's capital account.

The Manager paid all of the expenses associated with the organization of the Fund and the offered interests. As a result, each investor pays the Manager an organizational fee in the amount of 0.5% of their initial investment in any Series and any subsequent investment. The organizational fee is not charged once an investor has invested $1,000,000 or more.

MLM Index Fund
Notes to Financial Statements (continued)

2. Investors' Interest (continued)

The Class A Interests of the Unleveraged and Enhanced Series are subject to a sales commission of up to 4% of the subscription amount, payable to the selling agent from the investor's investment for each series. The amount of the sales commission will be determined by the selling agent.

As of March 31, 2003, the Manager of the Fund had contributed $1,000 to each Series of the Fund.

3. Margin Requirements

The Fund had margin requirements of approximately $27,062,355 and $23,884,268 at March 31, 2003 and December 31, 2002, respectively, which were satisfied by net unrealized profits and cash at the brokers.

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

The Fund pays its legal, accounting, auditing and other operating expenses and fees. The manager will reimburse any Series for these expenses to the extent that they exceed 0.5% of the average net assets of such Series of the Fund in any calendar year. There were no reimbursements for the three months ended March 31, 2003 and for the year ended December 31, 2002.

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

                    Fair Value at
                    March 31, 2003                December 31, 2002
                    ---------------------------------------------------------
                    Assets        Liabilities     Assets         Liabilities
                    ---------------------------------------------------------

Commodity Futures   $1,808,891    $4,135,041      $15,872,442    $2,882,101
Financial Futures    1,517,230       103,593        5,116,842         3,250
                    ---------------------------------------------------------
                    $3,326,121    $4,238,634      $20,989,284    $2,885,351
                    =========================================================


MLM Index Fund
Notes to Financial Statements (continued)

6.  Financial Highlights

The following represents the per share operating performance ratios to average limited partners' capital and other supplemental information for the three months ended March 31, 2003:

                                                  Enhanced Series                                 Unleveraged Series
                                                -------------------                             ----------------------
                                Class A-1  Class A   Class B-1   Class B    Class C    Class A-1 Class A    Class B-1   Class B
                                Shares     Shares    Shares      Shares     Shares     Shares    Shares     Shares      Shares
                                ----------------------------------------------------   -------------------------------------------

Per share operating
performance:
     Net asset value per
share, December 31, 2002        $106.35     $93.97    $107.78     $ 98.37    $81.12     $109.99   $106.46    $114.37     $110.57
Income from investment
operations:
     Net investment
income (loss)                     (0.39)     (0.52)      0.06       (0.15)    (0.28)      (0.16)    (0.22)      0.13        0.05
     Net realized and
unrealized gain (loss)
on Investment transactions         5.79       5.00       5.83        5.23      4.31        2.14      2.02       2.22        2.09
                                ----------------------------------------------------   -------------------------------------------
     Total from
investment operations              5.40       4.48       5.89        5.08      4.03        1.98      1.80       2.35        2.14
                                ----------------------------------------------------   -------------------------------------------
     Net asset value
per share, March 31, 2003       $111.75     $98.45    $113.67     $103.45    $85.15     $111.97   $108.26    $116.72     $112.71
                                ====================================================   ===========================================
Total Return:                     5.07%      4.77%      5.47%       5.17%     4.97%       1.80%     1.69%      2.06%       1.94%

Ratio to Average
Net Assets:
     Net investment
income (loss)                    (0.35%)    (0.51%)     0.05%      (0.14%)   (0.32%)     (0.13%)   (0.20%)     0.12%       0.05%
     Expenses                    (0.66%)    (0.82%)    (0.28%)     (0.45%)   (0.63%)     (0.44%)   (0.50%)    (0.19%)     (0.25%)

Total return is calculated as the change in the net asset value per share for three months ending March 31, 2003. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average net assets, respectively, for each class, for the three months ended March 31, 2003.


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


     Mount Lucas Management Corporation, a Delaware corporation, acts as the manager and trading advisor of the Fund. The Manager was formed in 1986 to act as an investment manager. As part of a planned merger in October 1999, the Manager combined operations with Mount Lucas Index Management Corporation (the former manager of the Fund), CA Partners, Inc. and Little Brook Corporation of New Jersey. The purpose of the merger was to streamline and consolidate the operations of the affiliated entities. As of April 30, 2003, the Manager had approximately $661 million of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.


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

Results of Operations

         As of 3/31/2003, the Fund had assets of $225,555,416 compared with assets of $212,016,757 on 12/31/2002. Liabilities of the Fund totaled $5,797,837 compared with $8,022,344 for the previous fiscal year. In general, changes in the net assets of the Fund are the result of subscriptions and redemptions to the Fund, and the net income from operations, including the results from futures trading, interest income, and fees and expenses. For the three-month period ending 3/31/2003, subscriptions to the Fund totaled $14,181,870 and redemptions totaled $(6,035,286). During the three-month period ending 3/31/2003, the Fund had a net gain of $27,725,994 compared with a net loss of $(10,453,517) for the same period in 2002. During the three months ended 3/31/2003, the Fund had net income of $7,616,582. In comparison, during the three months ended 3/31/2002, the Fund had net income of $(25,926,103). During both periods, expenses increased. All expenses of the Fund are based on a percentage of assets, and therefore increase as the assets of the Fund increase.

         The gain and loss in the three month periods are directly related to the performance of the MLM Index(TM), which the Fund is designed to replicate. During the three months ending 3/31/2002, the MLM Index(TM) performance of -4.94% was lower than the 2.55% recorded in the period ending 3/31/2003. The components of the return of the MLM Index(TM) are the capital gains earned from the changes in futures market prices, and the interest income earned on cash balances. The interest earned on the Fund's assets declined as a result of a decline in short term interest rates. The Fund had net capital losses that resulted directly from its replication of the MLM Index(TM), and the expenses of the Fund. In general, the MLM Index(TM) requires substantial long-term trends in futures prices in order to be profitable. During the three months ended 3/31/2003, a majority of the markets exhibited strong trends, which are conducive to profitability. For instance, the energy sector, which includes the crude oil, heating oil, unleaded gasoline and natural gas markets, was particularly profitable. The tensions over the situation with Iraq led to sustained price increases in the petroleum markets. The long winter also put strains on heating oil and natural gas supplies which caused those prices to inflate. However, the recent dramatic reversal in these markets has taken away most of the gains earned during the winter. Also, the currency sector has produced steady, but limited gains. Finally, as assets increase, the same percentage net gain (loss) in the MLM Index(TM) will increase the dollar net gain (loss) of the Fund. Gains and losses in the Fund will also be affected by the distribution of the assets between the Unleveraged and Enhanced series of the Fund, which is entirely determined by the investors.


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

        The VAR of the Fund is calculated as follows: The standard deviation of daily returns of the MLM Index is estimated to be 0.38%. However, it is well known that standard deviation underestimates the magnitude of possible changes, certainly in a portfolio with a relatively small number of instruments. The VAR calculation uses the standard deviation of returns of the MLM Index over the last 10 years, multiplied by 2.35 for the normal 99% confidence interval and by 1.5 to account for the statistical nature of the distribution. Given that, management estimates that the Fund as a whole could reasonably expect to lose $6,619,700 on a daily basis, and $28,917,638 on a monthly basis, assuming 3/31/2003 asset levels. It is important to note that this calculation is only an estimate. Furthermore, the Manager does not use the VAR calculation in its trading operations. The purpose of the Fund is to replicate the MLM Index, thus the Manager has a very limited mandate and does not adjust trading away from the MLM Index based on the then current market environment.

Item 4.  Controls and Procedures

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

       Item 2.  Changes in Securities and Use of Proceeds.

                                     Enhanced Series

                            Class A-1      Class A    Class B-1       Class B      Class C
Jan-03 Subscriptions $             $0     $459,169            0    $2,631,311           $0
       Subscriptions Units          0         4886            0         26750            0
       # of Purchasers              0           11            0            27            0
       Unit Price                           $93.96            0        $98.37

Feb-03 Subscriptions $             $0     $237,122           $0    $1,832,181           $0
       Subscriptions Units          0         2329            0         17172            0
       # of Purchasers              0            8            0            23            0
       Unit Price                          $101.80                    $106.70

Mar-03 Subscriptions $              0     $469,483           $0    $2,235,111           $0
       Subscriptions Units          0         4392            0         19924            0
       # of Purchasers              0            8            0            47            0
       Unit Price                          $106.90                    $112.18

                       Unleveraged Series

                            Class A-1      Class A    Class B-1       Class B
Jan-03 Subscriptions $             $0     $548,063           $0    $4,195,548
       Subscriptions Units          0         5148            0         37945
       # of Purchasers              0           12            0            49
       Unit Price                          $106.46                    $110.57

Feb-03 Subscriptions $             $0     $106,850           $0      $796,369
       Subscriptions Units          0          976            0          7002
       # of Purchasers              0            2            0            21
       Unit Price                          $109.42                    $113.74

Mar-03 Subscriptions $             $0     $542,256           $0    $2,499,790
       Subscriptions Units          0         4876            0         21605
       # of Purchasers              0           11            0            38
       Unit Price                          $111.22                    $115.70

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

                99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

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




Date: May 15, 2003

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



Date     May 15, 2003




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



Date     May 15, 2003



/s/  James A. Mehling
------------------------------------------
Vice President and Chief Operating Officer