Form 10-Q
period 2003-06-30
MLM INDEX FUND
filed 2003-08-14
CIK 1075058

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934


                For the quarterly period ended June 30, 2003,


                                       or

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

MLM Index Fund
Index to FORM 10Q
June 30, 2003

Contents

PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                          Number
Item 1   Financial Statements:

Interim Statements of Financial Condition as of June 30,
  2003 (unaudited) and December 31, 2002(audited)                           3

Interim Condensed Schedule of Investments as of June 30,
  2003 (unaudited) and December 31, 2002(audited)                           4

Unaudited Interim Statements of Operations For the Three
  Months Ended June 30, 2003 and 2002 and For the Six Months
  Ended June 30, 2003 and 2002                                              5

Unaudited Interim Statement of Changes in Partners' Capital
  for the Six Months Ended June 30, 2003 and 2002                           6

Notes to Unaudited Interim Financial Statements for the
  Six Months Ended June 30, 2003                                            10


Item 2   Management's Discussion and Analysis of Financial Condition       15
                   and Results of Operations


Item 3   Quantitative and Qualitative Disclosures of Market Risk           17

Item 4   Controls and Procedures                                           17

PART II - OTHER INFORMATION

Item 1   Legal Proceeding                                                  18


Item 2   Changes in Securities and Use of Proceeds                         18

Item 3   Defaults Upon Senior Securities                                   19


Item 4   Submission of Matters to a Vote of Security Holders               19


Item 5   Other Information                                                 19


Item 6   Exhibits and Reports on Form 8-K                                  19



MLM Index Fund
INTERIM STATEMENTS OF FINANCIAL CONDITION
AS OF June 30. 2003 (Unaudited) AND DECEMBER 31, 2002 (Audited)



                                                      June 30,            December 31,
                                                         2003                 2002
                                                     ---------------------------------------
Assets
Cash and cash equivalents                            $204,918,202        $195,744,016
Due from broker                                        18,129,180          16,239,584
Prepaid expenses                                          229,258              -
Other assets                                              230,323              33,157
                                                     ---------------------------------------
Total assets                                         $223,506,963        $212,016,757
                                                     =======================================

Liabilities and investors' interest
Redemptions payable                                    $2,721,513          $7,377,075
Brokerage commission payable                              268,363             237,304
Management fee payable                                    300,571             263,552
Accrued expenses                                           45,607             144,413
                                                     ---------------------------------------
Total liabilities                                       3,336,054           8,022,344

Investors' interest                                   220,170,909         203,994,413
                                                     ---------------------------------------
Total liabilities and investors' interest            $223,506,963        $212,016,757
                                                     =======================================

                                                     =======================================



See Notes to Financial Statements










MLM Index Fund
CONDENSED SCHEDULES OF INVESTMENTS

JUNE 30, 2003 (Unaudited)
                                                                      Percentage of Investors'
Security Description                          Market Value            Interest
----------------------------------------------------------------------------------------------
Futures Contracts-(2.47%)
   Long                                       $4,724,923              2.15%
   Short                                         716,005              0.32%
                                              -------------------------------------------------
Net unrealized appreciation on
   futures contracts                          $5,440,928              2.47%
                                              =================================================





December 31, 2002 (Audited)
                                                                      Percentage of Investors'
Security Description                          Market Value            Interest
----------------------------------------------------------------------------------------------

Futures Contracts- 8.87%
   Long                                       $17,832,683             8.74%
   Short                                          271,250             0.13%
                                              -------------------------------------------------
Net unrealized appreciation on
   futures contracts                          $18,103,933             8.87%
                                              =================================================








See Notes to Financial Statements





MLM Index Fund
UNAUDITED INTERIM STATEMENTS OF OPERATIONS


                                         For the three      For the three       For the six          For the six
                                         months ended       months ended        months ended         months ended
                                           June 30,           June 30,            June 30,             June 30,
                                            2003               2002                 2003                 2002

Investment income
Interest                                    $612,800           $898,217        $ 1,281,910           $1,784,382

Expenses
Brokerage commissions                        802,026            662,588          1,604,933            1,405,854
Management fee                               708,048            624,612          1,412,137            1,328,160
Operating expenses                           468,774            166,462            735,521              346,652
                                     -----------------------------------------------------------------------------
Total expenses                             1,978,848          1,453,662          3,752,591            3,080,666

Net investment income (loss)              (1,366,048)          (555,445)        (2,470,681)          (1,296,284)

Realized and unrealized gain (loss)
on investments
Net realized gain (loss)                 (14,229,267)       (18,637,756)        13,496,728          (29,091,273)
Net change in unrealized appreciation
(depreciation) on investments
                                           6,612,892         14,210,356        (12,391,889)            (521,393)
                                     -----------------------------------------------------------------------------

Net realized and unrealized gain
(loss) on investments                     (7,616,375)        (4,427,400)         1,104,839          (29,612,666)
                                     -----------------------------------------------------------------------------


Net income (loss)                       $ (8,982,423)      $ (4,982,845)      $ (1,365,842)       $ (30,908,950)
                                     =============================================================================



See Notes to Financial Statements





                                        5







MLM Index Fund
UNAUDITED INTERIM STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                    Enhanced Series
                                    -------------------

                                                                                                                          Total
                                    Class A-1     Class A          Class B-1        Class B           Class C          Enhanced
                                    Shares        Shares           Shares           Shares            Shares           Series
                                    ------------------------------------------------------------------------------------------------
Investors' interest at
 December 31, 2002                  $166,740      $27,666,865      $1,820,270       $90,368,012       $6,071,072       $126,092,959
Subscriptions                         -             3,807,499         -              13,030,130           99,500         16,937,129
Redemptions                          (58,786)      (1,456,537)       (155,611)       (5,937,476)          -              (7,608,410)
Transfers                             -              (387,657)        -                 653,067           -                 265,410
Net loss                               2,128         (467,007)          9,902          (831,266)         (56,519)        (1,342,762)
                                    ------------------------------------------------------------------------------------------------
Investors' interest at
 June 30, 2003                      $110,082      $29,163,163      $1,674,561       $97,282,467       $6,114,053       $134,344,326
                                    ================================================================================================

Shares at December 31, 2002         1,567.81       294,432.67       16,888.48        918,690.21        74,838.99       1,306,418.16
Subscriptions                        -              39,085.35        -               126,962.85         1,168.47         167,216.67
Redemptions                          (526.06)      (15,358.86)      (1,368.81)       (58,290.07)         -               (75,543.80)
Transfers                            -              (4,053.40)       -                 6,314.14          -                 2,260.74
                                    -----------------------------------------------------------------------------------
Shares at June 30, 2003              1041.75       314,105.76       15,519.67        993,677.13        76,007.46       1,400,351.77
                                    ================================================================================================

Net asset value per share:
   June 30, 2003                     $105.67           $92.85         $107.90            $97.90           $80.44
                                    ===================================================================================




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
                               Shares         Shares         Shares          Shares           Series            Value/Share)
                               ----------------------------------------------------------------------------------------------------

Investors' interest at
December 31, 2002              $ 800,249      $13,253,585    $1,233,316      $62,614,304      $ 77,901,454      $ 203,994,413
Subscriptions                          -        3,830,306             -       12,767,755        16,598,061         33,535,190
Redemptions                     (153,541)        (605,389)         (290)      (7,625,223)       (8,384,443)       (15,992,853)
Transfers                              -          (23,880)            -         (241,530)         (265,410)                 -
Net loss                           1,836          (90,600)        5,746           59,938           (23,080)        (1,365,842)
                               ----------------------------------------------------------------------------------------------------
Investors' interest at
June 30, 2003                  $ 648,544      $16,364,022    $1,238,772      $67,575,244      $ 88,826,582      $ 220,170,908
                               ====================================================================================================

Shares at December 31, 2002     7,275.76       124,491.78     10,783.92       566,291.85        708,843.31       2,015,261.47
Subscriptions                          -        35,457.19             -       113,366.20        148,823.39         316,040.06
Redemptions                    (1,377.12)       (5,622.92)        (2.48)      (67,843.58)       (74,846.10)       (150,389.90)
Transfers                              -          (214.71)            -        (2,115.64)        (2,330.35)            (69.61)

                               ----------------------------------------------------------------------------------------------------
Shares at June 30, 2003         5,898.64       154,111.34     10,781.44       609,698.83        780,490.25       2,180,842.02
                               ====================================================================================================
Net asset value per share:
June 30, 2003                    $109.95          $106.18       $114.90          $110.83
                               ===========================================================


See Notes to Financial Statements





MLM Index Fund
UNAUDITED INTERIM STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                 Enhanced Series
                               -----------------------------------------------------------------------------
                                                                                                Total
                               Class A-1     Class A    Class B-1     Class B      Class C     Enhanced
                                 Shares      Shares      Shares        Shares      Shares       Series

                               -----------------------------------------------------------------------------

Investors' interest at         $153,689    $26,820,513  $4,193,995   $91,711,548  $4,024,210   $126,903,955
December 31, 2001
Subscriptions                         -      4,391,365      24,875    20,465,537   2,457,750     27,339,527
Redemptions                     (19,733)    (1,636,332)   (685,975)   (6,288,372)          -     (8,630,412)
Transfers                        54,046       (651,375)          -    (2,061,256)          -     (2,658,585)
Net (loss)                      (33,256)    (5,659,071)   (695,754)  (19,381,087)   (836,448)   (26,605,616)
                               -----------------------------------------------------------------------------
Investors' interest at
June 30, 2002                  $154,746    $23,265,100  $2,837,141   $84,446,370  $5,645,512   $116,348,869
                               =============================================================================


Shares at December 31, 2001       1,241        242,231      33,918       803,319      42,419      1,123,128
Subscriptions                         -         46,920         197       207,906      32,420        287,443
Redemptions                        (199)       (16,370)     (5,538)      (63,174)          -        (85,281)
Transfers                           526         (7,530)          -       (21,367)          -        (28,371)

                               -----------------------------------------------------------------------------

Shares at June 30, 2002           1,568        265,251      28,577       926,684      74,839      1,296,919

                               =============================================================================
Net asset value per share:
   June 30,2002                  $98.70        $ 87.71      $99.28        $91.13      $75.44
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
                              ==================================================


See Notes to Financial Statements


MLM Index Fund
Notes to Unaudited Interim Financial Statements for the Six Months Ended June 30, 2003


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

Cash and Cash Equivalents

Cash equivalents consist of short term money market investments and deposits in money market mutual funds, which are carried at cost plus accrued interest, which approximates market value. At June 30, 2003 and December 31, 2002, the Fund had approximately $34,203,000 and $35,161,000, respectively, in overnight funds with one major domestic bank and $165,183,497 and $158,778,566 at June 30, 2003 and December 31, 2002 invested in money market securities, respectively.

Certificate of Deposit

At June 30, 2003 and December 31, 2002, the Fund did not hold any certificates of deposits with a large financial institution.

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

As of June 30, 2003, the Manager of the Fund had contributed $1,000 to each Series of the Fund.

3. Margin Requirements

The Fund had margin requirements of approximately $23,117,274 and $23,884,268 at June 30, 2003 and December 31, 2002, respectively, which were satisfied by net unrealized profits and cash at the brokers.

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

The Fund pays its legal, accounting, auditing and other operating expenses and fees. The manager will reimburse any Series for these expenses to the extent that they exceed 0.5% of the average net assets of such Series of the Fund in any calendar year. There were no reimbursements for the six months ended June 30, 2003 and for the year ended December 31, 2002.

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

                    Fair Value at
                    June 30, 2003                 December 31, 2002
                    ---------------------------------------------------------
                    Assets        Liabilities     Assets         Liabilities
                    ---------------------------------------------------------

Commodity Futures   $ 7,553,342    $3,653,610      $15,872,442    $2,882,101
Financial Futures     2,793,446     1,252,250        5,116,842         3,250
                    ---------------------------------------------------------

                    $10,346,788    $4,905,860      $20,989,284    $2,885,351

                    =========================================================


MLM Index Fund
Notes to Financial Statements (continued)
6.  Financial Highlights

The following represents the per share operating performance ratios to average limited partners' capital and other supplemental information for the six months ended June 30, 2003:

                                                           Enhanced Series                         Unleveraged Series
                                                        ----------------------                   -----------------------

                                      Class A-1   Class A   Class B-1   Class B   Class C    Class A-1  Class A  Class B-1  Class B
                                      Shares      Shares    Shares      Shares    Shares     Shares     Shares   Shares     Shares
                                      -----------------------------------------------------  ---------------------------------------
Per share operating performance:
     Net asset value per share,      $106.35      $93.97    $107.78     $98.37      $81.12    $109.99   $106.46  $114.37    $110.57
December 31, 2002
     Income from investment
operations:
          Net investment income        (0.80)      (1.12)     (0.02)     (0.40)      (0.65)     (0.44)    (0.56)    0.14      (0.02)
(loss)
          Net realized and
unrealized gain (loss) on               0.12        0.00       0.14      (0.07)      (0.03)      0.40      0.28     0.39       0.28
             Investment
transactions
                                     -------------------------------------------------------  --------------------------------------
          Total from investment        (0.68)      (1.12)      0.12      (0.47)      (0.68)     (0.04)    (0.28)    0.53       0.26
operations
                                     -------------------------------------------------------  --------------------------------------
     Net asset value per share,      $105.67      $92.85    $107.90     $97.90       $80.44    $109.95  $106.18  $114.90    $110.83
June 30, 2003
                                     =======================================================  ======================================

Total Return:                           (.64%)     (1.19%)      .11%     (0.47%)      (0.84%)    (0.04%)  (0.26%)   0.47%     0.24%

Ratio to Average Net Assets:
     Net investment income (loss)      (0.06%)     (0.20%)    (0.01%)    (0.07%)      (0.14%)    (0.08%)  (0.11%)   0.00%    (0.02%)
     Expenses                          (0.18%)     (0.29%)    (0.10%)    (0.16%)      (0.23%)    (0.17%)  (0.20%)  (0.09%)   (0.11%)

Total return is calculated as the change in the net asset value per share for six months ending June 30, 2003. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average net assets, respectively, for each class, for the six months ended June
30, 2003.



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


     Mount Lucas Management Corporation, a Delaware corporation, acts as the manager and trading advisor of the Fund. The Manager was formed in 1986 to act as an investment manager. As part of a planned merger in October 1999, the Manager combined operations with Mount Lucas Index Management Corporation (the former manager of the Fund), CA Partners, Inc. and Little Brook Corporation of New Jersey. The purpose of the merger was to streamline and consolidate the operations of the affiliated entities. As of July 31, 2003, the Manager had approximately $667 million of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.


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

Results of Operations

     As of 6/30/2003, the Fund had assets of $223,506,963 compared with assets of $212,016,757 on 12/31/2002. Liabilities of the Fund totaled $3,336,054 compared with $3,583,728 for the previous fiscal year. In general, changes in the net assets of the Fund are the result of subscriptions and redemptions to the Fund, and the net income from operations, including the results from futures trading, interest income, and fees and expenses. For the six month period ending 6/30/2003, subscriptions to the Fund totaled $33,535,190 and redemptions totaled (15,992,853). During the 3 month period ending 6/30/2003, the Fund had a net loss of $(8,982,423) compared with a net loss of $(4,982,845) for the same period in 2002. During the six months ended 6/30/2003, the Fund had a net loss of $(1,365,842). In comparison, during the six months ended 6/30/2002, the Fund had a net loss of $(30,908,950). During both periods, expenses increased. Expenses of the Fund are generally based on a percentage of assets, and therefore increase as the assets of the Fund increase.


The loss in the three month period and the gain in the six month period are directly related to the performance of the MLM Index, which the Fund is designed to replicate. During the 6 months ending 6/30/2003, the MLM Index performance of +1.30% was higher than the -5.43% recorded in the period ending 6/30/2002. The components of the return of the MLM Index are the capital gains earned from the changes in futures market prices, and the interest income earned on cash balances. The interest earned on the Fund's assets declined as a result of a decline in short term interest rates. The Fund had net capital gains that resulted directly from its replication of the MLM Index, and the expenses of the Fund. While the fund was marginally profitable for the six month period, In general, the MLM Index requires substantial long term trends in futures prices in order to be profitable. During the six months ended 6/30/2003, a majority of the markets exhibited choppy behavior, which is not conducive to profitability. In particular, the soft commodity sector, sector, which includes the sugar, coffee and cotton markets, was particularly difficult. Persistent choppiness in these and other markets raises the number of position reversals in the MLM Index, increasing trading costs. In addition, as assets increase, the same percentage net gain (loss) in the MLM Index will increase the dollar net gain (loss) of the Fund. Gains and losses in the Fund will also be effected by the distribution of the assets between the unleveraged and enhanced series of the the Fund, which is entirely determined by the investors.



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


         The VAR of the Fund is calculated as follows: The standard deviation of daily returns of the MLM Index is estimated to be 0.40%. However, it is well known that standard deviation underestimates the magnitude of possible changes, certainly in a portfolio with a relatively small number of instruments. The VAR calculation uses the standard deviation of returns of the MLM Index over the last 10 years, multiplied by 2.35 for the normal 99% confidence interval and by
1.5 to account for the statistical nature of the distribution. Given that, management estimates that the Fund as a whole could reasonably expect to lose $6,935,220 on a daily basis, and $28,954,543 on a monthly basis, assuming 6/30/2003 asset levels. It is important to note that this calculation is only an estimate. Furthermore, the Manager does not use the VAR calculation is it trading operations. The purpose of the Fund is to replicate the MLM Index, thus the Manager has a very limited mandate and does not adjust trading away from the MLM Index based on the then current market environment.



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

       Item 2.  Changes in Securities and Use of Proceeds.

                                     Enhanced Series

                            Class A-1      Class A    Class B-1       Class B      Class C

Apr-03 Subscriptions $             $0     $909,542            0    $1,728,077           $0
       Subscriptions Units          0         9431            0         17031            0
       # of Purchasers              0           15            0            61            0
       Unit Price                           $96.44            0       $101.47

May-03 Subscriptions $             $0     $411,094           $0    $3,136,604           $0
       Subscriptions Units          0         4292            0         31093            0
       # of Purchasers              0            9            0            64            0
       Unit Price                           $95.77                    $100.88

Jun-03 Subscriptions $              0     $919,459           $0    $3,783,319           $0
       Subscriptions Units          0         9903            0         38184            0
       # of Purchasers              0           16            0            41            0
       Unit Price                           $92.85                     $97.90


                       Unleveraged Series

                            Class A-1      Class A    Class B-1       Class B

Apr-03 Subscriptions $             $0   $1,027,593           $0    $2,002,302
       Subscriptions Units          0         9547            0         17852
       # of Purchasers              0           17            0            45
       Unit Price                          $107.64                    $112.16

May-03 Subscriptions $             $0     $371,282           $0    $3,224,115
       Subscriptions Units          0         3455            0         28770
       # of Purchasers              0            7            0            57
       Unit Price                          $107.45                    $112.07

Jun-03 Subscriptions $             $0     $773,091      $97,208    $4,189,870
       Subscriptions Units          0         7281          846         37803
       # of Purchasers              0            8            1            71
       Unit Price                          $106.18      $114.90       $110.83


All of the purchasers except one represented they were Accredited Investors under Regulation D. The non-accredited investor was supplied with the information required by Regulation D.


       Item 3.  Defaults Upon Senior Securities.

                None.

       Item 4.  Submission of Matters to a Vote of Security Holders.

                None.

       Items 5. Other Information.

                None.

       Item 6.  Exhibits and Reports on Form 8-K.

                31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

                31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

                32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

                32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

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





Date: August 14, 2003