Form 10-Q
period 2003-09-30
MLM INDEX FUND
filed 2003-11-14
CIK 1075058

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             [X] Quarterly report pursuant to Section 13 or 15(d)of
                       the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 2003,


                                       or

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

MLM Index Fund
Index to FORM 10Q
September 30, 2003

Contents

PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          Number
Item 1   Financial Statements:

Interim Statements of Financial Condition as of September 30,
  2003 (unaudited) and December 31, 2002(audited)                           3

Interim Condensed Schedule of Investments as of September 30,
  2003 (unaudited) and December 31, 2002(audited)                           4

Unaudited Interim Statements of Operations For the Three
  Months Ended September 30, 2003 and 2002 and For the Nine Months
  Ended September 30, 2003 and 2002                                         5

Unaudited Interim Statement of Changes in Partners' Capital
  for the Nine Months Ended September 30, 2003 and 2002                     6

Notes to Unaudited Interim Financial Statements for the
  Nine Months September 30, 2003                                            8


Item 2   Management's Discussion and Analysis of Financial Condition       14
                   and Results of Operations


Item 3   Quantitative and Qualitative Disclosures of Market Risk           16

Item 4   Controls and Procedures                                           16

PART II - OTHER INFORMATION

Item 1   Legal Proceeding                                                  17


Item 2   Changes in Securities and Use of Proceeds                         17

Item 3   Defaults Upon Senior Securities                                   18


Item 4   Submission of Matters to a Vote of Security Holders               18


Item 5   Other Information                                                 18


Item 6   Exhibits and Reports on Form 8-K                                  18

MLM Index Fund
INTERIM STATEMENTS OF FINANCIAL CONDITION
AS OF September 30, 2003 (Unaudited) AND DECEMBER 31, 2002 (Audited)



                                             September 30,       December 31,
                                                  2003               2002
                                             ----------------------------------
Assets
Cash and cash equivalents                     $204,463,735     $195,744,016
Due from broker                                 22,231,315       16,239,584
Prepaid expenses                                   103,432                -
Other assets                                       303,580           33,157
                                             ----------------------------------
Total assets                                  $227,102,062     $212,016,757
                                             ==================================

Liabilities and investors' interest
Redemptions payable                           $  2,986,856     $  7,377,075
Brokerage commission payable                       257,206          237,304
Management fee payable                             304,445          263,552
Accrued expenses                                    45,141          144,413
                                             ----------------------------------
Total liabilities                                3,593,648        8,022,344

Investors' interest                            223,508,414      203,994,413
                                             ----------------------------------
Total liabilities and investors' interest     $227,102,062     $212,016,757
                                             ==================================




See Notes to Financial Statements

MLM Index Fund
CONDENSED SCHEDULES OF INVESTMENTS

SEPTEMBER 30, 2003 (Unaudited)
                                                      Percentage of
Security Description                Market Value      Investors' Interest
--------------------------------------------------------------------------------


Futures Contracts-(7.21%)
   Long                            $7,819,838         6.61%
   Short                              703,848         0.60%
Net unrealized appreciation on
   futures contracts               $8,523,686         7.21%
                                   =============================================






December 31, 2002 (Audited)
                                                      Percentage of
Security Description               Market Value       Investors' Interest
--------------------------------------------------------------------------------

Futures Contracts- 8.87%
   Long                            $17,832,683        8.74%
   Short                               271,250        0.13%
Net unrealized appreciation on     ---------------------------------------------
   futures contracts
                                   $18,103,933        8.87%
                                   =============================================









See Notes to Financial Statements



MLM Index Fund
UNAUDITED INTERIM STATEMENTS OF OPERATIONS



                                          For the three      For the three       For the nine         For the nine
                                          months ended       months ended        months ended         months ended
                                          September 30,      September 30,       September 30,        September 30,
                                              2003               2002                2003                 2002
Investment income
Interest                                 $    519,882        $    855,123        $  1,801,793        $  2,639,505

Expenses
Brokerage commissions                         767,176             703,504           2,372,109           2,109,358
Management fee                                717,173             660,593           2,245,930           1,988,753
Operating expenses                            368,397             183,167             943,391             529,819
                                         -------------------------------------------------------------------------
Total expenses                              1,852,746           1,547,264           5,561,430           4,627,930

Net investment income (loss)               (1,332,864)           (692,141)         (3,759,637)         (1,988,425)


Realized and unrealized gain (loss)
on investments
Net realized gain (loss)                  (25,836,115)          1,826,777         (12,339,387)        (27,264,496)
Net change in unrealized appreciation
(depreciation) on investments
                                            3,147,448           7,829,067          (9,288,349)          7,307,674
                                         -------------------------------------------------------------------------


Net realized and unrealized gain
(loss) on investments                     (22,688,667)          9,655,844         (21,627,736)        (19,956,822)
                                         -------------------------------------------------------------------------


Net income (loss)                        $(24,021,531)       $  8,963,703        $(25,387,373)       $(21,945,247)
                                         =========================================================================



See Notes to Financial Statements



MLM Index Fund
UNAUDITED INTERIM STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003


                                                                                  Enhanced Series
                                           ----------------------------------------------------------------------------------------
                                                                                                                          Total
                                            Class A-1      Class A       Class B-1        Class B        Class C         Enhanced
                                             Shares        Shares         Shares          Shares         Shares           Series
                                           ----------------------------------------------------------------------------------------


Investors' interest at December 31, 2002   $166,740      $27,666,865    $1,820,270       $90,368,012    $6,071,072    $126,092,959
Subscriptions                                     -        6,511,424             -        21,250,458       681,500      28,443,382
Redemptions                                 (58,786)      (3,882,004)     (212,432)      (11,367,704)            -     (15,520,926)
Transfers                                         -         (492,976)            -           653,664             -         160,688
Net loss                                    (13,770)      (4,778,466)     (226,488)      (14,883,114)     (972,588)    (20,874,426)
                                           ----------------------------------------------------------------------------------------
Investors' interest at September 30, 2003   $94,184      $25,024,843    $1,381,350       $86,021,316    $5,779,984    $118,301,677
                                           ========================================================================================

Shares at December 31, 2002                1,567.81       294,432.67     16,888.48        918,690.21     74,838.99    1,306,418.16
Subscriptions                                     -        71,951.55             -        221,708.87      9,234.41      302,894.83
Redemptions                                 (526.06)      (45,041.77)    (1,981.38)      (120,585.58)            -     (168,134.79)
Transfers                                         -        (5,379.68)            -          6,320.94             -          941.26
                                           ----------------------------------------------------------------------------------------
Shares at September 30, 2003                1041.75       315,962.77     14,907.10      1,026,134.44     84,073.40    1,442,119.46
                                           ========================================================================================
Net asset value per share:
   September 30, 2003                        $90.41           $79.20        $92.66            $83.83        $68.75
                                           ========================================================================================



                                                                                                         Unleveraged Series
                                ---------------------------------------------------------------------------------------------------
                                                                                                                       Total
                                                                                                    Total     Investors' Interest
                                 Class A-1      Class A       Class B-1        Class B           Unleveraged       ($100 Par
                                  Shares         Shares         Shares         Shares              Series         Value/Share)
                                ---------------------------------------------------------------------------------------------------

Investors' interest
  at December 31, 2002         $ 800,249    $ 13,253,585    $ 1,233,316    $ 62,614,304      $  77,901,454     $   203,994,413
Subscriptions                          -       5,335,509              -      38,506,918         43,842,427          72,285,809
Redemptions                     (153,541)     (1,293,076)          (430)    (10,416,462)       (11,863,509)        (27,384,435)
Transfers                              -          80,547              -        (241,235)          (160,688)                  -
Net loss                         (31,009)       (942,356)       (54,041)     (3,485,541)        (4,512,947)        (25,387,373)
                               ----------------------------------------------------------------------------------------------------
Investors' interest
  at September 30, 2003        $ 615,699    $ 16,434,209    $ 1,178,845    $ 86,977,984      $ 105,206,737     $   223,508,414
                               ====================================================================================================

Shares at December 31, 2002     7,275.76      124,491.78      10,783.92      566,291.85         708,843.31        2,015,261.47
Subscriptions                          -       50,277.60              -      355,324.10         405,601.70          708,496.53
Redemptions                     1,377.12)     (12,376.80)         (3.75)     (94,010.17)       (107,767.84)        (275,902.63)
Transfers                              -          821.60              -       (2,112.89)         (1,291.29)            (350,03)
                               ----------------------------------------------------------------------------------------------------
Shares at September 30, 2003    5,898.64      163,214.18      10,780.17      825,492.89       1,005,385.88        2,447,505.34
                               ====================================================================================================
Net asset value per share:
   September 30, 2003          $  104.38    $     100.69    $    109.35    $     105.36
                               ==========================================================




See Notes to Financial Statements

MLM Index Fund
UNAUDITED INTERIM STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                Enhanced Series
                               -----------------------------------------------------------------------------
                                                                                                Total
                               Class A-1     Class A    Class B-1     Class B      Class C     Enhanced
                                 Shares      Shares      Shares        Shares      Shares       Series
                               -----------------------------------------------------------------------------

Investors' interest at         $153,689    $26,820,513  $4,193,995   $91,711,548  $4,024,210   $126,903,955
December 31, 2001
Subscriptions                         -      7,131,229      24,875    25,504,117   2,457,750     35,117,971
Redemptions                     (19,733)    (1,969,598)   (688,675)   (9,708,347)          -    (12,386,353)
Transfers                        54,046       (651,375)          -    (2,403,291)          -     (3,000,620)
Net (loss)                      (23,908)    (4,234,190)   (513,139)  (14,042,353)   (501,239)   (19,314,829)
                               -----------------------------------------------------------------------------
Investors' interest at
September 30, 2002             $164,094    $27,096,579  $3,017,056   $91,061,674  $5,980,721   $127,320,124
                               =============================================================================

Shares at December 31, 2001       1,241        242,231      33,918       803,319      42,419      1,123,128
Subscriptions                         -         77,589         197       262,564      32,420        372,770
Redemptions                        (199)       (20,122)     (5,565)      (99,188)          -       (125,074)
Transfers                           526         (7,530)          -       (25,197)          -        (32,201)
                               ----------------------------------------------------------------------------
Shares at September 30, 2002      1,568        292,168      28,550       941.498      74,839      1,338,623
                               =============================================================================
Net asset value per share:
   September 30,2002            $104.67    $     92.74  $   105.67   $     96.72  $    79.91
                               ==============================================================


                                                                Unleveraged Series
                              --------------------------------------------------------------------------------
                                                                                                   Total
                                                                                    Total         Investors'
                              Class A-1     Class A     Class B-1     Class B      Unleveraged    Interest
                                Shares       Shares      Shares        Shares        Series       ($100 Par
                                                                                                 Value/Share)
                              --------------------------------------------------------------------------------

Investors' interest at         $910,801    $ 8,248,822  $1,985,391   $59,157,708   $70,302,722   $197,206,677
December 31, 2001
Subscriptions                         -      6,392,490           -    14,727,184    21,119,674     56,237,645
Redemptions                     (21,267)      (576,051)   (713,291)  (10,171,537)  (11,482,146)   (23,868,499)
Transfers                       (54,046)      (185,926)          -     3,240,592     3,000,620              -
Net (loss)                      (42,040)      (451,923)    (52,182)   (2,084,273)   (2,630,418)   (21,945,247)
                              --------------------------------------------------------------------------------
Investors' interest at
September 30, 2002             $793,448    $13,427,412  $1,219,918   $64,869,674   $80,310,452   $207,630,576
                              ================================================================================

Shares at December 31, 2001       7,976         74,313      16,874       517,660       616,823      1,739,951
Subscriptions                         -         60,020           -       135,533       195,553        568,323
Redemptions                        (199)        (5,522)     (6,088)      (90,641)     (102,450)      (227,524)
Transfers                          (500)        (1,749)          -       29,982         27,733         (4,468)
                              --------------------------------------------------------------------------------
Shares at September 30, 2002      7,277        127,062      10,786       592,534       737,659      2,076,282
                              ================================================================================
Net asset value per share:
   September 30,2002           $ 109.05    $    105.68  $   113.11   $    109.48
                              ==================================================


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

Cash and Cash Equivalents

Cash equivalents consist of short term money market investments and deposits in money market mutual funds, which are carried at cost plus accrued interest, which approximates market value. At September 30, 2003 and December 31, 2002, the Fund had approximately $60,275,000 and $35,161,000, respectively, in overnight funds with one major domestic bank and $140,734,240 and $158,778,566 at September 30, 2003 and December 31, 2002 invested in money market securities, respectively.


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

As of September 30, 2003, the Manager of the Fund had contributed $1,000 to each Series of the Fund.

3. Margin Requirements

The Fund had margin requirements of approximately $21,933,647 and $23,884,268 at September 30, 2003 and December 31, 2002, respectively, which were satisfied by net unrealized profits and cash at the brokers.

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

The Fund pays its legal, accounting, auditing and other operating expenses and fees. The manager will reimburse any Series for these expenses to the extent that they exceed 0.5% of the average net assets of such Series of the Fund in any calendar year. There were no reimbursements for the nine months ended September 30, 2003 and for the year ended December 31, 2002.


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


                                                  Fair Value at
                                September 30, 2003               December 31, 2002
                             -------------------------------------------------------------
                              Assets         Liabilities        Assets       Liabilities
                             -------------------------------------------------------------

Commodity Futures             $8,057,220     $2,797,470      $15,872,442    $2,882,101
Financial Futures              3,276,361         12,425        5,116,842         3,250
                             -------------------------------------------------------------
                             $11,333,581     $2,809,895      $20,989,284    $2,885,351
                             =============================================================





6.  Financial Highlights


The following represents the per share operating performance ratios to average limited partners' capital and other supplemental information for the nine months ended September 30, 2003:


                                                            Enhanced Series
                                                       ------------------------


                                     Class A-1    Class A    Class B-1    Class B     Class C
                                       Shares     Shares      Shares      Shares      Shares
                                     -----------------------------------------------------------

Per share operating performance:
  Net asset value per share,
  December 31, 2002                     $106.35     $93.97     $107.78      $98.37      $81.12
  Income from investment operations:
     Net investment income (loss)         (1.26)     (1.67)      (0.12)      (0.64)      (1.00)
     Net realized and unrealized
     gain (loss) on Investment
     transactions                        (14.68)    (13.10)     (15.00)     (13.90)     (11.37)
                                     -----------------------------------------------------------
     Total from investment
     operations                          (15.94)    (14.77)     (15.12)     (14.54)     (12.37)
                                     -----------------------------------------------------------
     Net asset value per share,
     September 30, 2003                  $90.41     $79.20      $92.66      $83.83      $68.75
                                     ===========================================================
Total Return:                            (14.99%)   (15.71%)    (14.03%)    (14.78%)    (15.25%)

Ratio to Average Net Assets:
     Net investment income (loss)         (0.07%)    (0.21%)     (0.01%)     (0.08%)     (0.14%)
     Expenses                             (0.20%)    (0.30%)     (0.11%)     (0.17%)     (0.23%)





                                                     Unleveraged Series
                                                 -----------------------


                                       Class A-1  Class A    Class B-1     Class B
                                        Shares     Shares     Shares       Shares
                                       -----------------------------------------------

Per share operating performance:
  Net asset value per share,
  December 31, 2002                      $109.99   $106.46     $114.37      $110.57
  Income from investment operations:
     Net investment income (loss)          (0.74)    (0.92)       0.10        (0.12)
     Net realized and unrealized
     gain (loss) on Investment
     transactions                          (4.87)    (4.85)      (5.12)       (5.09)
                                       -----------------------------------------------
     Total from investment
     operations                            (5.61)    (5.77)      (5.02)       (5.21)
                                       -----------------------------------------------
     Net asset value per share,
     September 30, 2003                  $104.38   $100.69     $109.35      $105.36
                                       ===============================================
Total Return:                              (5.10%)   (5.42%)     (4.38%)      (4.71%)

Ratio to Average Net Assets:
     Net investment income (loss)          (0.08%)   (0.10%)      0.00%       (0.02%)
     Expenses                              (0.18%)   (0.19%)     (0.09%)      (0.11%)



Total return is calculated as the change in the net asset value per share for nine months ending September 30, 2003. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average net assets, respectively, for each class, for the nine months ended September 30, 2003.

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


     Mount Lucas Management Corporation, a Delaware corporation, acts as the manager and trading advisor of the Fund. The Manager was formed in 1986 to act as an investment manager. As part of a planned merger in October 1999, the Manager combined operations with Mount Lucas Index Management Corporation (the former manager of the Fund), CA Partners, Inc. and Little Brook Corporation of New Jersey. The purpose of the merger was to streamline and consolidate the operations of the affiliated entities. As of October 31, 2003, the Manager had approximately $769 million of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.


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

Results of Operations

     As of 9/30/2003, the Fund had assets of $227,102,062 compared with assets of $212,016,757 on 12/31/2002. Liabilities of the Fund totaled $3,593,648 compared with $8,022,344 for the previous fiscal year. In general, changes in the net assets of the Fund are the result of subscriptions and redemptions to the Fund, and the net income from operations, including the results from futures trading, interest income, and fees and expenses. For the nine month period ending 9/30/2003, subscriptions to the Fund totaled $72,285,809 and redemptions totaled ($27,384,435). During the 3 month period ending 9/30/2003, the Fund had a net loss of ($24,021,531) compared with a net gain of $8,963,703 for the same period in 2002. During the nine months ended 9/30/2003, the Fund had net loss of ($25,387,373). In comparison, during the nine months ended 9/30/2002, the Fund had a net loss of ($21,945,247). During both periods, expenses increased. All expenses of the Fund are based on a percentage of assets, and therefore increase as the assets of the Fund increase.

     The gain and loss in the three and nine month periods respectively are directly related to the performance of the MLM Index(TM), which the Fund is designed to replicate. During the nine months ending 9/30/2002, the MLM Index(TM) performance of -2.77% was higher than the -3.27% recorded in the period ending 9/30/2003. The components of the return of the MLM Index(TM) are the capital gains earned from the changes in futures market prices, and the interest income earned on cash balances. The interest earned on the Fund's assets declined as a result of a decline in short term interest rates. The Fund had net capital losses that resulted directly from its replication of the MLM Index(TM), and the expenses of the Fund. In general, the MLM Index(TM) requires substantial long-term trends in futures prices in order to be profitable. During the nine months ended 9/30/2003, a majority of the markets exhibited choppy behavior, which is not conducive to profitability. For instance, the softs sector, which includes sugar, coffee, and cotton was particularly difficult. Lack of long term trends in these markets were a cause of net losses during the period. During the months of July and August, significant choppiness in the sugar market prevented profitable results. The metals sector, which includes copper, gold and silver, has also been difficult. A dramatic reversal in copper prices during the month of January coupled with consistent choppiness in that market over the nine month period is an additional cause of net losses for the period. However, the aforementioned losses were offset by gains in other markets. For instance, the MLM Index(TM) profited from sustained weakness in the Dollar by having long positions in foreign currencies. Most notably, a sustained upward trend in the Australian Dollar was the source of significant gains. It should be noted that many physical markets are consolidating around historically low prices, which is typical at the tail end of a recession. While the trading environment has been difficult, we note that there has been no general increase in volatility as measured by the standard deviation of the MLM Index. Finally, as assets increase, the same percentage net gain (loss) in the MLM Index(TM) will increase the dollar net gain (loss) of the Fund. Gains and losses in the Fund will also be affected by the distribution of the assets between the Unleveraged and Enhanced series of the Fund, which is entirely determined by the investors.


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

         The VAR of the Fund is calculated as follows: The standard deviation of daily returns of the MLM Index is estimated to be 0.38%. However, it is well known that standard deviation underestimates the magnitude of possible changes, certainly in a portfolio with a relatively small number of instruments. The VAR calculation uses the standard deviation of returns of the MLM Index over the last 10 years, multiplied by 2.35 for the normal 99% confidence interval and by
1.5 to account for the statistical nature of the distribution. Given that, management estimates that the Fund as a whole could reasonably expect to lose $6,163,197 on a daily basis, and $27,085,630 on a monthly basis, assuming 9/30/2003 asset levels. It is important to note that this calculation is only an estimate. Furthermore, the Manager does not use the VAR calculation is it trading operations. The purpose of the Fund is to replicate the MLM Index, thus the Manager has a very limited mandate and does not adjust trading away from the MLM Index based on the then current market environment.


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

       Item 2.  Changes in Securities and Use of Proceeds.

                                     Enhanced Series

                            Class A-1      Class A    Class B-1       Class B      Class C
Jul-03 Subscriptions $             $0     $512,650            0    $2,225,169     $582,000
       Subscriptions Units          0         6159            0         25322         8066
       # of Purchasers              0           12            0            35            2
       Unit Price                           $83.23            0        $87.87       $72.16

Aug-03 Subscriptions $             $0   $1,452,078           $0    $3,426,142           $0
       Subscriptions Units          0       17,374            0         38778            0
       # of Purchasers              0           23            0            55            0
       Unit Price                           $83.58                     $88.35

Sep-03 Subscriptions $              0     $739,196           $0    $2,569,017           $0
       Subscriptions Units          0         9333            0         30645            0
       # of Purchasers              0           19            0            35            0
       Unit Price                           $79.20                     $83.83

                                     Unleveraged Series

                            Class A-1      Class A    Class B-1       Class B
Jul-03 Subscriptions $             $0     $225,113           $0    $1,447,268
       Subscriptions Units          0         2197            0         13522
       # of Purchasers              0            7            0            30
       Unit Price                          $102.45                    $107.03

Aug-03 Subscriptions $             $0     $505,030           $0   $13,024,449
       Subscriptions Units          0         4925            0        121498
       # of Purchasers              0           10            0            31
       Unit Price                          $102.53                    $107.20

Sep-03 Subscriptions $             $0     $775,060           $0   $11,267,445
       Subscriptions Units          0         7697            0        106937
       # of Purchasers              0            5            0            25
       Unit Price                          $100.69                    $105.36

The purchasers represented they were Accredited Investors under Regulation D with one exception who, in August of 2003, invested $10,945 in the Enhanced Class B shares at a price of $88.35, resulting in a subscription of 124 units.


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




Date: November 14, 2003