Form 10-K
period 2003-12-31
MLM INDEX FUND
filed 2004-03-31
CIK 1075058

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K


(Mark One)
 |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

 |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to _______________

                         Commission file number 0-49767



                               MLM INDEX(TM) FUND

           (Exact name of registrant as specified in its charter)


        Delaware                           Unleveraged Series:  22-2897229
                                           Leveraged Series:  22-372268322
(State of Incorporation)                   (I.R.S. Employer Identification No.)


   47 Hulfish Street
   Suite 510
   Princeton, New Jersey                                   08542
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

                   Business Trust Interests - Unleveraged Series
                   Business Trust Interests - Leveraged Series

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

     As of March 5, 2004 the aggregate market value of the business trust units of the Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $131,172,506.86 and the aggregate market value of the business trust units of the Leveraged Series of the registrant held by non-affiliates of the registrant was approximately $182,328,920.55.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I
     Item 1.   Business                                                     1
     Item 2.   Properties                                                  12
     Item 3.   Legal Proceedings                                           12
     Item 4.   Submission of Matters to a Vote of Security Holders         12

PART II
     Item 5.   Market Price of and Dividends on the Registrant's
               Common Equity and Related Stockholder Matters               13
     Item 6.   Selected Financial Data                                     14
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         14
     Item 7A.  Quantitative and Qualitative Disclosures About
               Market Risk                                                 17
     Item 8.   Financial Statements and Supplementary Data                 18
     Item 9.   Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure                         18

PART III
     Item 10.  Directors and Executive Officers                            19
     Item 11.  Executive Compensation                                      20
     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management                                              20
     Item 13.  Certain Relationships and Related Transactions              20
     Item 14.  Principal Accountant Fees and Services                      20

PART IV
     Item 15.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                         22

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

     Mount Lucas Management Corporation, a Delaware corporation, acts as the manager and trading advisor of the Trust. The Manager was formed in 1986 to act as an investment manager. As part of a planned merger in October 1999, the Manager combined operations with Mount Lucas Index Management Corporation (the former manager of the Trust), CA Partners, Inc. and Little Brook Corporation of New Jersey. The purpose of the merger was to streamline and consolidate the operations of the affiliated entities. As of December 31, 2003, the Manager had approximately $851.26 million of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

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

Trading Program

     The Trust trades speculatively in a wide range of futures contracts traded on U.S. exchanges using the MLM Index(TM) Trading Program, which is based upon the MLM Index(TM). The MLM Index(TM) and the MLM Index(TM) Trading Program are both proprietary products of the Manager. The MLM Index(TM) Trading Program attempts to replicate the MLM Index(TM), before fees and expenses. Currently the Trust has two series of interests; the Unleveraged Series and the Leveraged Series. The Unleveraged Series attempts to replicate the MLM Index(TM) without any leverage, while the Leveraged Series trades the MLM Index(TM) Trading Program at three times leverage. The Leveraged Series was previously named the Enhanced Series. Leverage is the ability to control large dollar amounts of a commodity with a comparatively small amount of capital. The Leveraged Series purchases or sells $3 market value of contracts for every $1 invested in the Series.

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

     A market's 12-month moving average of closing values is defined as the average of the 12 closing unit asset values for the next-to-last day of the 12 months immediately preceding the beginning of the current calendar month. For example, to find the 12-month moving average for June 2002, first find the unit asset value for the next-to-last trading day of each of the prior 12 months, June 2001 through May 2002. The average of those 12 values equals the 12-month moving average.

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

3. Calculation of the monthly rate of return for the MLM Index(TM).

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

The annual performance of the MLM Index(TM) for each of the past ten years is set forth below.

                  Year                  Annual Return
                  1994                     11.34
                  1995                     11.16
                  1996                     10.93
                  1997                      7.5
                  1998                     16.74
                  1999                      0.39
                  2000                     16.20
                  2001                      3.67
                  2002                     -1.63
                  2003                      3.92

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
                                                                                        Selling Commissions)

Unleveraged, Class A      .85%       1.5%        .5%             .5%         4%          7.35%
Unleveraged, Class B      .85%       0.5%        .5%             .5%         NA          2.35%
Unleveraged, Class C      .85%       1.0%        .5%             .5%         4%          6.85%
Leveraged, Class A       1.85%       2.8%        .5%             .5%         4%          9.65%
Leveraged, Class B       1.85%       1.3%        .5%             .5%         NA          4.15%
Leveraged, Class C       1.85%       2.05%       .5%             .5%         4%          8.9%


Brokerage Fee

Each series of the Trust pays the Manager a brokerage fee at the annual rates set forth below.

          Unleveraged Series        .85% of net asset value

          Leveraged Series          1.85% of net asset value

     The brokerage fee is based on net asset value as of the first day of each month and reflects profits and losses from trading activities. The net asset value of the Trust equals the sum of all cash, the liquidating value (or cost of liquidation) of all futures positions and the fair market value of all other assets of Trust, less all liabilities of the Trust (including accrued liabilities, irrespective of whether such liabilities may in fact ever be paid), in each case determined per series by the Manager in accordance with generally accepted accounting principles. For purposes of determining the brokerage fee, there is no reduction for:

         o  the accrued brokerage or management fees,
         o any allocation or reallocation of assets effective as of the day the brokerage fee is being calculated, or
         o any distributions or redemptions as of the day the brokerage fee is being calculated.

     The brokerage fee is paid as of the first day of each calendar month. No assurance can be given that the brokerage fee will be competitive with the charges of other brokerage firms.

     The Manager is responsible for paying all of the Trust's costs of executing and clearing futures trades, including floor brokerage expenses and give-up charges, as well as the NFA, exchange and clearing fees incurred in connection with the Trust's futures trading activities. The Manager may also pay from this amount custody fees or amounts necessary for certain administrative and marketing assistance provided by broker/dealers who are also authorized selling agents. NFA fees equal $0.04 per round-turn trade of a futures contract.

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

             Unleveraged Series
             Class A           1.5% of net asset value
             Class B           0.5% of net asset value
             Class C           1.0% of net asset value

             Leveraged Series
             Class A           2.8% of net asset value
             Class B           1.3% of net asset value
             Class C           2.05% of net asset value

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

     The Manager pays from the management fee an annual fee for interests sold by authorized selling agents appointed by the Manager for the Class A Series, in the amount of 100 basis points for the Unleveraged Series and 150 basis points for the Leveraged Series of the Trust's net asset value for each respective series; and for the Class C Series, in the amount of 50 basis points for the Unleveraged Series and 75 basis points for the Leveraged Series of the Trust's net asset value for each respective series.

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

Operating and Administrative Expenses

     The Trust pays its legal, accounting and other routine administrative expenses and fees, including fees to the Trustee. The Trustee is paid an annual fee and reimbursed for out-of-pocket expenses. The Manager reimburses a series of the Trust if the aggregate amount paid for administrative expenses exceeds ..5% of the average net assets of the series in any fiscal year. Any such reimbursement is made upon completion of the Trust's annual audit. The relevant series generally pays any extraordinary expenses, including legal claims and liabilities and litigation costs and any indemnification related thereto. The state of New Jersey imposes a partnership tax with respect to each Unitholder of the Trust. This partnership tax is an extraordinary expense and is not included in the .5% cap described above. To the extent the extraordinary expenses arise as a result of the gross negligence or willful misconduct of the Manager, the Manager may be deemed responsible to pay the extraordinary expenses to that extent.

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

Performance of the Trust May be Different than the MLM Index(TM)

     The Trust attempts to replicate the MLM Index(TM). In doing so, the Trust will establish positions in the futures markets. The prices at which the Trust executes these positions may be significantly different than the prices used to calculate the MLM Index(TM). In addition, the Trust charges various fees and commissions which will lower the return of the Trust versus the MLM Index(TM). All these factors mean that the Trust performance will be different and in all likelihood lower than the results of the MLM Index(TM).

Three Losing Years in Five Years of Operation.

     The Trust has been in operation since January, 1999, and has experienced losses in three of the five calendar years of operation.

Futures Trading Involves Substantial Leverage

     Futures contracts are typically traded on margin. This means that a small amount of capital can be used to invest in contracts of much greater total value. The resulting leverage means that a relatively small change in the market price of a futures contract can produce a substantial profit or loss. Leverage enhances the Trust's sensitivity to market movements that can result in greater profits when the MLM Index(TM) Trading Program anticipates the direction of the move correctly, or greater losses when the MLM Index(TM) Trading Program is incorrect. The Unleveraged Series attempts to replicate the MLM Index(TM) without leverage and the Leveraged Series trades the MLM Index(TM) at three times leverage.

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
                                                                                        Selling Commissions)

Unleveraged, Class A      .85%       1.5%        .5%             .5%         4%          7.35%
Unleveraged, Class B      .85%       0.5%        .5%             .5%         NA          2.35%
Unleveraged, Class C      .85%       1.0%        .5%             .5%         4%          6.85%
Leveraged, Class A       1.85%       2.8%        .5%             .5%         4%          9.65%
Leveraged, Class B       1.85%       1.3%        .5%             .5%         NA          4.15%
Leveraged, Class C       1.85%       2.05%       .5%             .5%         4%          8.9%

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

The Trust Is Subject to Certain Conflicts of Interest

     The Manager and the clearing broker are subject to certain actual and potential conflicts of interests.

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

     The Manager, the clearing broker, their respective affiliates and each of their principals, directors, officers, employees and families may be trading and directing other futures accounts, including their own accounts. Each will not be aware of what others are doing on behalf of the Trust, and they may take positions similar or opposite to those of the Trust or in competition with the Trust. Generally, the Trust will enter orders only once a month. The Manager will allocate transactions among the Company and other clients in a manner believed by the Manager to be equitable to each.

     In certain instances, the clearing broker may have orders for trades from the Trust and orders from its own employees and it might be deemed to have a conflict of interest between the sequence in which such orders are transmitted to the trading floor.

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

The Trust could be Taxed as a Corporation

     In the opinion of the Trust's counsel, under current federal income tax law, the Unleveraged Series and the Leveraged Series each will be classified as a partnership and not as an association taxable as a corporation for federal income tax purposes, and each such series should not be subject to federal income taxation as a corporation under the provisions applicable to so-called publicly traded partnerships. However, you should note that the Trust has not and will not request a ruling from the Internal Revenue Service to this effect. If the Trust or a series were taxed as a corporation for federal income tax purposes, the net income of the Trust or a series would be taxed to the Trust or a series at corporate income tax rates, no losses of the Trust or a series would be allowable as deductions to the interest holders, and all or a portion of any distributions by the Trust or a series to the interest holders, other than liquidating distributions, would constitute dividends to the extent of the Trust's or a series' current or accumulated earnings and profits and would be taxable as such.

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

                                         PART II

ITEM 5.  Market Price of and Dividends on the Registrant's Common
         Equity and Related Stockholder Matters

     There currently is no established public trading market for the interests. As of December 31, 2003, approximately 2,669,258.71 interests were held by 2,503 owners.

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

Recent Sales of Unregistered Securities

     From October 1, 2003 to December 31, 2003, a total of 295,883 interests were sold for the aggregate net subscription amount of $(30,133,257.31). Total number of purchasers was 270. There were no non-accredited investors during this period. Details of the sale of these interests are as follows:


------------------------------------------------------------------------------------------------------------
                                                                                                  # of
Series                        Date           Subscriptions         Units            Price         Purchasers
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Leveraged A2 Units           10/31/2003        $303,037.50       3,454.29473107        $87.73             12
------------------------------------------------------------------------------------------------------------
Leveraged B2 Units           10/31/2003      $3,393,434.32      36,499.85546139        $92.97             48
------------------------------------------------------------------------------------------------------------
Leveraged C2 Units           10/31/2003      $1,000,000.00      13,123.74955003        $76.20              1
------------------------------------------------------------------------------------------------------------
Unleveraged A2 Units         10/31/2003        $397,775.00       3,815.90190319       $104.24              9
------------------------------------------------------------------------------------------------------------
Unleveraged B2 Units         10/31/2003     $11,600,125.40     106,256.27642171       $109.17             31
------------------------------------------------------------------------------------------------------------
Leveraged A2 Units           11/30/2003        $798,096.00       8,822.31280475        $90.46             16
------------------------------------------------------------------------------------------------------------
Leveraged B2 Units           11/30/2003      $2,831,606.11      29,498.76495664        $95.99             39
------------------------------------------------------------------------------------------------------------
Unleveraged B2 Units         11/30/2003      $2,853,931.24      25,866.79981202       $110.33             18
------------------------------------------------------------------------------------------------------------
Leveraged A2 Units           12/31/2003        $529,838.00       5,578.15601157        $94.98             14
------------------------------------------------------------------------------------------------------------
Leveraged B2 Units           12/31/2003      $2,683,999.80      26,579.97858335       $100.98             40
------------------------------------------------------------------------------------------------------------
Leveraged C2 Units           12/31/2003        $900,000.00      10,888.54224091        $82.66              1
------------------------------------------------------------------------------------------------------------
Unleveraged A2 Units         12/31/2003        $410,025.00       3,836.80705499       $106.87              8
------------------------------------------------------------------------------------------------------------
Unleveraged B2 Units         12/31/2003      $2,431,388.94      21,661.99677394       $112.24             33
------------------------------------------------------------------------------------------------------------

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

Item 6.  Selected Financial Data

     The Trust began trading on January 4, 1999. Set forth below is certain selected historical data for the Trust as of and for the years ended December 31, 2003, 2002, 2001, 2000, 1999. The selected historical financial data were derived from the financial statements of the Trust, which were audited by Ernst & Young LLP. The information set forth below should be read in conjunction with the Financial Statements and notes thereto contained elsewhere in this Registration Statement.

---------------------------------------------------------------------------------------------
                                               Year Ended December 31,
                                     2003        2002               2001               2000            1999
Operations Data:
Realized Gains (Losses)          $ 5,302,391    $(27,250,523)    $(1,782,272)      $10,979,358     $(3,703,768)
Net Change in Unrealized
Gains (Losses)                     6,101,017      10,793,154          754,588        4,249,238       2,068,296
Interest Income                    2,373,246       3,412,276        5,140,993        3,471,048       1,133,335
Brokerage Commissions              3,221,120       2,842,588        2,032,721          905,304         292,743
Management Fees                    2,809,869       2,455,153        1,693,359          766,332         216,625
Operating Expenses                 1,554,929         944,454          839,741          321,746         117,905
Net Income (Loss)                  6,190,736     (19,287,288)        (452,512)      16,706,262      (1,129,410)

Financial Condition Data
Investors' Interest             $277,595,158    $203,994,413     $197,206,677      $82,233,913     $45,214,754
Total Assets                     280,812,656     212,016,757      201,133,787       82,937,503      50,271,694
Net Asset Value Per Class A-1
Leveraged Series Interest          107.63           106.35           123.84            124.74          90.23
Net Asset Value Per Class A
Leveraged Series Interest           94.98            93.97           110.72            112.76          85.72
Net Asset Value Per Class B-1
Leveraged Series Interest          112.71           107.78           123.65            122.69          90.66
Net Asset Value Per Class B
Leveraged Series Interest          100.98            98.37           114.22            114.59          85.82
Net Asset Value Per Class C
Leveraged Series Interest           82.66            81.12            94.87            NA              NA
Net Asset Value Per Class A-1
Unleveraged Series Interest        110.60           109.99           114.19            112.40          99.31
Net Asset Value Per Class A
Unleveraged Series Interest        106.87           106.46           111.00            109.74          97.39
Net Asset Value Per Class B-1
Unleveraged Series Interest        116.55           114.37           117.66            114.67         100.31
Net Asset Value Per Class B
Unleveraged Series Interest        112.24           110.57           114.28            111.87          98.29


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The purpose of the Trust is to replicate the results of the MLM Index(TM), an index designed to measure the risk premium available to futures traders. Designed as such, the results of the Trust depend on two factors, the results of the MLM Index(TM) itself, and the Manager's ability to replicate that Index. It is important to note that the Manager, Mount Lucas Management, also calculates the results of the MLM Index(TM). Thus, their role is twofold - to calculate the results of the MLM Index(TM), and to replicate the results of the MLM Index(TM) for the Trust. Any changes made to the composition of the MLM Index(TM) by the Index Committee of the Manager will effect the trading of the Trust, since the object of the Trust is to replicate the MLM Index(TM) as published.

     Results of the MLM Index(TM) - The MLM Index(TM) is calculated from the prices of 25 liquid futures markets. These markets are traded on domestic exchanges, regulated by the Commodity Futures Trading Commission. For each market, the MLM Index(TM) uses the price of 4 different delivery months each year. For example, in the Japanese Yen futures market, the MLM Index(TM) uses the March, June, September and December delivery months. At the end of each month, the MLM Index(TM) determines whether to hold a long or short position in each constituent contract based on the calculation methodology of the MLM Index(TM). Once established, that position is held for the subsequent month, at which time it is re-evaluated. The monthly results of each constituent market are then averaged to calculate the MLM Index(TM) return. The objective of the Trust is to replicate this monthly return.

     Clearly, the volatility of the constituent markets in the MLM Index(TM) can affect the results of the Trust. The influences on this volatility are varied and unpredictable. However, since the object of the Trust is to replicate the MLM Index(TM), the Manager takes no unusual action to mitigate this volatility. The role of the Manager is to buy or sell the appropriate number of futures contracts in each constituent market such that the aggregate return of those positions replicates as closely as possible the results of the MLM Index(TM).

     In order to accomplish this objective, the Manager must calculate the number of contracts based on both the assets in the Trust and the distribution of the assets between the Unleveraged and Leveraged (3 times leverage) series of the Trust. Since the MLM Index(TM) rebalances positions at the end of each month, at that time the Manager must ascertain the asset level and execute orders to achieve the desired allocations. This is achieved by adding the performance results of the Trust for the month to the assets at the beginning of the month, and adding additions of capital from new subscriptions and subtracting redemptions in order to determine the asset level at the end of the month.

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

Financial Condition

     To replicate the results of the MLM Index(TM), the Trust must effect trades on domestic futures exchanges. Since the beginning of operations the Trust has used Refco, LLC as its futures commission merchant. The Manager deposits a percentage of the assets of the Trust in two separate accounts at Refco, one for the Unleveraged Series and one for the Leveraged Series. The amount deposited is determined by the margin requirement established by the exchanges to hold the positions in the Trust. That margin requirement varies, but is generally about 4.5% of assets for the Unleveraged Series and 13.5 % of assets for the Leveraged Series. The Trust pays the Manager a flat rate of 0.85% of the assets in the Unleveraged Series and 1.85% in the Leveraged Series to execute and clear the trades of the Trust.

     The balance of the assets of the Trust is held in two separate custodial accounts at Investors Bank and Trust. The Trust has contracted with Credit Suisse Asset Management (CSAM) to manage the money in these accounts so as to maximize the interest income which accrues to the Trust, while maintaining strict credit controls as determined by the Commodity Exchange Act. When Refco requires additional assets to maintain the positions for the Trust, Investors Bank and Trust makes a wire transfer to Refco. If Refco has surplus assets in the accounts, Refco makes a wire transfer to the accounts at Investors Bank and Trust.

     The Trust owns no capital assets and does not borrow money. Since the objective of the Trust is to replicate the results of the MLM Index(TM), its entire asset base participates in the speculative trading of futures contracts. As such, all the assets of the Trust are at risk. The level of assets will be determined by the results of the Trust, and the effect of addition of capital and the redemption of Trust interests. These variables are impossible to predict with any certainty.

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

     Although the Trust trades in futures contracts which are in general liquid, the exchanges impose daily trading limits, which act to suspend trading when a particular market or contract trades up or down to a pre-determined price level. Should this happen, and the Trust was attempting to execute trades in that situation, the Trust may not be able to accurately replicate the results of the MLM Index(TM). These rules have not had a material impact on the operation of the Trust to date.

Market and Credit Risks

     The nature of the Trust is such that it undertakes substantial market risk in following its mandate to replicate the MLM Index(TM). Although the Manager monitors the intraday and daily valuation of the portfolio, no extraordinary measures are taken to reduce market risk. Specifically, the Manager maintains positions required to match, as closely as possible, the return of the MLM Index. One could imagine certain circumstances where the Manager might be called upon to make a change to this policy, such as the closing of an exchange or some other emergency situation. In such case, management would use its best efforts to respond to such circumstances with the interests of the investors in mind.

The table below summarizes the performance of the Trust by major market segment for the year 2003 and the previous four years. The results are presented in dollars, and as such are affected by subscriptions and redemptions in the Trust. In addition, the balance between the various Series of the Trust will impact the results.


      MLM INDEX(TM)TRUST
        CURRENCIES         ENERGY        FINANCIALS      GRAINS             MEATS         METALS          TROPICALS     TOTAL
1999     (211,537.15)     209,109.67     320,046.77     1,595,592.06     (25,222.00) (1,532,157.68)  (2,037,603.10)  ($1,681,771.43)
2000      400,195.00   15,207,386.66     550,383.29    (1,282,475.03)     87,279.98  (1,165,552.35)   1,433,660.45   $15,230,878.00
2001   (1,167,780.03)     372,162.37     570,234.68    (6,073,194.34) (1,650,106.87)   (538,702.50)   7,390,343.90   ($1,097,042.79)
2002    5,869,390.63   (9,043,712.27)  3,224,750.58       756,912.51    (396,725.06) (8,149,430.29)  (9,875,654.10) ($17,614,468.20)
2003  $14,581,260.41    5,962,659.20  (4,658,210.87)    8,681,591.33     853,163.32   2,480,790.07  (16,512,357.85)  $11,389,935.61

TOTAL

During calendar year 2003, the most profitable sector for the Trust was the Currency sector (Euro, British Pound, Japanese Yen, Australian Dollar, Swiss Franc and Canadian Dollar), while the least profitable sector was the Tropicals (cotton, sugar and coffee). The ranking of these two sectors is a repeat of calendar year 2002. The MLM Index(TM) is designed to capture returns from sustained trends in the constituent futures markets. When these trends exist in a market or sector, the Index tends to exhibit positive performance in that market or sector. Conversely, if a market or sector is trendless and volatile, the performance for the market of sector is likely to be negative. The results of the Currency and Tropical sectors illustrate these design characteristics. During 2003, the US Dollar declined substantially against all the constituent currencies in the MLM Index(TM). For example, the Euro Currency began 2003 around 1.04 Euro/USD and ended around 1.25 Euro/USD. The change during that period was very orderly. The MLM Index(TM) remained long Euro during that period. The behavior of the Euro contrasts significantly with the behavior of the Coffee market. The coffee market began 2003 around 61 cents per pound and ended around 63 cents per pound. During the year it ranged up to 69 cents, and down to 59 cents. The stability combined with volatility led to frequent changes in positions, generally an indication of poor results.

The MLM Index(TM) is not designed to predict which market will exhibit positive performance in any given year. The manager does not select the constituent markets based on expectations of future performance. The Index is designed to represent participation in a diverse basket of future contracts using a trend-following algorithm. The MLM Index(TM) is a diversified Index producing different levels of return in the various sectors from year to year.

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

Results of Operations

     For the Fiscal Year ending 12/31/2003, the Trust had assets of $280,812,656, compared with net assets of $212,016,757, on 12/31/2002 assets of
$201,133,787 on 12/31/2001, assets of $82,937,503 on 12/31/2000 and assets of
$50,271,694 as of 12/31/99. Liabilities of the Trust totaled $3,217,498 in the 2003 fiscal year, compared with $8,022,344 in the 2002 fiscal year, $3,927,110 for the 2001 fiscal year and $703,590 for the 2000 fiscal year and $5,056,940 for the 1999 fiscal year. Net Income from operations was $6,190,736, compared with $(19,287,288) in 2002, compared with $(452,512) in 2001, $16,706,262 in 2000 and $(1,129,410) in 1999.

     The Fund net income is directly related to the performance of the MLM Index, which the Trust is designed to replicate. For the 12 months ending 12/31/03. MLM Index(TM) performance was 3.92%, higher than the -1.63% recorded in 2002, higher than the +3.67% recorded in 2001, substantially lower than the +16.20% recorded in 2000, and higher than the +0.39% result in 1999. Fund performance may be negative in years when the Index is positive due to the timing of subscriptions and redemptions, the fees charged, and the allocation of assets between the Unleveraged and Leveraged series of the Fund. Since inception of the Trust, the correlation of monthly results between the Unleveraged Series of the Fund and the MLM Index(TM) adjusted for fees is 0.99. The correlation between the Leveraged Series of the fund and the MLM Index(TM) adjusted for leverage and fees is .99.

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

Omission of Review of Certain Quarterly Reports by Independent Auditors
-----------------------------------------------------------------------

Prior to the third quarter of 2003, the Trust's quarterly reports had not been reviewed by its independent auditors. Those previously unreviewed reports have since been reviewed by the Trust's independent auditors, and no material differences have been identified as a result of such subsequent reviews.

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

     The market risk, or VAR of the Trust is directly related to the composition of the MLM Index(TM). The MLM Index(TM) consists of 25 liquid US futures markets. Each month, the position of the MLM Index(TM) can be either long or short based on a 12 month moving average rule. Since positions can be offset inside of sectors (one contract long in a particular commodity and one contract short in a related commodity), specific sector risk is less relevant than the historical risk of the MLM Index(TM) as a whole. Since the object of the Trust is to replicate the MLM Index(TM), it is reasonable to use the historic values of that Index to estimate market risk.

     The VAR of the Trust is calculated as follows: The standard deviation of daily returns of the MLM Index(TM) is estimated to be 0.42%. However, it is well known that standard deviation underestimates the magnitude of possible changes, certainly in a portfolio with a relatively small number of instruments. The VAR calculation uses the standard deviation of returns of the MLM Index(TM) over the last 10 years, multiplied by 2.35 for the normal 99% confidence interval and by
1.5 to account for the statistical nature of the distribution. Given that, management estimates that the Trust as a whole could reasonably expect to lose $8,616,407 on a daily basis, and $35,081,085 on a monthly basis, assuming 12/31/2003 asset levels. It is important to note that this calculation is only an estimate. Furthermore, the Manager does not use the VAR calculation in its trading operations. The purpose of the Trust is to replicate the MLM Index(TM), thus the Manager has a very limited mandate and does not adjust trading away from the MLM Index(TM) based on the then current market environment.

     Since the calculation of the VAR does not look at the specific instrument risks, but rather the results of the MLM Index(TM) as a whole, risks related to actual execution are not included in the calculation. For example, counter-party risks from OTC transactions are not factored into the calculation.

     Additional market risk may be attributed to the actual execution of the orders for the Trust. The Trust executes the majority of its orders on the last day of each month. As assets of the Trust grow, large orders may be placed in periods of reduced liquidity. Such orders may move the markets in which they are executed, adversely affecting the performance of the Trust. The Manager makes every effort to execute all orders efficiently, but general levels of liquidity are beyond the control of management. In certain circumstances, markets may move to the daily trading limits imposed by the exchanges, and the Trust may be unable to execute the necessary orders to replicate the MLM Index(TM), causing extensive slippage.

Non-Market Risk

     Risk from Brokers - The Trust's futures commission merchant, Refco, LLC., holds some portion of the assets of the Trust as margin deposits for futures trading. A failure of the FCM could cause the portion of the Trusts assets held at the FCM to be at risk or unavailable for an undetermined period of time.

     Speculative Limits - Certain futures exchanges require that positions deemed speculative in nature (as opposed to commercial hedge positions) cannot exceed certain pre-defined levels. All positions in the control of the Manager must be aggregated to determine compliance with these rules. Should the assets of the Manager reach a level such that positions may be capped, accurate replication of the MLM Index(TM) for the Trust may be difficult or impossible. The Manager may also use certain "Over The Counter" derivatives to achieve the same exposure without exceeding speculative limits. These OTC products would involve taking additional counter-party risk for the Trust in order to achieve accurate replication of the MLM Index(TM). For example, if it was determined that the Trust must hold 10 contracts of Soybeans for a specific delivery, the Trust could execute the appropriate futures contracts on the appropriate futures exchange. Also, the Manager of the Trust may choose to enter into a swap agreement, which would have the same economic effect of the futures position, but would be executed in the over-the-counter market. The swap contract would change the nature of the counter-party from an organized exchange to a single dealer, and would materially increase the non-market risk of holding the position. The Trust has not yet utilized OTC swap contracts.

Item 8.  Financial Statements and Supplementary Data

     The Partnership's financial statements, together with the auditors' report thereon, appear on pages F-1 through F-17 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable

ITEM 9A.  Controls and Procedures.

     Within ninety days prior to the filing of this Report, the President and the Chief Operating Officer of the Manager evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures, which are designed to ensure that the Trust records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that, as of the date of the evaluation, the Trust's disclosure controls are effective. Since the date of this evaluation, there have been no significant changes in the Trust's internal controls or in other factors that could significantly affect those controls.

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

     Roger E. Alcaly, age 62, became a principal and Director of the Manager when it merged with CA Partners, Inc., a company he formed with Messrs. Rudderow and Vannerson in 1990 which engaged primarily in convertible arbitrage trading. Prior to helping form CA Partners, Mr. Alcaly was active in leveraged acquisitions, merger arbitrage and value-oriented equity investing, first as a partner of Kellner DiLeo & Co. and KD Equities, each of which engaged in risk-arbitrage trading, and then at Riverside Capital, a company he formed after leaving those firms in May 1987 which engaged in risk-arbitrage trading. Before joining Kellner DiLeo, Mr. Alcaly served as Assistant Director of the Council on Wage and Price Stability and as a Senior Economist at the Federal Reserve Bank of New York, and taught Economics at Columbia University. Mr. Alcaly holds a B.A. from Amherst College and a Ph.D. in Economics from Princeton University.

     Paul R. DeRosa, age 62, became a principal and Director of the Manager when it merged with CA Partners, Inc., which he joined in January 1999. Mr. DeRosa began his career in the securities industry as the money market economist in Citibank's bond trading division. He later became the bank's chief proprietary bond trader and subsequently head of Citibank's financial derivative and capital markets businesses in North America. In 1986 Mr. DeRosa joined E.F. Hutton Co. as co-head of bond trading with particular responsibility for mortgage trading and finance. In 1989 he helped to establish Eastbridge Holdings Inc., a bond and currency trading company in New York, and served as President and CEO from June 1995 to June 1998. Mr. DeRosa holds a Ph.D. in Economics from Columbia University.

     Raymond E. Ix, Jr., age 40, is a Senior Vice President and a Director of the Manager. Mr. Ix joined Mount Lucas in 1992 and is responsible for institutional marketing and client service. From 1989 to 1992, Mr. Ix was employed by Little Brook Corporation of New Jersey, a commodity trading advisor, where he was involved in implementing the firm's technical trading systems. Before joining Little Brook, Mr. Ix was the Fixed Income Administrative Manager at Delaware Management Company, a company which advised institutional and individual investors. Mr. Ix received a B.S. in accounting from Saint Joseph's University in 1986.

     James A. Mehling, age 54, is a Vice President and Chief Operating Officer of the Manager. Before joining Mount Lucas in June 1999, Mr. Mehling had served as President and Chief Investment Officer of Monitor Capital Advisors, a company which managed institutional stock and bond portfolios and mutual funds, beginning in 1991. Mr. Mehling started his career in financial services with Merrill Lynch in 1976 and eventually managed a trading desk for Merrill Lynch Government Securities. He is a CFA charter holder and has served as a volunteer on the CFA examination grading committee. Mr. Mehling received a B.S. in Aviation Engineering from Western Michigan University in 1970.

     John R. Oberkofler, age 44, is a Vice President and Director of Trading for the Manager since 1999. From 1986 to 1999, he was employed as Senior Trader by Little Brook Corporation of New Jersey. Mr. Oberkofler received a B.S. in Finance from Seton Hall University in 1982.

     Timothy J. Rudderow, age 48, is President and a Director of the Manager, which he helped to establish in 1986. Prior to the mergers that took place in October 1999, Mr. Rudderow was also a principal of Little Brook Corporation of New Jersey, which he joined in 1983 as Director of Research and Development, and of CA Partners, Inc., a company he helped form in 1990. Prior to joining Little Brook, Mr. Rudderow was employed by Commodities Corporation, a company which was a commodity trading advisor, with responsibilities for the design and management of technical trading systems. Before joining Commodities Corporation, Mr. Rudderow taught Economics at Drexel University. Mr. Rudderow received a B.A. in Mathematics from Rutgers University in 1977 and an M.B.A. in Management Analysis from Drexel University in 1979.

     Frank L. Vannerson, age 65, is Chairman, a Director and a founder of the Manager. He also helped form two other companies that merged with the Manager in October 1999, Little Brook Corporation of New Jersey in 1980 and CA Partners, Inc. in 1990. In 1969, Mr. Vannerson co-founded Commodities Corporation and served that company as Senior Vice President and a member of the Management Policy Committee from 1975 to 1980. From 1984 to 1989, he was a member of Commodities Corporation's Board of Directors and a consultant to the Management Policy Committee. Before joining Commodities Corporation, Mr. Vannerson was a commodity economist with Nabisco Inc. and an economic consultant with Mathematica Inc. He holds a B.S. in Economics from Wichita State University and a Ph.D. in Economics from Princeton University where he was a member of the faculty in the Department of Economics from 1965 to 1966. He currently serves on the Advisory Council to the Princeton University Department of Economics.

Item 11.  Executive Compensation

     The Trust has no directors or executive officers. The Manager receives management and other fees from the Trust as described in Item 1 - Fees and Expenses.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The Trust has no directors or officers. The Manager manages and conducts the business of the Trust. As of December 31, 2003, the Manager owned approximately $1,123.49 of interests in the Unleveraged Series and $1,111.86 of interests in the Leveraged Series.

Item 13.  Certain Relationships and Related Transactions

     The Manager manages and conducts the business of the Trust. The Manager receives management and other fees from the Trust as described in Item 1 - Fees and Expenses.

     For the years ended December 31, 2003, 2002, 2001, 2000 and 1999, the Manager received from the Trust:

     (1) management fees in the amount of $2,809,869, $2,455,153, $1,693,359,
 $766,332 and $216,625 respectively;
     (2) administrative charges in the amounts of $1,554,929, $944,454, $839,741, $321,746 and $117,905 respectively;
     (3) organizational fees in the amounts of $1,115,898, $317,678, $353,721, $86,043 and $85,883 respectively;
     (4) brokerage commissions in the amounts of $3,221,120, $2,842,588, $2,032,721, $905,304 and $292,743 respectively.

ITEM 14.  Principal Accountant Fees and Services.

     Audit Fees. The aggregate fees billed to the Trust by the independent auditors, Ernst & Young LLP, or E&Y, for professional services rendered in connection with the audit of the Trust's financial statements included in this Annual Report on Form 10-K for fiscal 2003, and for review of the statements included in the Trust's Quarterly Reports on Form 10-Q during fiscal 2003, totaled approximately $66,900. The aggregate fees billed to the Trust by E&Y for professional services rendered in connection with the audit of the Trust's financial statements included in the Trust's Annual Report on Form 10-K for fiscal 2002, and for the review of the financial statements included in the Trust's Quarterly Reports on Form 10-Q during fiscal 2002, totaled approximately $30,000.

     Audit-Related Fees. The aggregate fees billed to the Trust by E&Y for assurance and related services that are reasonably related to the performance of the audit and review of the Trust's financial statements that are not already reported in the paragraph immediately above totaled approximately $0 and $0 for fiscal 2003 and 2002, respectively.

     Tax Fees. The aggregate fees billed to the Trust by E&Y for professional services rendered by E&Y for tax compliance totaled approximately $19,000 and $16,000 for fiscal 2003 and 2002, respectively. These services included review of the Trust's domestic tax compliance information.

     All Other Fees. The aggregate fees billed to the Trust by E&Y for products and services provided by E&Y other than as set forth above totaled approximately $0 for 2003 and $0 for 2002.

     Engagement of the Independent Auditor. The Manager is responsible for approving every engagement of E&Y to perform audit or non-audit services for the Trust before E&Y is engaged to provide those services. The Manager considers whether the provision of any non-audit provisions is compatible with maintaining E&Y's independence.

                                     PART IV

ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          31.1    Section 302 Certification
          31.2    Section 302 Certification
          32.1    Section 906 Certification
          32.2    Section 906 Certification

          (a) Documents Filed as a Part of This Report.

               1. See the Table of Contents to Financial Statements on page F-3, which is incorporated herein by reference.

               2. See the Index to Exhibits, which is incorporated herein by reference.

          (b) Reports on Form 8-K.

               Not Applicable.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MLM Index(TM) Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MLM INDEX(TM)FUND


                                    By:   Mount Lucas Management Corporation
                                    Its:  Manager


                                    By:  /s/ Timothy J. Rudderow
                                        -------------------------------
                                         Timothy J. Rudderow, President

Date:  March 30, 2004

        FINANCIAL STATEMENTS

        MLM Index Fund

        Years ended December 31, 2003 and 2002
        with Report of Independent Auditors

I affirm that, to the best of my knowledge and belief, the information contained in the attached financial statements of MLM Index Fund for the years ended December 31, 2003 and 2002 is accurate and complete.






                                         Timothy J. Rudderow
                                         President
                                         Mount Lucas Management Corporation
                                         General Partner
                                         MLM Index Fund

                              MLM Index Fund

                          Financial Statements


                  Years ended December 31, 2003 and 2002


                                  Contents

Report of Independent Auditors........................................  F-4

Statements of Financial Condition.....................................  F-5
Condensed Schedule of Investments.....................................  F-6
Statements of Operations..............................................  F-8
Statements of Changes in Investors' Interest..........................  F-9
Statements of Cash Flows..............................................  F-11
Notes to Financial Statements.........................................  F-12

                             Ernst & Young                Phone: (212) 773-3000
                             5 Times Square                     www.ey.com
                             New York, New York 10036-6530



                       Report of Independent Auditors

The Interest Holders of
 MLM Index Fund

We have audited the accompanying statements of financial condition, including the condensed schedule of investments, of MLM Index Fund
(the "Fund") as of December 31, 2003 and 2002, and the related statements of operations, changes in investors' interest and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MLM Index Fund at December 31, 2003 and 2002, and the results of its operations, changes in its investors' interest, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                             /s/ Ernst & Young LLP
                                             ---------------------

January 26, 2004

                               MLM Index Fund

                     Statements of Financial Condition


                                                      December 31
                                                  2003           2002
                                             ----------------------------
Assets
Cash and cash equivalents                    $254,185,997    $195,744,016
Due from broker                                26,593,584      16,239,584
Interest receivable                                33,075          33,157
                                             ----------------------------
Total assets                                 $280,812,656    $212,016,757
                                             ============================

Liabilities and investors' interest
Redemptions payable                          $  2,478,744    $  7,377,075
Brokerage commissions payable                     303,795         237,304
Management fee payable                            318,664         263,552
Accrued expenses                                  116,295         144,413
                                             ----------------------------
Total liabilities                               3,217,498       8,022,344

Investors' interest                           277,595,158     203,994,413
                                             ----------------------------
Total liabilities and investors' interest    $280,812,656    $212,016,757
                                             ============================



The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

                                 MLM Index Fund

                       Condensed Schedule of Investments

                                December 31, 2003


                                            Unrealized    Percentage of
                              Number of    Appreciation    Investors'
  Security Description        Contracts   (Depreciation)    Interest
-----------------------------------------------------------------------

Futures
Long futures contracts:
  Financial                    2,041      $  4,805,917        1.73%
  Commodity                   12,151        17,659,479        6.36%
                                          -----------------------------
                                            22,465,396        8.09%
Short futures contracts:
  Commodity                    4,603         1,429,965        0.52%
                                          -----------------------------

Net unrealized gain on open
  contracts                               $ 23,895,361        8.61%
                                          =============================

                                 MLM Index Fund

                                December 31, 2002


                                            Unrealized     Percentage of
                              Number of    Appreciation     Investors'
  Security Description        Contracts   (Depreciation)    Interest
-----------------------------------------------------------------------

Futures
Long futures contracts:
  Financial                    1,512       $  5,116,842       2.51%
  Commodity                   10,884         12,715,841       6.23
                                           ----------------------------
                                             17,832,683       8.74
Short futures contracts:
  Financial                      290             (3,250)     (0.00)*
  Commodity                    3,711            274,500       0.13
                                           ----------------------------
                                                271,250       0.13
Net unrealized gain on
open contracts                             $ 18,103,933       8.87%
                                           ============================


* Less than a one-tenth of 1%

                               MLM Index Fund

                          Statements of Operations

                                                           Years ended December 31
                                                            2003              2002
                                                       -------------------------------
Investment income
Interest                                               $ 2,373,246      $  3,412,276

Expenses
Brokerage commissions                                    3,221,120         2,842,588
Management fee                                           2,809,869         2,455,153
Operating expenses                                       1,554,929           944,454
                                                       -------------------------------
Total expenses                                           7,585,918         6,242,195

Net investment loss                                     (5,212,672)       (2,829,919)
Realized and unrealized gain (loss) on investments
Net realized gain (loss)                                 5,302,391       (27,250,523)
Net change in unrealized gain                            6,101,017        10,793,154
                                                       -------------------------------
Net realized and unrealized gain (loss) on investments  11,403,408       (16,457,369)
                                                       -------------------------------
Net income (loss)                                      $ 6,190,736     $ (19,287,288)
                                                       ===============================


The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

                                                             MLM Index Fund

                                              Statements of Changes in Investors' Interest

                                                      Year ended December 31, 2003


                                                             Enhanced Series
                               ----------------------------------------------------------------------------------
                                                                                                        Total
                               Class A-1      Class A      Class B-1       Class B       Class C       Enhanced
                                 Shares       Shares        Shares         Shares        Shares         Series

                               ----------------------------------------------------------------------------------
Investors' interest at
  December 31, 2002            $ 166,740    $27,666,865   $1,820,270   $ 90,368,012    $6,071,072   $126,092,959
Subscriptions                          -      8,212,819            -     30,159,498     2,581,500     40,953,817
Redemptions                      (58,785)    (4,546,565)    (214,204)   (14,736,734)            -    (19,556,288)
Transfers                              -       (478,939)           -      1,673,188             -      1,194,249
Other (Selling commissions)            -        (70,426)           -              -             -        (70,426)
Net income                         4,162        226,499       72,302      3,000,337       281,325      3,584,625
                              -----------------------------------------------------------------------------------
Investors' interest at
  December 31, 2003             $112,117    $31,010,253   $1,678,368   $110,464,301    $8,933,897   $152,198,936
                              ===================================================================================
Shares at December 31,
  2002                          1,567.81     294,432.67    16,888.48     918,690.21     74,838.99   1,306,418.16
Subscriptions                          -      89,806.31            -     314,287.47     33,246.70     437,340.48
Redemptions                      (526.06)    (52,505.52)   (1,997.89)                           -    (210,954.48)
                                                                        (155,925.01)
Transfers                              -      (5,256.27)           -      16,888.82             -      11,632.55
Other                                  -            -              -              -             -              -
                              ----------------------------------------------------------------------------------
Shares at December 31, 2003     1,041.75     326,477.19    14,890.59   1,093,941.49    108,085.69   1,544,436.71
                              ==================================================================================
Net asset value per share:
December 31, 2003             $   107.63    $     94.98   $   112.71   $     100.98    $    82.66
                              ====================================================================

                                                               MLM Index Fund

                                                 Statements of Changes in Investors' Interest

                                                        Year ended December 31, 2003


                                                             Unleveraged Series
                                -----------------------------------------------------------------------------
                                                                                                    Total
                                                                                      Total       Investors'
                                Class A-1  Class A       Class B-1      Class B    Unleveraged     Interest
                                  Shares    Shares         Shares       Shares       Series       ($100 Par
                                                                                                 Value/Share)
                                -----------------------------------------------------------------------------
Investors' interest at
  December 31, 2002              $800,249  $13,253,585   $1,233,316  $ 62,614,304  $77,901,454   $203,994,413
Subscriptions                           -    6,254,104            -    55,392,363                 102,600,284
                                                                                   61,646,467
Redemptions                      (153,541)  (1,831,621)        (568)  (13,516,037) (15,501,767)  (35,058,055)
Transfers                               -       66,509            -    (1,260,758)  (1,194,249)            -
Other (Selling commissions)             -      (61,794)           -             -      (61,794)     (132,220)
Net income                          5,692       70,578       23,559     2,506,282    2,606,111     6,190,736
                                 ---------------------------------------------------------------------------
Investors' interest at
  December 31, 2003              $652,400  $17,751,361   $1,256,307  $105,736,154 $125,396,222  $277,595,158
                                 ===========================================================================

Shares at December 31,
  2002                           7,275.76   124,491.78    10,783.92    566,291.85   708,843.31  2,015,261.47
Subscriptions                           -    58,395.81            -    509,109.17   567,504.98  1,004,845.46
Redemptions                     (1,377.12)  (17,476.15)       (4.95)  (122,027.14) (140,885.36)  (351,839.84)

Transfers                               -       696.84            -    (11,337.77)  (10,640.93)       991.62
Other                                   -            -            -             -            -            -
                                ----------------------------------------------------------------------------
Shares at December 31, 2003      5,898.64   166,108.28    10,778.97    942,036.11 1,124,822.00  2,669,258.71
                                ============================================================================
Net asset value per share:
December 31, 2003               $  110.60   $   106.87    $  116.55  $     112.24
                                =================================================


The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

                                                               F-10

                                                            MLM Index Fund

                                     Statements of Changes in Investors' Interest (continued)

                                                   Year ended December 31, 2002


                                                          Enhanced Series
                               ----------------------------------------------------------------------------

                                                                                                  Total
                                Class A-1    Class A    Class B-1     Class B      Class C     Enhanced
                                 Shares      Shares       Shares       Shares       Shares       Series

                               ----------------------------------------------------------------------------
Investors' interest at          $153,689   $26,820,513  $4,193,995  $91,711,548  $4,024,210  $126,903,955
December 31, 2001
Subscriptions                         -      8,413,427      24,875   30,330,410   2,495,000    41,263,712
Redemptions                      (19,733)   (2,915,007) (1,205,857) (15,209,311)          -   (19,349,908)
Transfers                         54,045      (715,360)   (704,143)  (3,903,454)          -    (5,268,912)
Other (Selling commissions)           -        (74,963)          -            -     (37,250)     (112,213)
Net loss                         (21,261)   (3,861,745)   (488,600) (12,561,181)   (410,888)  (17,343,675)
                               ----------------------------------------------------------------------------
Investors' interest at
  December 31, 2002             $166,740   $27,666,865  $1,820,270  $90,368,012  $6,071,072   $126,092,959
                               ============================================================================
Shares at December 31, 2001     1,240.99    242,231.27   33,918.00   802,953.00   42,419.00   1,122,762.26
Subscriptions                         -      90,974.41      197.24   313,223.04   32,419.78     436,814.47
Redemptions                      (199.00)   (30,517.08) (10,694.11) (157,164.08)          -    (198,574.27)
Transfers                         525.82     (8,255.93)  (6,532.65)  (40,321.75)       0.21     (54,584.30)
Other                                 -              -           -            -           -              -
                               ----------------------------------------------------------------------------
Shares at December 31, 2002     1,567.81    294,432.67   16,888.48   918,690.21   74,838.99   1,306,418.16
                               ============================================================================
Net asset value per share:
December 31, 2002               $ 106.35   $     93.97  $   107.78  $     98.37  $    81.12
                               ============================================================

                                                       MLM Index Fund

                                      Statements of Changes in Investors' Interest (continued)

                                               Year ended December 31, 2002


                                                              Unleveraged Series
                                 -----------------------------------------------------------------------------
                                                                                                    Total
                                                                                      Total       Investors'
                                  Class A-1  Class A      Class B-1     Class B    Unleveraged     Interest
                                    Shares    Shares        Shares      Shares       Series       ($100 Par
                                                                                                 Value/Share)
                                 -----------------------------------------------------------------------------
Investors' interest at           $ 910,801   $8,248,822  $1,985,391   $59,157,708  $70,302,722   $197,206,677
December 31, 2001
Subscriptions                            -    8,258,851           -    19,739,299   27,998,150     69,261,862
Redemptions                        (21,267)  (2,666,621)   (713,431)  (20,253,781) (23,655,100)   (43,005,008)
Transfers                          (54,044)    (185,926)          1     5,508,881    5,268,912              -
Other (Selling commissions)              -      (69,617)          -             -      (69,617)      (181,830)
Net loss                           (35,241)    (331,924)    (38,645)   (1,537,803)  (1,943,613)   (19,287,288)
                                 ------------------------------------------------------------------------------
Investors' interest at
  December 31, 2002               $800,249  $13,253,585  $1,233,316   $62,614,304  $77,901,454   $203,994,413
                                 ==============================================================================
Shares at December 31, 2001       7,975.90    74,313.00   16,874.00    517,660.26   616,823.16   1,739,585.42
Subscriptions                            -    77,152.56           -    181,449.52   258,602.08     695,416.55
Redemptions                        (199.00)  (25,225.45)  (6,089.43)  (183,401.96) (214,915.84)   (413,490.11)
Transfers                          (501.14)   (1,748.33)       0.65     50,584.03    48,333.91      (6,250.39)
Other                                    -            -           -             -            -              -
                                 -----------------------------------------------------------------------------
Shares at December 31, 2002       7,275.76  1 24,491.78   10,783.92    566,291.85   708,843.31   2,015,261.47
                                 =============================================================================
Net asset value per share:
December 31, 2002                $  109.99   $   106.46  $   114.37   $    110.57
                                 ================================================



The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

                                                      F-12

                                 MLM Index Fund
                             Statements of Cash Flows


                                                       Years ended December 31
                                                           2003        2002
                                                      ------------------------
Cash flows from operating activities
Net income (loss)                                    $ 6,190,736  $(19,287,288)
Adjustments to reconcile net income (loss)
to net cash and cash equivalents used in
operating activities:
     Net change in operating assets and liabilities:
       Net change in unrealized gain on investments    6,101,017    10,793,154
       Due from broker                               (16,455,017)     (890,363)
       Certificate of deposit                                  -     4,502,290
       Interest receivable                                    82       465,589
       Brokerage commission payable                       66,491       (19,818)
       Management fee payable                             55,112         8,086
       Accrued expenses                                  (28,119)     (106,769)
                                                    ---------------------------
Net cash and cash equivalents used
in operating activities                               (4,069,698)   (4,535,119)
                                                    ---------------------------

Cash flows from financing activities
Subscriptions received, net of selling commissions   102,468,065    69,080,032
Redemptions paid                                     (39,956,386)  (38,791,272)
                                                    ---------------------------
Net cash and cash equivalents provided by
financing activities                                  62,511,679    30,288,760

Net increase in cash and cash equivalents             58,441,981    25,753,641
Cash and cash equivalents at beginning of year       195,744,016   169,990,375
                                                    ---------------------------
Cash and cash equivalents at end of year            $254,185,997  $195,744,016
                                                    ===========================



The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

                                  MLM Index Fund

                           Notes to Financial Statements

                                  December 31, 2003

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

Mount Lucas Management Corporation (the "Manager") is the investment manager of the Fund and is responsible for the allocation of the Fund's interest among a mix of trading approaches. The Manager is a registered investment advisor under the Investment Adviser's Act of 1940, and is registered as a commodity pool operator and a commodity-trading advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market investments, commercial paper, and certificates of deposit, having a maturity of less than ninety days. These investments are carried at cost plus accrued interest, which approximates market value. At December 31, 2003 and 2002, the Fund had approximately $82,034,000 and $35,161,000, respectively, in overnight funds with one major domestic bank and $169,598,184 and $158,778,566, respectively, invested in money market securities held at a custodian.

                                   MLM Index Fund

1. Significant Accounting Policies (continued)

Due from Brokers

The Fund's trading activities utilize one broker located in the United States of America. Due from broker represents cash balances held, unrealized profit or loss on futures contracts, and amounts receivable or payable for trans-actions not settled at December 31, 2003.

Valuation of Trading Positions

The Fund's trading positions are valued at market value, including accrued interest where applicable, and are included in amounts due from broker. Market value is principally based on listed market prices or broker or dealer price quotations. The resulting change in unrealized profit or loss is reflected in trading results for the period.

Income Taxes

The Unleveraged Series and the Enhanced Series each are classified for federal income tax purposes as a separate partnership. Interest Holders of a Series will reflect their proportionate share of realized profit or loss on their separate tax returns. Accordingly, no provisions for income taxes are required for the Fund.

2. Investors' Interest

The Fund is comprised of two series: the Unleveraged Series, which attempts to replicate the MLM Index without leverage, and the Enhanced Series, which replicates the MLM Index using three times leverage. Each Series has five classes of shares: Class A-1, Class A, Class B-1, Class B, and Class C. Class A-1 and Class B-1 Interests are no longer offered. As of December 31, 2002, Class C Interest of the Unleveraged Series did not issue any shares. Class A, Class B and Class C Interests are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to such Class' net asset value. Interests may be redeemed at net asset value as of the last day of any month upon at least ten business days written notice to the Manager.

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

3. Margin Requirements

The Fund had margin requirements of approximately $ 29,980,779 and $23,884,268 at December 31, 2003 and 2002, respectively, which were satisfied by net unrealized profits and cash at the brokers.

4. Management Fee, Administrative Services and Other Transactions

The Fund pays the Manager a management fee and the introducing broker a brokerage fee as a percentage of net assets, as of the first day of each month at the annualized rates as follows:

                           Enhanced Series           Unleveraged Series
                     -------------------------- --------------------------
                      Management    Brokerage     Management   Brokerage
                          Fee          Fee           Fee          Fee
                     -------------------------- ------------- ------------

     Class A-1           1.65%        1.35%         1.25%         0.65%
     Class A             2.80         1.85          1.50          0.85
     Class B-1           0.65         1.35          0.25          0.65
     Class B             1.30         1.85          0.50          0.85
     Class C             2.05         1.85          1.00          0.85

                               MLM Index Fund

The Fund pays its legal, accounting, auditing and other operating expenses and fees. The manager will reimburse any Series for these expenses to the extent that they exceed 0.5% of the average net assets of such Series of the Fund in any calendar year. There were no reimbursements for the year ended December 31, 2003.

5. Derivative Financial Instruments

Derivatives are financial instruments whose values are based upon an under-lying asset (e.g., Treasury Bond), index (e.g., S&P 500) or reference rate (e.g., LIBOR). Over-the-counter ("OTC") derivative products are privately negotiated contractual agreements that can be tailored to meet individual client needs, and include forwards, swaps and certain options. Exchange traded derivative products are standardized contracts transacted through regulated exchanges and include futures, and certain option contracts listed on an exchange.

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

The following table reflects the fair value of the Fund's derivative financial instruments.

                                     Fair Value at December 31
                                   2003                     2002
                          ------------------------------------------------
                            Assets    Liabilities    Assets    Liabilities
                          ------------------------------------------------
    Exchange Traded
    Commodity Futures     $22,408,591  $3,319,147  $15,872,442  $2,882,101
    Financial Futures       4,805,917           -    5,116,842       3,250
                          ------------------------------------------------
    Total                 $27,214,508  $3,319,147  $20,989,284  $2,885,351
                          ================================================


                                                   MLM Index Fund

                                     Notes to Financial Statements (continued)

6. Financial Highlights

The following represents the per share operating performance ratios to average investors' interest and other supplemental information for the year ended December 31, 2003:

                                                        Enhanced Series                              Unleveraged Series
                                     --------------------------------------------------  ------------------------------------------
                                      Class A-1  Class A  Class B-1  Class B   Class C     Class A-1   Class A  Class B-1  Class B
                                        Shares   Shares    Shares    Shares    Shares       Shares      Shares   Shares    Shares
                                     --------------------------------------------------  ------------------------------------------
Per share operating performance:
  Net asset value per share,
     December 31, 2002                  $106.35   $93.97  $107.78    $  98.37   $81.12     $109.99     $106.46   $114.37   $110.57
  Income from investment operations:
   Net investment loss                    (3.14)   (3.92)   (1.66)      (2.68)   (2.82)      (1.75)      (2.18)    (0.68)    (1.16)
   Net realized and unrealized gain
      on Investment transactions           4.42     4.93     6.59        5.29     4.36        2.36        2.59      2.86      2.83
                                     --------------------------------------------------  -----------------------  ------------------
Total from investment operations           1.28     1.01     4.93        2.61     1.54        0.61        0.41      2.18      1.67
                                     --------------------------------------------------  -----------------------  ------------------
Net asset value per share,              $107.63   $94.98  $112.71     $100.98   $82.66     $110.60     $106.87    $116.55  $112.24
   December 31, 2003
                                     ==================================================  =======================  ==================
Total Return                              1.20%     1.08%    4.58%      2.66%     1.89%       0.56%       0.38%      1.91%    1.51%

Ratio to Average Net Assets:
  Net investment loss                    (2.95%)   (4.25%)  (1.53%)    (2.76%)   (3.53%)     (1.58%)     (2.08%)    (0.59%)  (1.08%)
  Expenses                               (4.13%)   (5.34%)  (2.69%)    (3.84%)   (4.60%)     (2.62%)     (3.10%)    (1.63%)  (2.09%)


Total return is calculated as the change in the net asset value per share for the year. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average net assets, respectively, for each class,for the year ended December 31, 2003.



                                                   MLM Index Fund

                                     Notes to Financial Statements (continued)

6. Financial Highlights (continued)

The following represents the per share operating performance ratios to average investors' interest and other supplemental information for the year ended December 31, 2002:

                                                        Enhanced Series                              Unleveraged Series
                                     ---------------------------------------------------  ------------------------------------------
                                      Class A-1  Class A  Class B-1  Class B   Class C     Class A-1   Class A  Class B-1  Class B
                                        Shares   Shares    Shares    Shares    Shares       Shares      Shares   Shares    Shares
                                     ---------------------------------------------------  ------------------------------------------
Per share operating performance:
  Net asset value per share,
     December 31, 2001                $ 123.84   $ 110.72  $ 123.65  $ 114.22  $  94.87    $114.19     $111.00    $117.66   $114.28
  Income from investment operations:
   Net investment income (loss)          (2.36)     (3.20)    (0.77)    (1.84)    (2.15)     (0.70)      (1.07)      0.33     (0.10)
   Net realized and unrealized gain
      (loss) on Investment
      transactions                      (15.13)    (13.55)   (15.10)   (14.01)   (11.60)     (3.50)      (3.47)     (3.62)    (3.61)
                                     ---------------------------------------------------- ----------------------  ------------------
Total from investment operations        (17.49)    (16.75)   (15.87)   (15.85)   (13.75)     (4.20)      (4.54)     (3.29)    (3.71)
                                     ---------------------------------------------------- ----------------------  ------------------
Net asset value per share,            $ 106.35   $  93.97  $ 107.78  $  98.37  $  81.12    $109.99     $106.46    $114.37   $110.57
   December 31, 2002
                                     ==================================================== ======================  ==================
Total Return                            (14.14%)   (15.13%)  (12.83%)  (13.84%)  (14.49%)    (3.69%)     (4.09%)    (2.80%)  (3.25%)

Ratio to Average Net Assets:
  Net investment income (loss)           (2.21%)    (3.38%)   (0.72%)   (1.88%)   (2.66%)    (0.64%)     (1.04%)     0.30%   (0.10%)
  Expenses                               (3.98%)    (5.13%)   (2.48%)   (3.63%)   (4.38%)    (2.40%)     (2.84%)    (1.40%)  (1.84%)



Total return is calculated as the change in the net asset value per share for the year. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average net assets, respectively, for each class, for the year ended December 31, 2002.

                                INDEX TO EXHIBITS


Exhibit
Number   Item Description
-------  ----------------
  3.1    Restated Certificate of Trust for MLM Index(TM) Trust, filed
         1/14/98 (Filed as Exhibit 3.1 to the Registrant's Form 10 and incorporated by reference herein.)
  3.2 Amended and Restated Declaration of Trust and Trust Agreement of MLM Index(TM) Fund (Filed as Exhibit 3.1 to the Registrant's Form 10 and incorporated by reference herein.)
  3.3 Amendment No. 1 to the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index(TM)Fund (Filed as
         Exhibit 3.1 to the Registrant's Form 10 and incorporated by reference herein.)
  3.4 Amendment No. 2 to the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index(TM)Fund (Filed as
         Exhibit 3.1 to the Registrant's Form 10 and incorporated by reference herein.)
  3.5 Amendment No. 3 to the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index(TM)Fund (Filed as
         Exhibit 3.1 to the Registrant's Form 10 and incorporated by reference herein.)
  3.6 Amendment No. 4 to the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index(TM)Fund (Filed as
         Exhibit 3.1 to the Registrant's Form 10 and incorporated by reference herein.)
  3.7 Amendment No. 5 to the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index(TM)Fund

  31.1   Section 302 Certification

  31.2   Section 302 Certification

  32.1   Section 906 Certification

  32.2   Section 906 Certification