Form 10-Q
period 2004-03-31
MLM INDEX FUND
filed 2004-05-17
CIK 1075058

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d)of the Securities
                             Exchange Act of 1934


                For the quarterly period ended March 31, 2004,


                                      or

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


                        Unleveraged Series: 22-2897229
                          Leveraged Series: 22-3722683
-------------------------------------------------------------------------------
                     (IRS Employer Identification Number)


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

                       Yes   X                    No
                           -----                     -----

        Indicate by check mark whether the registrant is an accelerated files (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                       No   X
                           -----                     -----

MLM Index Fund
Index to FORM 10Q
March 31, 2004

Contents

PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          Number
Item 1   Financial Statements:

Interim Statements of Financial Condition as of March 31,
  2004 (unaudited) and December 31, 2003(audited)                           3

Interim Condensed Schedule of Investments as of March 31,
  2004 (unaudited) and December 31, 2003(audited)                           4

Unaudited Interim Statements of Operations For the Three
  Months Ended March 31, 2004 and 2003                                      5

Unaudited Interim Statement of Changes in Partners' Capital
  for the Three Months Ended March 31, 2004 and 2003                        6

Notes to Unaudited Interim Financial Statements as of March 31, 2004        8


Item 2   Management's Discussion and Analysis of Financial Condition       13
                   and Results of Operations


Item 3   Quantitative and Qualitative Disclosures of Market Risk           15

Item 4   Controls and Procedures                                           15

PART II - OTHER INFORMATION

Item 1   Legal Proceeding                                                  16


Item 2   Changes in Securities and Use of Proceeds                         16

Item 3   Defaults Upon Senior Securities                                   17


Item 4   Submission of Matters to a Vote of Security Holders               17


Item 5   Other Information                                                 17


Item 6   Exhibits and Reports on Form 8-K                                  17

MLM Index Fund
INTERIM STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2004 (Unaudited) AND DECEMBER 31, 2003 (Audited)



                                                March 31,        December 31,
                                                  2004               2003

                                                -------------------------------
Assets
Cash and cash equivalents                       $318,088,605     $254,185,997
Due from broker                                   35,632,173       26,593,584
Interest Receivable                                  262,728           33,075
                                                -------------------------------
Total assets                                    $353,983,506     $280,812,656
                                                ===============================

Liabilities and investors' interest
Redemptions payable                             $  4,459,250     $  2,478,744
Brokerage commissions payable                        375,552          303,795
Management fee payable                               414,030          318,664
Accrued expenses                                     367,523          116,295
                                                -------------------------------
Total liabilities                                  5,616,355        3,217,498

Investors' interest                              348,367,151      277,595,158
                                                -------------------------------
Total liabilities and investors' interest       $353,983,506     $280,812,656
                                                ===============================




See Notes to Financial Statements

MLM Index Fund
INTERIM CONDENSED SCHEDULES OF INVESTMENTS

MARCH 31, 2004 (Unaudited)
                                        Unrealized
                                        Appreciation        Percentage of
Security Description                    Depreciation        Investors' Interest
-------------------------------------------------------------------------------

Futures Contracts-(7.41%)
   Long                                 $25,951,189              7.45%
   Short                                   (132,509)            (0.04%)
                                        ---------------------------------------
Net unrealized gain on
   open contracts (1)                   $25,818,680              7.41%
                                        =======================================






DECEMBER 31, 2003 (Audited)
                                        Unrealized
                                        Appreciation       Percentage of
Security Description                    Depreciation       Investors' Interest
-------------------------------------------------------------------------------
Futures
Long Futures Contracts
   Financial                            $ 4,805,917            1.73%
   Commodity                             17,659,479            6.36%
                                        ---------------------------------------
                                         22,465,396            8.09%
Short Futures Contracts
   Commodity                              1,429,965            0.52%
                                        ---------------------------------------
Net unrealized gain on
   open contracts (1)                   $23,895,361            8.61%
                                        =======================================




(1) Net unrealized gain on open contracts is included in "Due From broker" on the Statements of Financial Condition.

See Notes to Financial Statements

MLM Index Fund
UNAUDITED INTERIM STATEMENTS OF OPERATIONS



                                                         For the three      For the three
                                                         months ended       months ended
                                                         March 31, 2004     March 31, 2003

Investment income
Interest                                                 $    726,115       $     669,110

Expenses
Brokerage commissions                                       1,033,619             802,906
Management fee                                                885,890             768,774
Operating expenses                                            530,109             202,062
                                                         ---------------------------------
Total expenses                                              2,449,618           1,773,742

Net investment (loss)                                      (1,723,503)         (1,104,632)

Realized and unrealized gain (loss) on investments
Net realized gain                                          41,555,193          27,725,994
Net change in unrealized appreciation (depreciation)
 on investments                                             1,942,615         (19,004,780)
                                                         ---------------------------------

Net realized and unrealized gain on investments            43,497,808           8,721,214
                                                         ---------------------------------

Net income                                               $ 41,774,305        $  7,616,582
                                                         =================================




See Notes to Financial Statements



                                      5


MLM Index Fund
UNAUDITED INTERIM STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2004

                               Leveraged Series
                              ---------------------------------------------------------------------------------------
                                                                                                          Total
                               Class A-1    Class A         Class B-1      Class B        Class C         Leveraged
                               Shares       Shares          Shares         Shares         Shares          Series
                               --------------------------------------------------------------------------------------

Investors' interest at
December 31, 2003             $112,116     $31,010,252     $1,678,368    $110,464,300   $8,933,898      $152,198,934
Subscriptions                        -       4,250,213              -      17,957,611            -        22,207,824
Redemptions                          -      (1,217,899)        (2,092)     (3,257,847)           -        (4,477,838)
Transfers                            -         103,647              -         369,473            -           473,120
Net loss                        23,475       6,641,338        358,266      24,145,662    1,860,540        33,029,282
                              ---------------------------------------------------------------------------------------
Investors' interest at
March 31, 2004                $135,591     $40,787,551     $2,034,542    $149,679,200   10,794,438      $203,431,322
                              =======================================================================================
Shares at December 31, 2003   1,041.75      326,477.19      14,890.59    1,093,941.49   108,085.69      1,544,436.71
Subscriptions                        -       39,755.05              -      155,703.21            -        195,458.26
Redemptions                          -      (11,103.37)        (16.52)     (28,358.80)           -        (39,478.69)
Transfers                            -          943.65              -        3,205.57            -          4,149.22
                              -----------------------------------------------------------------------------------------
Shares at March 31, 2004       1041.75      356,072.52      14,874.07    1,224,491.47   108,085.69      1,704,565.50
                              =========================================================================================
Net asset value per share:
March 31, 2004                 $130.16         $114.55        $136.78         $122.24       $99.87
                              ======================================================================


                               Unleveraged Series
                               ----------------------------------------------------------------------------------------------------
                                                                                                                   Total
                                                                                                                   Investors'
                                                                                              Total                Interest
                               Class A-1      Class A        Class B-1       Class B          Unleveraged          ($100 Par
                               Shares         Shares         Shares          Shares           Series               Value/Share)
                               ----------------------------------------------------------------------------------------------------
Investors' interest at
December 31, 2003              $ 652,400      $17,751,361     $1,256,307     $105,736,153      $ 125,396,221      $ 277,595,155
Subscriptions                          -        2,474,745              -       13,486,340         15,961,085         38,168,909
Redemptions                            -         (371,097)          (145)      (4,322,138)        (4,693,380)        (9,171,218)
Transfers                              -         (103,647)             -         (369,473)      (473,120,122)                 -
Net loss                          44,629        1,239,214         89,501        7,371,679          8,745,023         41,774,305
                               ----------------------------------------------------------------------------------------------------
Investors' interest at
March 31, 2004                 $ 697,029      $20,990,576     $1,345,663     $121,902,561      $ 144,935,829      $ 348,367,151
                               ====================================================================================================

Shares at December 31, 2003     5,898.64       166,108.27      10,778.96       942,036.12       1,124,821.99       2,669,258.70
Subscriptions                          -        22,237.28              -       113,598.84         135,836.12         331,294.38
Redemptions                            -        (3,376.44)         (1.20)      (37,373.31)        (40,750.95)        (80,229.64)
Transfers                              -          (921.77)             -        (3,143.94)         (4,065.71)             83.51
                               ----------------------------------------------------------------------------------------------------
Shares at March 31, 2004        5,898.64       184,047.34      10,777.76     1,015,117.71       1,215,841.45       2,920,406.95
                               ====================================================================================================
Net asset value per share:
March 31, 2004                   $118.17          $114.05        $124.86          $120.09
                               ===========================================================


See Notes to Financial Statements



MLM Index Fund
UNAUDITED INTERIM STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2003

                               Leveraged Series
                              -----------------------------------------------------------------------------------------
                                                                                                          Total
                               Class A-1    Class A         Class B-1      Class B        Class C         Leveraged
                               Shares       Shares          Shares         Shares         Shares          Series
                               ----------------------------------------------------------------------------------------
Investors' interest at
December 31, 2002              $166,740     $27,666,865     $1,820,270    $ 90,368,012    $6,071,072      $126,092,959
Subscriptions                         -       1,661,521              -       5,472,448        99,500         7,233,469
Redemptions                     (58,786)       (150,321)      (153,602)     (2,064,532)            -        (2,427,241)
Transfers                             -         (41,027)             -         161,149             -           120,122
Net loss                          8,459       1,282,708         99,639       4,505,248       301,785         6,197,841
                               ----------------------------------------------------------------------------------------
Investors' interest at
March 31, 2003                 $116,413     $30,419,746     $1,766,307    $ 98,442,325    $6,472,357      $137,217,150
                               ========================================================================================
Shares at December 31, 2002    1,567.81      294,432.67      16,888.48      918,690.21     74,838.99      1,306,418.16
Subscriptions                         -       16,450.82              -       51,114.85      1,168.47         68,734.14
Redemptions                     (526.06)      (1,467.57)     (1,350.56)     (19,616.31)            -        (22,960.50)
Transfers                             -         (435.88)             -        1,402.21             -            966.33
                               ----------------------------------------------------------------------------------------
Shares at March 31, 2003        1041.75      308,980.04      15,537.92      951,590.96     76,007.46      1,353,158.13
                               ========================================================================================
Net asset value per share:
March 31, 2003                  $111.75          $98.45        $113.67         $103.45        $85.15
                               =====================================================================


                               Unleveraged Series
                               ----------------------------------------------------------------------------------------------------
                                                                                                                Total
                                                                                                                Investors'
                                                                                              Total             Interest
                               Class A-1      Class A        Class B-1       Class B          Unleveraged       ($100 Par
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
                               ===========================================================


See Notes to Financial Statements



MLM Index Fund
Notes to Unaudited Interim Financial Statements as of March 31, 2004


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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of short term money market investments and deposits in money market mutual funds, which are carried at net asset vaue per share. At March 31, 2004 and December 31, 2003, the Fund had approximately $34,011,000 and $82,034,000, respectively, in overnight funds with one major domestic bank and $275,052,942 and $169,598,184 at March 31, 2004 and December 31, 2003 invested in money market securities, respectively.

MLM Index Fund
Notes to Financial Statements (continued)

1. Significant Accounting Policies (continued)

Valuation of Trading Positions

The Fund's trading positions are valued at market value, and included in amounts due from broker. Market value is principally based on listed market prices or broker or dealer price quotations. The resulting change in unrealized profit or loss is reflected in trading results for the period.


Income Taxes

The Unleveraged Series and the Leveraged Series each will be classified for federal income tax purposes as a separate partnership. Interest Holders of a Series will reflect their proportionate share of realized profit or loss on their separate tax returns. Accordingly, no provisions for income taxes are required for the Series.

2. Investors' Interest

The Fund is comprised of two series: the Unleveraged Series, which attempts to replicate the MLM Index without leverage, and the Leveraged Series, which trades the MLM Index at three times leverage. Prior to June 2002, each Series had four classes of shares: Class A-1, Class A (formerly Class A-2), Class B-1, and Class B (formerly Class B-2). In June 2002, an additional class of shares, Class C, was offered under the Leveraged Series. Class A-1 and Class B-1 Interests are no longer offered. Class A, Class B and Class C Interests are sold by authorized selling agents appointed by Mount Lucas Management Corporation (the "Manager") to accredited investors at a price equal to such Class' net asset value. Interests may be redeemed at net asset value as of the last day of any month upon at least ten business days written notice to the Manager.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor's capital account as of the beginning of each month.

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

MLM Index Fund
Notes to Financial Statements (continued)

2. Investors' Interest (continued)

The Class A Interests of the Unleveraged and Leveraged Series are subject to a sales commission of up to 4% of the subscription amount, payable to the selling agent from the investor's investment for each series. The amount of the sales commission will be determined by the selling agent.

As of March 31, 2004, the Manager of the Fund had contributed $1,000 to each Series of the Fund.

3. Margin Requirements

The Fund had margin requirements of approximately $35,244,109 and $29,980,779 at March 31, 2004 and December 31, 2003, respectively, which were satisfied by net unrealized profits and cash at the brokers.

4. Management Fee, Administrative Services and Other Transactions

The Fund pays the Manager a management fee as a percentage of net assets, as of the first day of each month at the annualized rates of 1.65% for Class A-1, 2.8% for Class A, 0.65% for Class B-1, 1.3% for Class B and 2.05% for Class C for the Leveraged Series and 1.25% for Class A-1, 1.5% for Class A, 0.25% for Class B-1 and 0.5% for Class B for the Unleveraged Series.

The Fund pays the Manager a brokerage fee as a percentage of net assets, as of the first day of each month at the annualized rates of 1.35% for Class A-1, 1.85% for Class A, 1.35% for Class B-1, 1.85% for Class B and 1.85% for Class C for the Leveraged Series and 0.65% for Class A-1, 0.85% for Class A, 0.65% for Class B-1 and 0.85% for Class B for the Unleveraged Series.

The Fund pays its legal, accounting, auditing and other operating expenses and fees. The Manager will reimburse any Series for these expenses to the extent that they exceed 0.5% of the average net assets of such Series of the Fund in any calendar year. There were no reimbursements for the three months ended March 31, 2004 and for the year ended December 31, 2003.

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

                    Fair Value at
                    March 31, 2004                December 31, 2003
                    ---------------------------------------------------------
                    Assets        Liabilities     Assets         Liabilities
                    ---------------------------------------------------------

Commodity Futures   $26,406,960    $3,931,310      $22,408,591    $3,319,147
Financial Futures     4,317,563       974,533        4,805,917             0
                    ---------------------------------------------------------
                    $30,724,523    $4,905,843      $27,214,508    $3,319,147
                    =========================================================


MLM Index Fund
Notes to Financial Statements (continued)

6.  Financial Highlights for the three months ended March 31, 2004 and March 31,2003

Three months ended March 31, 2004

The following represents the per share operating performance ratios to average investors' interest and other supplemental information for the three months ended March 31, 2004:

                                                  Leveraged Series                                 Unleveraged Series
                                                -------------------                             ----------------------
                                Class A-1  Class A   Class B-1   Class B    Class C    Class A-1  Class A    Class B-1   Class B
                                Shares     Shares    Shares      Shares     Shares     Shares     Shares     Shares      Shares
                                ----------------------------------------------------   -------------------------------------------

Per share operating
performance:
     Net asset value per
share, December 31, 2003        $107.62     $94.98     $112.71     $100.98    $82.66    $110.60   $106.87    $116.55     $112.24
Income from investment
operations:
     Net investment (loss)        (0.51)     (0.61)      (0.09)      (0.26)    (0.38)     (0.30)    (0.36)     (0.02)      (0.09)
     Net realized and
unrealized gain
on Investment transactions        23.04      20.18       24.16       21.52     17.59       7.86      7.54       8.33        7.94
                                -----------------------------------------------------  -------------------------------------------
     Total from
investment operations             22.53      19.57       24.07       21.26     17.21       7.56      7.18       8.31        7.85
                                -----------------------------------------------------  -------------------------------------------
     Net asset value
per share, March 31, 2004       $130.16     $114.55    $136.78     $122.24    $99.87    $118.17   $114.05    $124.86     $120.09
                                =====================================================  ===========================================
Total Return:                     20.94%      20.60%     21.36%      21.05%    20.83%      6.84%     6.72%      7.12%       6.99%

Ratio to Average
Net Assets:
     Net investment (loss)        (0.45%)     (0.62%)    (0.08%)     (0.24%)   (0.43%)    (0.26%)   (0.33%)    (0.01%)     (0.08%)
     Expenses                     (0.71%)     (0.87%)    (0.33%)     (0.50%)   (0.68%)    (0.51%)   (0.57%)    (0.26%)     (0.32%)

Total return is calculated as the change in the net asset value per share for the three months ended March 31, 2004. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average investors'
interest, respectively, for each class, for the three months ended March 31, 2004.  The total return and ratios for an individual investor may vary based on the timing of capital transactions.  The financial highlights presented above are not annualized.


Three months ended March 31, 2003

The following represents the per share operating performance ratios to average investors' interest and other supplemental information for the three months ended March 31, 2003:

                                                  Leveraged Series                                 Unleveraged Series
                                                -------------------                             ----------------------
                                Class A-1  Class A   Class B-1   Class B    Class C    Class A-1  Class A    Class B-1   Class B
                                Shares     Shares    Shares      Shares     Shares     Shares     Shares     Shares      Shares
                                ----------------------------------------------------   -------------------------------------------

Per share operating
performance:
     Net asset value per
share, December 31, 2002        $106.35     $93.97     $107.78     $ 98.37    $81.12    $109.99   $106.46    $114.37     $110.57
Income from investment
operations:
     Net investment income (loss) (0.39)     (0.52)       0.06      (0.15)    (0.28)     (0.16)    (0.22)       0.13        0.05
     Net realized and
unrealized gain
on Investment transactions         5.79       5.00        5.83        5.23      4.31       2.14      2.02       2.22        2.09
                                -----------------------------------------------------  -------------------------------------------
     Total from
investment operations              5.40       4.48        5.89        5.08      4.03       1.98      1.80       2.35        2.14
                                -----------------------------------------------------  -------------------------------------------
     Net asset value
per share, March 31, 2003       $111.75     $98.45     $113.67     $103.45    $85.15    $111.97   $108.26    $116.72     $112.71
                                =====================================================  ===========================================
Total Return:                      5.07%      4.77%       5.47%       5.17%     4.97%      1.80%     1.69%      2.06%       1.94%

Ratio to Average
Net Assets:
     Net investment income (loss) (0.35%)    (0.51%)      0.05%      (0.14%)   (0.32%)    (0.13%)   (0.20%)     0.12%       0.05%
     Expenses                     (0.66%)    (0.82%)     (0.28%)     (0.45%)   (0.63%)    (0.44%)   (0.50%)    (0.19%)     (0.25%)

Total return is calculated as the change in the net asset value per share for the three months ended March 31, 2003. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average investors'
interest, respectively, for each class, for the three months ended March 31, 2003.  The total return and ratios for an individual investor may vary based on the timing of capital transactions.  The financial highlights presented above are not annualized.



Item 2. Management's Discussion and Analysis of Financial Condition and the Results of Operations.

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


     Mount Lucas Management Corporation, a Delaware corporation, acts as the manager and trading advisor of the Fund. The Manager was formed in 1986 to act as an investment manager. As part of a planned merger in October 1999, the Manager combined operations with Mount Lucas Index Management Corporation (the former manager of the Fund), CA Partners, Inc. and Little Brook Corporation of New Jersey. The purpose of the merger was to streamline and consolidate the operations of the affiliated entities. As of April 30, 2004, the Manager had approximately $1.26 billion of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.


     The Fund and the Manager maintain their principal business office at 47 Hulfish Street, Suite 510, Princeton, New Jersey 08542 and their telephone number is (609) 924-8868.

Summary of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Fund's significant accounting policies are described in detail in Note 1 of the Notes to Financial Statements included in the filing of Form 10-K.

The Fund's trading positions are valued at market value, and included in amounts due from broker. Market value is principally based on listed market prices or broker or dealer price quotations. The resulting change in unrealized profit or loss is reflected in trading results for the period.

Results of Operations

         As of 3/31/2004, the Fund had assets of $353,983,506 compared with assets of $280,812,656 at 12/31/2003. Liabilities of the Fund totaled $5,616,355 compared with $3,217,498 as of 12/31/2003 for the previous fiscal year. In general, changes in the net assets of the Fund are the result of subscriptions and redemptions to the Fund, and the net income from operations, including the results from futures trading, interest income, and fees and expenses. For the three-month period ending 3/31/2004, subscriptions to the Fund totaled $38,168,909 and redemptions totaled $9,171,218. During the three-month period ending 3/31/2004, the Fund had a net gain of $43,497,808 compared with a net gain of $8,721,214 for the same period in 2003. During the three months ended 3/31/2004, the Fund had net income of $41,774,305. In comparison, during the three months ended 3/31/2003, the Fund had net income of $7,616,582. During both periods, expenses increased. All expenses of the Fund are based on a percentage of net assets, and therefore increase as the net assets of the Fund increase.

       The gain and loss in the three month periods are directly related to the performance of the MLM Index(TM), which the Fund is designed to replicate. During the three months ending 3/31/2003, the MLM Index(TM) performance of 2.55% was lower than the 7.27% recorded in the period ending 3/31/2004. The components of the return of the MLM Index(TM) are the capital gains earned from the changes in futures market prices, and the interest income earned on cash balances. The interest earned on the Fund's assets declined as a result of a decline in short term interest rates. The Fund had net capital gains that resulted directly from its replication of the MLM Index(TM), net of the expenses of the Fund. In general, the MLM Index(TM) requires substantial long-term trends in futures prices in order to be profitable. During the three months ended 3/31/2004, a majority of the markets exhibited strong trends, which are conducive to profitability. Profitable sectors included currencies, energy, financials, grains, meats and metals. Losses in soft commodities offset some of those gains. Energy, metals and grain prices rose in response to demand from China. The growing economy in the country is changing the balance sheets for many commodity markets as it moves from being a net importer to a net exporter. Significant risks to the fund exists should the growth in China change abruptly. Finally, as assets increase, the same percentage net gain (loss) in the MLM Index(TM) will increase the dollar net gain (loss) of the Fund. Gains and losses in the Fund will also be affected by the distribution of the assets between the Unleveraged and Leveraged series of the Fund, which is entirely determined by the investors.


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

Financial Instruments with Off-Balance Sheet Risk

Market risk is the potential change in the value of the instruments traded by the Fund due to market changes, including interest and foreign exchange rate movements and fluctuations in futures prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The financial instruments traded by the Fund contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures contracts underlying the financial instruments or the Fund's satisfaction of the obligations may exceed the amount recognized in the statements of financial condition.

Guarantees

In the normal course of business, the Fund has entered into contracts that provide a variety of indemnifications. Such contracts include those with the Fund's Administrator, and clearing brokers. Any exposure to the Fund under these arrangements would involve future claims that may be made against the Fund. The Fund's maximum exposure under these arrangements is unknown. No such claims have occurred, nor are they expected to occur and the Fund expects the risk of loss to be remote.

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

        The VAR of the Fund is calculated as follows: The standard deviation of daily returns of the MLM Index is estimated to be 0.48%. However, it is well known that standard deviation underestimates the magnitude of possible changes, certainly in a portfolio with a relatively small number of instruments. The VAR calculation uses the standard deviation of returns of the MLM Index over the last 10 years, multiplied by 2.35 for the normal 99% confidence interval and by 1.5 to account for the statistical nature of the distribution. Given that, management estimates that the Fund as a whole could reasonably expect to lose $12,778,488 on a daily basis, and $51,113,953 on a monthly basis, assuming 3/31/2004 asset levels. It is important to note that this calculation is only an estimate. Furthermore, the Manager does not use the VAR calculation in its trading operations. The purpose of the Fund is to replicate the MLM Index, thus the Manager has a very limited mandate and does not adjust trading away from the MLM Index based on the then current market environment.

Item 4.  Controls and Procedures

         The President and the Chief Operating Officer of the Manager evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures,which are designed to insure that the Trust's records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that, as of March 31, 2004, the Trust's disclosure controls are effective. There has been no significant changes in the Trust's internal control over financial reporting in the quarter ended Marach 31, 2004 that has materially affected or is reasonably likey to materially affect the Trust's control over financial reporting.

                            Part II. OTHER INFORMATION

       Item 1.  Legal Proceedings.

       The Manager is not aware of any proceedings threatened or pending against the Fund and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Fund.

       Item 2.  Changes in Securities and Use of Proceeds.

                                     Leveraged Series

                            Class A-1      Class A      Class B-1       Class B      Class C
Jan-04 Subscriptions $             $0     $1,463,599            0    $3,508,799           $0
       Subscriptions Units          0         15,059            0        33,917            0
       # of Purchasers              0             19            0            55            0
       Unit Price                             $97.19            0       $103.45

Feb-04 Subscriptions $             $0       $686,007           $0    $6,959,431           $0
       Subscriptions Units          0          6,358            0        60,518            0
       # of Purchasers              0             17            0            82            0
       Unit Price                            $107.90                    $115.00

Mar-04 Subscriptions $              0     $2,100,607           $0    $7,489,381           $0
       Subscriptions Units          0         18,338            0        61,269            0
       # of Purchasers              0             43            0           113            0
       Unit Price                            $114.55                    $122.24

                       Unleveraged Series

                            Class A-1      Class A    Class B-1       Class B
Jan-04 Subscriptions $             $0     $887,650           $0      $1,882,500
       Subscriptions Units          0        8,246            0          16,636
       # of Purchasers              0            5            0              39
       Unit Price                          $107.65                      $113.16

Feb-04 Subscriptions $             $0     $391,563           $0      $1,754,257
       Subscriptions Units          0        3,509            0          14,942
       # of Purchasers              0            9            0              36
       Unit Price                          $111.59                      $117.40

Mar-04 Subscriptions $             $0    $1,195,532          $0      $9,849,583
       Subscriptions Units          0        10,482           0          82,020
       # of Purchasers              0            21           0              79
       Unit Price                           $114.05                     $120.09


The purchasers represented they were Accredited Investors under Regulation D.


       Item 3.  Defaults Upon Senior Securities.

                None.

       Item 4.  Submission of Matters to a Vote of Security Holders.

                None.

       Items 5. Other Information.

                None.

       Item 6.  Exhibits and Reports on Form 8-K.

                (a)  Exhibits

                31.1  Rule 13a-14(a)/15d - 14(a) Certification.

                31.2  Rule 13a-14(a)/15d - 14(a) Certification.

                32.1  Section 1350 Certification.

                32.2  Section 1350 Certification.

                (b)  Reports on Form 8-K

                The Fund did not file any reports on Form 8-K during the three months ended 3/31/04.

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




Date: May 14, 2004