Form 10-Q
period 2004-06-30
MLM INDEX FUND
filed 2004-08-17
CIK 1075058

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d)of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2004,

or

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

Yes X No
----- -----

MLM Index Fund
Index to FORM 10Q
June 30, 2004

Contents

PART I - FINANCIAL INFORMATION

Page
Number
Item 1 Financial Statements:

Interim Statements of Financial Condition as of June 30,
2004 (unaudited) and December 31, 2003(audited)                    3

Interim Condensed Schedule of Investments as of June 30,
2004 (unaudited) and December 31, 2003(audited)                    4

Unaudited Interim Statements of Operations For the Three
Months Ended June 30, 2004 and 2003 and for the Six Months
Ended June 30, 2004 and 2003                             5

Unaudited Interim Statement of Changes in Investors’ Interest
for the Six Months Ended June 30, 2004 and 2003                    6

Notes to Unaudited Interim Financial Statements as of June 30, 2004         8

Item 2 Management's Discussion and Analysis of Financial Condition         15
and Results of Operations

Item 3 Quantitative and Qualitative Disclosures of Market Risk           17

Item 4 Controls and Procedures                              17

PART II - OTHER INFORMATION

Item 1 Legal Proceedings                                 18

Item 2 Changes in Securities and Use of Proceeds                   18
Item 3 Defaults Upon Senior Securities                         19

Item 4 Submission of Matters to a Vote of Security Holders             19

Item 5 Other Information                                 19
Item 6 Exhibits and Reports on Form 8-K                         19

MLM Index Fund
INTERIM STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2004 (Unaudited) AND DECEMBER 31, 2003 (Audited)

	June 30, 2004	December 31, 2003

Assets

Cash and cash equivalents	$294,729,664	$254,185,997

Due from broker	38,783,717	26,593,584

Interest receivable	265,585	33,075

Total assets	$333,778,966	$280,812,656

Liabilities and investors' interest

Redemptions payable	$6,871,604	$2,478,744

Brokerage commissions payable	399,497	303,795

Management fee payable	438,967	318,664

Accrued expenses	34,051	116,295

Total liabilities	7,744,119	3,217,498

Investors' interest	326,034,847	277,595,158

Total liabilities and investors' interest	$333,778,966	$280,812,656

See Notes to Financial Statements

MLM Index Fund
INTERIM CONDENSED SCHEDULES OF INVESTMENTS

JUNE 30, 2004 (Unaudited)

		Unrealized
	Number of	Appreciation	Percentage of
Security Description	Contracts	(Depreciation)	Investors' Interest

Futures

Long Futures Contracts

Financial	1,311	$(45,685)	(0.01)%

Commodity	14,124	(5,444,470)	(1.67)%

		(5,490,155)	(1.68)%

Short Futures Contracts

Financial	766	$(220,281)	(0.07)%

Commodity	4,586	5,902,839	1.81%

		5,682,558	1.74%

Net unrealized appreciation on
futures contracts		$192,403	0.06%

DECEMBER 31, 2003 (Audited)
		Unrealized
	Number of	Appreciation	Percentage of
Security Description	Contracts	(Depreciation)	Investors' Interest
Futures

Long Futures Contracts

Financial	2,041	$4,805,917	1.73%

Commodity	12,151	17,659,479	6.36%

		22,465,396	8.09%

Short Futures Contracts

Commodity	4,603	1,429,965	0.52%

Net unrealized appreciation on
futures contracts		$23,895,361	8.61%

See Notes to Financial Statements

MLM Index Fund
UNAUDITED INTERIM STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2004	For the three months ended June 30, 2003	For the six months ended June 30, 2004	For the six months ended June 30, 2003
Investment income
Interest	$821,209	$612,800	$1,547,323	$1,281,910

Expenses
Brokerage commissions	1,220,900	802,026	2,254,519	1,604,933
Management fee	1,041,975	708,048	1,927,865	1,412,137
Operating expenses	565,052	468,774	1,135,161	735,521

Total expenses	2,827,927	1,978,848	5,317,545	3,752,591

Net investment loss	(2,006,718)	(1,366,048)	(3,770,222)	(2,470,681)

Realized and unrealized gain (loss) on investments
Net realized gain (loss)	(18,626,671)	(14,229,267)	22,928,522	13,496,728
Net change in unrealized appreciation (depreciation) on investments	(25,665,939)	6,612,892	(23,683,324)	(12,391,889)

Net realized and unrealized gain (loss) on investments	(44,292,610)	(7,616,375)	(754,802)	1,104,839

Net loss	$(46,299,328)	$ (8,982,423)	$(4,525,024)	$(1,365,842)

See Notes to Financial Statements

MLM Index Fund
UNAUDITED INTERIM STATEMENT OF CHANGES IN INVESTORS’ INTEREST
FOR THE SIX MONTHS ENDED JUNE 30, 2004

Leveraged Series
						Total
	Class A-1	Class A	Class B-1	Class B	Class C	Leveraged
	Shares	Shares	Shares	Shares	Shares	Series

Investors' interest at
December 31, 2003	$112,117	$31,010,253	$1,678,368	$110,464,301	$8,933,897	$152,198,936

Subscriptions	-	8,494,429	-	32,761,202	-	41,255,631

Redemptions	-	(2,684,179)	(4,349)	(9,042,255)	(1,000,000)	(12,730,783)

Transfers	-	(113,625)	-	2,139,567	-	2,025,942

Net (loss) income	(349)	(830,877)	7,245	(3,223,610)	(45,648)	(4,093,239)

Investors' interest at
June 30, 2004	$111,768	$35,876,001	$1,681,264	$133,099,205	7,888,249	$178,656,487

Shares at December 31, 2003	1,041.75	326,477.19	14,890.59	1,093,941.49	108,085.69	1,544,436.71

Subscriptions	-	81,515.61	-	291,553.07	-	373,068.68

Redemptions	-	(25,708.43)	(35.37)	(85,433.39)	(12,160.51)	(123,337.70)

Transfers	-	(1,204.17)	-	19,823.81	-	18,619.64

Shares at June 30, 2004	1,041.75	381,080.20	14,855.22	1,319,884.98	95,925.18	1,812,787.33

Net asset value per share:

June 30, 2004	$107.29	$94.14	$113.18	$100.84	$82.23

Unleveraged Series
					Total	Total
	Class A-1	Class A	Class B-1	Class B	Unleveraged ($100 Par Value/Share )	Investors' Interest
	Shares	Shares	Shares	Shares	Series

Investors' interest at
December 31, 2003	$652,400	$17,751,361	$1,256,307	$105,736,154	$125,396,222	$277,595,158

Subscriptions	-	6,807,639	-	23,489,067	30,296,706	71,552,337

Redemptions	-	(1,011,039)	(296)	(4,845,506)	(5,856,841)	(18,587,624)

Transfers	-	(710,764)	-	(1,315,178)	(2,025,942)	-

Net (loss) income	885	(152,482)	8,215	(288,403)	(431,785)	(4,525,024)

Investors' interest at
June 30, 2004	$653,285	$22,684,715	$1,264,226	$122,776,134	$147,378,360	$326,034,847

Shares at December 31, 2003	5,898.64	166,108.28	10,778.97	942,036.11	1,124,822.00	2,669,258.71

Subscriptions	-	62,117.96	-	200,646.80	262,764.76	635,833.44

Redemptions	-	(9,257.67)	(2.46)	(41,932.17)	(51,192.30)	(174,530.00)

Transfers	-	(6,506.69)	-	(11,389.29)	(17,895.98)	723.66

Shares at June 30, 2004	5,898.64	212,468.88	10,776.51	1,089,361.45	1,318,498.48	3,131,285.81

Net asset value per share:

June 30, 2004	$110.75	$106.77	$117.31	$112.70

See Notes to Financial Statements

MLM Index Fund
UNAUDITED INTERIM STATEMENT OF CHANGES IN INVESTORS' INTEREST
FOR THE SIX MONTHS ENDED JUNE 30, 2003

	Leveraged Series						Unleveraged Series

	Class A-1 Shares	Class A Shares	Class B-1 Shares	Class B Shares	Class C Shares	Total Leveraged Series	Class A-1 Shares	Class A Shares	Class B-1 Shares	Class B Shares	Total Unleveraged Series	Total Investors’ Interest ($100 Par Value/Share)

Investors’ interest at December 31, 2002	$166,740	$27,666,865	$1,820,270	$90,368,012	$6,071,072	$126,092,959	$800,249	$13,253,585	$1,233,316	$62,614,304	$77,901,454	$203,994,413
Subscriptions	–	3,807,499	–	13,030,130	99,500	16,937,129	–	3,830,306	–	12,767,755	16,598,061	33,535,190
Redemptions	(58,786)	(1,456,537)	(155,611)	(5,937,476)	-	(7,608,410)	(153,541)	(605,389)	(290)	(7,625,223)	(8,384,443)	(15,992,853)
Transfers	–	(387,657)	–	653,067	-	265,410		(23,880)	–	(241,530)	(265,410)	–
Net (loss) income	2,128	(467,007)	9,902	(831,266)	(56,519)	(1,342,762)	1,836	(90,600)	5,746	59,938	(23,080)	(1,365,842)

Investors’ interest at June 30, 2003	$110,082	$29,163,163	$1,674,561	$97,282,467	$6,114,053	$134,344,326	$648,544	$16,364,022	$1,238,772	$67,575,244	$88,826,582	$220,170,908

Shares at December 31, 2002	1,567.81	294,432.67	16,888.48	918,690.21	74,838.99	1,306,418.16	7,275.76	124,491.78	10,783.92	566,291.85	708,843.31	2,015,261.47
Subscriptions	–	39,085.35	–	126,962.85	1,168.47	167,216.67	–	35,457.19	–	113,366.20	148,823.39	316,040.06
Redemptions	(526.06)	(15,358.86)	(1,368,81)	(58,290.07)	–	(75,543.80)	(1,377.12)	(5,622.92)	(2.48)	(67,843.58)	(74,846.10)	(150,389.90)
Transfers	–	(4,053.40)	–	6,314.14	-	2,260.74	–	(214.71)	–	(2,115.64)	(2,330.35)	(69.61)

Shares at June 30, 2003	1041.75	314,105.76	15,519,67	993,677.13	76,007.46	1,400,351.77	5,898.64	154,111.34	10,781.44	609,698.83	780,490.25	2,180,842.02

Net asset value per share:
June 30, 2003	$105.67	$92.85	$107.90	$97.90	$80.44		$109.95	$106.18	$114.90	$110.83

See Notes to Financial Statements

MLM Index Fund
Notes to Unaudited Interim Financial Statements
as of June 30, 2004

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

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make
estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent;
however, actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of short term money market investments and deposits in money market mutual funds, which are carried at net asset value per share. At June 30, 2004 and December 31, 2003, the
Fund had approximately $23,805,000 and $82,034,000, respectively, in overnight funds with one major domestic bank and $268,601,859 and $169,598,184 at June
30, 2004 and December 31, 2003 invested in money market securities, respectively.

MLM Index Fund
Notes to Financial Statements (continued)

1. Significant Accounting Policies (continued)

Due from Broker

The Fund’s trading activities utilize one broker located in the United States. Due from broker represents cash balances held, unrealized profit or loss on futures contracts and amounts receivable or payable for transactions not settled at June 30, 2004 and December 31, 2003.

Valuation of Trading Positions

The Fund's trading positions are valued at market value, and are included in amounts due from broker. Market value is principally based on listed market prices or broker or dealer price quotations. The resulting change in unrealized profit or loss is reflected in trading results for the period.

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

As of June 30, 2004, the Manager of the Fund had contributed $1,000 to each
Series of the Fund.

3. Margin Requirements

The Fund had margin requirements of approximately $35,507,416 and $29,980,779 at June 30, 2004 and December 31, 2003, respectively, which were satisfied by net unrealized profits and cash at the brokers.

4. Management Fee, Administrative Services and Other Transactions

Fees and Expenses

Set forth below is a table which sets forth the basic fees that the each of the Series and Classes is subject to.

	Brokerage	Management
		Fee

Unleveraged, Class A-1.65%		1.25%

Unleveraged, Class A	.85%	1.5%

Unleveraged, Class B-1	..65%	0.25%

Unleveraged, Class B	.85%	0.5%

Unleveraged, Class C	.85%	1.0%

Leveraged, Class A-1	1.35%	1.65%

Leveraged, Class A	1.85%	2.8%

Leveraged, Class B-1	1.35%	0.65%

Leveraged, Class B	1.85%	1.3%

Leveraged, Class C	1.85%	2.05%

The Fund pays its legal, accounting, auditing and other operating expenses and fees.  The manager will reimburse any Series for these expenses to the extent that they exceed 0.5% of the average net assets of such Series of the Fund in any calendar year.  There were no reimbursements for the six months ended June 30, 2004 and for the year ended December 31, 2003.


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

	Fair Value at
	June 30, 2004		December 31, 2003

	Assets	Liabilities	Assets	Liabilities

Commodity Futures	$11,233,215	$10,781,646	$22,408,591	$3,319,147

Financial Futures	82,475	128,160	4,805,917

	$11,315,690	$10,909,806	$27,214,508	$3,319,147

MLM Index Fund
Notes to Financial Statements (continued)

6. Financial Highlights for the six months ended June 30, 2004 and June 30, 2003

Six months ended June 30, 2004

The following represents the per share operating performance ratios to average limited investors' interest and other supplemental information for the six months ended June 30, 2004:

	Leveraged Series					Unleveraged Series

	Class A-1	Class A	Class B-1	Class B	Class C	Class A-1	Class A	Class B-1	Class B
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating
performance:
Net asset value per
share, December 31, 2003	$107.63	$94.98	$112.71	$100.98	$82.66	$110.60	$106.87	$116.55	$112.24

Income from investment
operations:
Net investment
income (loss)	(1.06)	(0.46)	(0.18)	(0.03)	(0.77)	(0.58)	(0.08)	0.06	0.24

Net realized and
unrealized gain
on investment transactions	0.72	(0.38)	0.64	(0.11)	0.35	0.73	(0.02)	0.70	0.22

Total from
investment operations	(0.34)	(0.84)	0.46	(0.14)	(0.42)	0.15	(0.10)	0.76	0.46

Net asset value
per share, June 30, 2004	$107.29	$94.14	$113.17	$100.84	$82.24	$110.75	$106.77	$117.31	$112.70

Total Return:	(0.31%)	(0.89%)	0.41%	(0.14%)	(0.51%)	0.14%	(0.09%)	0.65%	0.41%

Ratio to Average
Net Assets:
Net investment
income (loss)	(0.47%)	(0.67%)	(0.08%)	(0.27%)	(0.44%)	(0.25%)	(0.33%)	0.06%	0.06%)

Expenses	(0.72%)	(0.92%)	(0.33%)	(0.52%)	(0.69%)	(0.50%)	(0.59%)	(0.24%)	(0.32%)

Total return is calculated as the change in the net asset value per share for the six months ending June 30, 2004. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average net assets, respectively, for each class, for the six months ended June 30, 2004.

Six months ended June 30, 2003

The following represents the per share operating performance ratios to average limited investors' interest and other supplemental information for the six months ended June 30, 2003:

	Leveraged Series					Unleveraged Series
	Class A-1 Shares	Class A Shares	Class B-1 Shares	Class B Shares	Class C Shares	Class A-1 Shares	Class A Shares	Class B-1 Shares	Class B Shares

Per share operating performance:
Net asset value per share, December 31, 2002	$106.35	$93.97	$107.78	$98.37	$81.12	$109.99	$106.46	$114.37	$110.57
Income from investment operations:
Net investment income (loss)	(0.80)	(1.12)	(0.02)	(0.40)	(0.65)	(0.44)	(0.56)	0.14	(0.02)
Net realized and unrealized gain (loss) on Investment transactions	0.12	0.00	0.14	(0.07)	(0.03)	0.40	0.28	0.39	0.28

Total from investment operations	(0.68)	(1.12)	0.12	(0.47)	(0.68)	(0.04)	(0.28)	0.53	0.26

Net asset value per share, June 30, 2003	$105.67	$92.85	$107.90	$97.90	$80.44	$109.95	$106.18	$114.90	$110.83

Total Return:	(.64%)	(1.19%)	.11%	(0.47%)	(0.84%)	(0.04%)	(0.26%)	0.47%	0.24%

Ratio to Average Net Assets:
Net investment income (loss)	(0.06%)	(0.20%)	(0.01%)	(0.07%)	(0.14%)	(0.08%)	(0.11%)	0.00%	(0.02%)
Expenses	(0.18%)	(0.29%)	(0.10%)	(0.16%)	(0.23%)	(0.17%)	(0.20%)	(0.09%)	(0.11%)

Total return is calculated as the change in the net asset value per share for the six months ending June 30, 2003. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average net assets, respectively, for each class, for the six months ended June 30, 2003.

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

Mount Lucas Management Corporation, a Delaware corporation, acts as the manager and trading advisor of the Fund. The Manager was formed in 1986 to act as an investment manager. As part of a planned merger in October 1999, the
Manager combined operations with Mount Lucas Index Management Corporation (the former manager of the Fund), CA Partners, Inc. and Little Brook Corporation of
New Jersey. The purpose of the merger was to streamline and consolidate the operations of the affiliated entities. As of July 31, 2004, the Manager had approximately $1.356 billion of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the
Commodity Futures Trading Commission (the "CFTC") and a member of the National
Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

The Fund and the Manager maintain their principal business office at 47
Hulfish Street, Suite 510, Princeton, New Jersey 08542 and their telephone number is (609) 924-8868.

Summary of Critical Accounting Policies

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make
estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent;
however, actual results could differ from those estimates. The Fund's significant accounting policies are described in detail in Note 1 of the Notes to Financial Statements in the filing of the Form 10-K.

The Fund's trading positions are valued at market value, and are included in amounts due from broker. Market value is principally based on listed market prices or broker or dealer price quotations. The resulting change in unrealized profit or loss is reflected in trading results for the period.

Results of Operations

As of 6/30/2004, the Fund had assets of $326,034,801 compared with assets of $277,595,155 at 12/31/2003. Liabilities of the Fund totaled
$7,744,119 compared with $3,217,498 as of 12/31/03. In
general, changes in the net assets of the Fund are the result of subscriptions and redemptions to the Fund, and the net income from operations, including the results from futures trading, interest income, and fees and expenses. For the six-month period ending 6/30/2004, subscriptions to the Fund totaled $71,552,337 and redemptions totaled
($18,587,624). During the three-month period ending 6/30/2004, the Fund had a net loss of ($46,299,328) compared with a net loss of ($8,982,423) for the same period in 2003. During the six months ended 6/30/2004, the Fund had net loss of ($4,525,024). In comparison, during the six months ended
6/30/2003, the Fund had net loss of ($1,365,842). During both periods, expenses increased. All expenses of the Fund are based on a percentage of net assets, and therefore increase as the net assets of the Fund increase.

The performance of the Fund during the three and six month periods ending 6/30/2004 is directly related to the performance of the MLM Index, which the Fund is designed to replicate. For the six months ending 6/30/2004, the MLM index was up 1.25%, just slightly below the 1.30% return for the Index during the six months ending 6/30/2003. For the three months ending 6/30/2004, the MLM Index performance was substantially below the same period in the 2003, -5.61% vs, -1.23%. MLM Index performance depends on the market sector performance, which varies considerably through time. During the six month period ending 6/30/2004, the Index had positive performance in the energy and livestock markets, negative performance in the Softs markets, which includes coffee, sugar and cotton, and relatively flat performance in other sectors. Rising oil prices drove energy performance and long positions in the MLM Index captured that positive change. Gains in the livestock markets, which includes just one market, live cattle, were driven by rising prices motivated by expanding demand for meat under relatively tight supply. The Grain markets contributed substantial volatility to MLM Index performance, running up in the first quarter and collapsing in the second quarter. Slowing demand for grains in China, as well as improved weather conditions in the US contributed to the second quarter decline. The MLM Index uses a very gradual approach to position changes and will struggle to capture profits in such volatile periods. Performance in the Soft markets has been difficult for some time, as this sector performed poorly in the six months ending 6/30/2003 as well. Coffee in particular has contributed substantial losses to the Fund, as the price has been bouncing around low levels. As stated above, the MLM Index requires long sustained trends to be profitable, and such activity as exhibited in the coffee market will not be profitable. Interest earned on the Funds account edged up marginally with rising short term interest rates. The dollar gains and losses in the Fund will be determined by the results of the MLM Index, the manager’s ability to replicate the Index, the changes to the Fund and the distribution of the assets of the Fund between the Unleveraged and Leveraged series of the Fund. Distribution of the assets between the series is determined entirely by the investors.

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

The market risk, or VAR of the Fund is directly related to the composition of the MLM Index. The MLM Index consists of [25] liquid US futures markets. Each month, the position of the MLM Index can be either long or short based on a 12 month moving average rule. Since positions can be offset inside of sectors (one contract long in a particular commodity and one contract short in a related commodity), specific sector risk is less relevant than the historical risk of the MLM Index as a whole. Since the object of the Fund is to replicate the MLM Index, it is reasonable to use the historic values of that Index to estimate market risk.

The VAR of the Fund is calculated as follows:

  The manager calculates the standard deviation of the historical returns of the MLM Index over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years. Those results for the period ended 6/30/2004 are 0.43% and 1.83% respectively. It is important to note that this calculation is made on the historical data of the Index. It is not based on the actual trading of the Fund and does not include any operational risk. The standard deviation is used to measure the dispersion of the returns of the Index.
  For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability. It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude. The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution. For the purposes of this estimate, the manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100). To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution. For daily returns, this estimate is a loss of 1.51575% . For monthly returns the estimate is 6.45075%
  To ascertain a dollar loss amount for the fund, the assets of the Fund as of 6/30/2004 are multiplied by the estimate of the risk calculated in step 2 above. The risk estimate is based on the unleveraged MLM Index, so fund assets must be adjusted for the distribution of assets among the unleveraged and leveraged series of the fund, with the leveraged assets having three times the risk of the unleveraged assets. Based on the asset levels as of 6/30/2004, the manager estimates that the Fund could expect to lose $10,373,002 in any given day and $44,145,567 in any given month.

The estimate above, though reasonable, should not be taken as an assurance that losses in the Fund could not be greater than these amounts. This is simply a quantitative estimate based on the historical performance of the MLM Index. The loss that occurs with small probability may be substantially greater than the loss indicted above. Also, market conditions could change dramatically from the conditions that prevailed over the period used to calculate the estimate, affecting the realized volatility of the market. Furthermore, other factors could effect trading, such as the inability to execute orders in a particular market, due to operational or regulatory restrictions that may alter the pattern of Fund returns. Specifically, the manager advises other funds in addition to the Fund. In certain markets there is a limit to the size a position that one entity can control (speculative limits). Since positions cannot exceed speculative limits, the manager may have to allocate positions across accounts and funds, resulting in a less than complete replication of the Index. It is best to remember the fact that, as outlined in the offering for the Fund, that all the assets invested are at risk of loss.

The Manager does not use
the VAR calculation in its trading operations. The purpose of the Fund is to replicate the MLM Index, thus the Manager has a very limited mandate and does not adjust trading away from the MLM Index based on the then current market environment.

Item 4. Controls and Procedures

The President and the Chief Operating Officer of the Manager evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures, which are designed to ensure that the Trust's records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that, as of June 30, 2004, the Trust's disclosure controls are effective. There have been no significant changes in the Trust's internal control over financial reporting in the quarter ended June 30, 2004 that has materially affected or is reasonably likely to materially affect the Trust's control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Manager is not aware of any proceedings threatened or pending against the Fund and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Fund.

Item 2. Changes in Securities and Use of Proceeds.

Leveraged Series

	Class A-1	Class A	Class B-1	Class B	Class C

Apr-04 Subscriptions $	$0	$2,011,426	0	$8,689,176	$0

Subscriptions Units	0	19,070	0	77,101	0

# of Purchasers	0	19	0	87	0

Unit Price		$105.48		$112.70

May-04 Subscriptions $	$0	$1,713,664	$0	$3,444,011	$0

Subscriptions Units	0	17,176	0	32,268	0

# of Purchasers	0	23	0	67	0

Unit Price		$99.77		$106.73

Jun-04 Subscriptions $	0	$519,127	$0	$2,670,404	$0

Subscriptions Units	0	5,514	0	26 481	0

# of Purchasers	0	16	0	60	0

Unit Price		$94.14		$100.84

Unleveraged Series

	Class A-1	Class A	Class B-1	Class B

Apr-04 Subscriptions $	$0	$1,133,083	$0	$3,231,101

Subscriptions Units	0	10,210	0	27,630

# of Purchasers	0	17	0	40

Unit Price		$110.97		$116.94

May-04 Subscriptions $	$0	$1,645,787	$0	$4,033,799

Subscriptions Units	0	15,115	0	35,126

# of Purchasers	0	27	0	64

Unit Price		$108.88		$114.84

Jun-04 Subscriptions $	$0	$1,554,025	$0	$2,737,827

Subscriptions Units	0	14,555	0	24,292

# of Purchasers	0	15	0	56

Unit Price		$106.77		$112.70

The purchasers represented they were Accredited Investors under Regulation D.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Items 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 Rule 13a-14(a)/15d - 14(a) Certification.

31.2 Rule 13a-14(a)/15d - 14(a) Certification.

32.1 Section 1350 Certification.

32.2 Section 1350 Certification.

(b) Reports on Form 8-K

The Fund did not file any reports on Form 8-K
during the three months ended 6/30/04

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX FUND

By: Mount Lucas Management Corporation
Its: Manager

By: /s/ Timothy J. Rudderow
-------------------------------
Timothy J. Rudderow, President

Date: August 16, 2004

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

Date August 16, 2004

/s/ Timothy J. Rudderow
------------------------------------
President


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

Date August 16, 2004

/s/ James A. Mehling
------------------------------------------
Vice President and Chief Operating Officer

Exhibit 32.1

Section 906 Certification
-------------------------

The following statement is provided by the undersigned to accompany the Form 10-Q of the MLM Index Fund pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

The undersigned certifies that the foregoing Report on Form 10-Q fully complies with the requirements of Section 13(a) of the Securities
Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the MLM Index Fund.

August 16, 2004

/s/ Timothy J. Rudderow
-------------------------------------------
President
Mount Lucas Management Corporation,
the manager of the MLM Index Fund

Exhibit 32.2

Section 906 Certification
-------------------------

The following statement is provided by the undersigned to accompany the Form 10-Q of the MLM Index Fund pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

The undersigned certifies that the foregoing Report on Form 10-Q fully complies with the requirements of Section 13(a) of the Securities
Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the MLM Index Fund.

August 16, 2004

/s/ James A. Mehling
-------------------------------------------
Vice President and Chief Operating Officer
Mount Lucas Management Corporation,
the manager of the MLM Index Fund