Form 10-Q
period 2004-09-30
MLM INDEX FUND
filed 2004-11-16
CIK 1075058

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2004,

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ____________ to _____________

COMMISSION FILE NUMBER 0-49767

MLM INDEX™ FUND
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

MLM Index™ Fund
Index to FORM 10Q
September 30, 2004

Contents

PART I - FINANCIAL INFORMATION

MLM Index™ Fund
STATEMENTS OF FINANCIAL CONDITION
AS OF September 30, 2004 (Unaudited) AND DECEMBER 31, 2003 (Audited)

	September 30, 2004	December 31, 2003
Assets
Cash and cash equivalents	$326,337,151	$254,185,997
Due from broker	33,385,907	26,593,584
Interest receivable	354,198	33,075
Total assets	$360,077,256	$280,812,656

Liabilities and investors’ interest
Redemptions payable	$3,808,323	$2,478,744
Brokerage commissions payable	345,813	303,795
Management fee payable	402,209	318,664
Accrued expenses	205,412	116,295
Total liabilities	4,761,757	3,217,498

Investors’ interest	355,315,499	277,595,158
Total liabilities and investors’ interest	$360,077,256	$280,812,656

See Notes to Financial Statements

MLM Index™ Fund
CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2004 (Unaudited)

	Number of Contracts	Unrealized Appreciation (Depreciation)	Percentage of Investors' Interest
Security Description

Futures
Long Futures Contracts[1]
Financial	2,299	$4,067,141	1.14%
Commodity	9,070	19,536,770	5.50%
		23,603,911	6.64%

Short Futures Contracts[1]
Financial	256	232,200	0.07%
Commodity	10,645	14,135,128	3.98%
		14,367,328	4.05%
Net unrealized appreciation on
futures contracts		$37,971,239	10.69%

December 31, 2003 (Audited)

	Number of Contracts	Unrealized Appreciation (Depreciation)	Percentage of Investors' Interest
Security Description

Futures
Long Futures Contracts[1]
Financial	2,041	$4,805,917	1.73%
Commodity	12,151	17,659,479	6.36%
		22,465,396	8.09%

Short Futures Contracts[1]
Commodity	4,603	1,429,965	0.52%

Net unrealized appreciation on
futures contracts		$23,895,361	8.61%

See Notes to Financial Statements

1 All such amounts are included, net, in due from brokers on the statements of financial condition.

MLM Index™ Fund
UNAUDITED INTERIM STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2004	For the three months ended September 30, 2003	For the nine months ended September 30, 2004	For the nine months ended September 30, 2003
Investment income
Interest	$1,090,584	$519,882	$2,637,907	$1,801,793

Expenses
Brokerage commissions	1,100,604	767,176	3,355,124	2,372,109
Management fee	935,301	717,173	2,863,166	2,245,930
Operating expenses	552,987	368,397	1,688,146	943,391
Total expenses	2,588,892	1,852,746	7,890,436	5,561,430

Net investment loss	(1,498,308)	(1,332,864)	(5,268,529)	(3,759,637)

Realized and unrealized gain (loss) on investments
Net realized gain (loss)	(22,253,020)	(25,836,115)	675,502	(12,339,387)

Net change in unrealized appreciation (depreciation) on investments	37,789,242	3,147,448	14,105,918	(9,288,349)

Net realized and unrealized gain (loss) on investments	15,536,222	(22,688,667)	14,781,420	(21,627,736)

Net income (loss)	$14,037,914	$(24,021,531)	$9,512,891	$(25,387,373)

See Notes to Financial Statements

MLM Index™ Fund
UNAUDITED INTERIM STATEMENT OF CHANGES IN INVESTORS’ INTEREST
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	Leveraged Series						Unleveraged Series
	Class A-1 Shares	Class A Shares	Class B-1 Shares	Class B Shares	Class C Shares	Total Leveraged Series	Class A-1 Shares	Class A Shares	Class B-1 Shares	Class B Shares	Total Unleveraged Series	Total Investors’ Interest ($100 Par Value/Share)

Investors’ interest at December 31, 2003	$112,117	$31,010,253	$1,678,368	$110,464,301	$8,933,897	$152,198,936	$652,400	$17,751,361	$1,256,307	$105,736,154	$125,396,222	$277,595,158
Subscriptions	-	10,178,928	-	38,662,773	-	48,841,701	-	10,303,087	-	49,048,859	59,351,946	108,193,647
Redemptions	-	(5,658,332)	(106,420)	(12,988,284)	(1,000,000)	(19,753,036)	-	(1,764,943)	(403)	(18,467,815)	(20,233,161)	(39,986,197)
Transfers	-	13,530	-	1,839,784	-	1,853,314	-	(837,919)	-	(1,015,395)	(1,853,314)	-
Net income	6,156	1,031,840	92,169	4,895,700	405,254	6,431,119	15,779	440,113	40,277	2,585,603	3,081,772	9,512,891
Investors’ interest at September 30, 2004	$118,273	$36,576,219	$1,664,117	$142,874,274	$8,339,151	$189,572,034	$668,179	$25,891,699	$1,296,181	$137,887,406	$165,743,465	$355,315,499

Shares at December 31, 2003	1,041.75	326,477.19	14,890.59	1,093,941.49	108,085.69	1,544,436.71	5,898.64	166,108.28	10,778.97	942,036.11	1,124,822.00	2,669,258.70
Subscriptions	-	99,967.99	-	352,459.50	-	452,427.49	-	95,328.90	-	427,436.02	522,764.92	975,192.42
Redemptions	-	(58,389.65)	(1,047.76)	(125,111.39)	(12,160.51)	(196,709.31)	-	(16,380.71)	(3.37)	(166,350.71)	(182,734.79)	(379,444.10)
Transfers	-	147.77	-	16,402.57	-	16,550.34	-	(7,697.34)	-	(8,604.84)	(16,302.18)	248.16
Shares at September 30, 2004	1,041.75	368,203.30	13,842.83	1,337,692.17	95,925.18	1,816,705.23	5,898.64	237,359.13	10,775.60	1,194,516.58	1,448,549.95	3,265,255.18

Net asset value per share:
September, 30 2004	$113.53	$99.34	$120.22	$106.81	$86.93		$113.28	$109.08	$120.29	$115.43

See Notes to Financial Statements

MLM Index™ Fund
UNAUDITED INTERIM STATEMENT OF CHANGES IN INVESTORS’ INTEREST
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

	Leveraged Series						Unleveraged Series
	Class A-1 Shares	Class A Shares	Class B-1 Shares	Class B Shares	Class C Shares	Total Leveraged Series	Class A-1 Shares	Class A Shares	Class B-1 Shares	Class B Shares	Total Unleveraged Series	Total Investors’ Interest ($100 Par Value/Share)

Investors’ interest at December 31, 2002	$166,740	$27,666,865	$1,820,270	$90,368,012	$6,071,072	$126,092,959	$800,249	$13,253,585	$1,233,316	$62,614,304	$77,901,454	$203,994,413
Subscriptions	-	6,511,424	-	21,250,458	681,500	28,443,382	-	5,335,509	-	38,506,918	43,842,427	72,285,809
Redemptions	(58,786)	(3,882,004)	(212,432)	(11,367,704)	-	(15,520,926)	(153,541)	(1,293,076)	(430)	(10,416,462)	(11,863,509)	(27,384,435)
Transfers	-	(492,976)	-	653,664	-	160,688		80,547	-	(241,235)	(160,688)	-
Net loss	(13,770)	(4,778,466)	(226,488)	(14,883,114)	(972,588)	(20,874,426)	(31,009)	(942,356)	(54,041)	(3,485,541)	(4,512,947)	(25,387,373)
Investors’ interest at September 30, 2003	$94,184	$25,024,843	$1,381,350	$86,021,316	$5,779,984	$118,301,677	$615,699	$16,434,209	$1,178,845	$86,977,984	$105,206,737	$223,508,414

Shares at December 31, 2002	1,567.81	294,432.67	16,888.48	918,690.21	74,838.99	1,306,418.16	7,275.76	124,491.78	10,783.92	566,291.85	708,843.31	2,015,261.47
Subscriptions	-	71,951.55	-	221,708.87	9,234.41	302,894.83	-	50,277.60	-	355,324.10	405,601.70	708,496.53
Redemptions	(526.06)	(45,041.77)	(1,981.38)	(120,585.58)	-	(168,134.79)	(1,377.12)	(12,376.80)	(3.75)	(94,010.17)	(107,767.84)	(275,902.63)
Transfers	-	(5,379.68)	-	6,320.94	-	941.26	-	821.60	-	(2,112.89)	(1,291.29)	(350,03)
Shares at September 30, 2003	1041.75	315,962.77	14,907.10	1,026,134.44	84,073.40	1,442,119.46	5,898.64	163,214.18	10,780.17	825,492.89	1,005,385.88	2,447,505.34

Net asset value per share:
September 30, 2003	$90.41	$79.20	$92.66	$83.83	$68.75		$104.38	$100.69	$109.35	$105.36

See Notes to Financial Statements

MLM Index™ Fund
Notes to Unaudited Interim Financial Statements
As of September 30, 2004

1. Significant Accounting Policies

Organization and Basis of Financial Statements

MLM Index™ Fund (the “Fund”) was formed under the Business Trust Statute of the State of Delaware as a business trust in December 1997 and commenced operations on January 4, 1999. The Fund was organized for the primary purpose of seeking capital appreciation through the speculative trading of a diversified portfolio of futures contracts traded on U.S. exchanges using the MLM Index™ Trading Program, which is based upon the MLM Index™. The MLM Index™ is a benchmark of the hypothetical returns available to a futures investor. The Index is comprised of a diverse portfolio of futures markets, including both financial and tangible markets. Only highly-liquid U.S. futures markets are currently included in the MLM Index™.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term money market investments and deposits in money market mutual funds, which are carried at net asset value per share. At September 30, 2004 and December 31, 2003, the Fund had approximately $32,777,000 and $82,034,000, respectively, in overnight funds with one major domestic bank and $290,209,662 and $169,598,184 at September 30, 2004 and December 31, 2003, invested in money market investments, respectively.

MLM Index™ Fund
Notes to Financial Statements (continued)

1. Significant Accounting Policies (continued)

Due From Brokers

The Fund’s trading activities utilize one broker located in the United States. Due from brokers represents cash balances held, unrealized profit or loss on futures contracts and amounts receivable or payable for transactions not settled at September 30, 2004 and December 31, 2003.

Valuation of Trading Positions

The Fund’s trading positions are valued at market value, and are included in amounts due from broker. Market value is principally based on listed market prices or broker or dealer price quotations. The resulting change in unrealized profit or loss is reflected in trading results for the period.

Income Taxes

The Unleveraged Series and the Leveraged Series each will be classified for federal income tax purposes as separate partnerships. Interest Holders of a Series will reflect their proportionate share of realized profit or loss on their separate tax returns. Accordingly, no provisions for income taxes are required for the Series.

2. Investors’ Interest

The Fund is comprised of two series: the Unleveraged Series, which attempts to replicate the MLM Index™ without leverage, and the Leveraged Series, which trades the MLM Index™ at three times leverage. Prior to June 2002, each Series had four classes of shares: Class A-1, Class A (formerly Class A-2), Class B-1, and Class B (formerly Class B-2). In June 2002, an additional class of shares, Class C, was offered. Class A-1 and Class B-1 Interests are no longer offered. Class A, Class B and Class C Interests are sold by authorized selling agents appointed by Mount Lucas Management Corporation (the “Manager”) to accredited investors at a price equal to such Class’ net asset value. Interests may be redeemed at net asset value as of the last day of any month upon at least ten business days written notice to the Manager.

The Manager allocates profits and losses among the investors of each Series based on the balance in each investor’s capital account as of the beginning of each month.

The Manager paid all of the expenses associated with the organization of the Fund and the offered interests. As a result, each investor pays the Manager an organizational fee in the amount of 0.5% of their initial investment (net of any selling commission) in each Series and any subsequent investment. The organizational fee is not charged once an investor has invested $1,000,000 or more.

The Class A Interests of the Unleveraged and Leveraged Series are subject to a sales commission of up to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

As of September 30, 2004, the Manager of the Fund had contributed $1,000 to each Series of the Fund.

3. Margin Requirements

The Fund had margin requirements of approximately $29,677,301 and $29,980,779 at September 30, 2004 and December 31, 2003, respectively, which were satisfied by net unrealized profits and cash at the brokers.

4. Management Fee, Administrative Services and Other Transactions

Fees and Expenses

The table below sets forth the basic fees that the each of the Series and Classes are subject to.

Brokerage		Management Fee	Organizational Fee	Operating Expense	Selling Expenses	Total Costs (Assuming maximum charged for Organizational and Operating Expenses and Selling Commissions )

Unleveraged, Class A-1	0.65%	1.25%	NA	.5%	NA	2.40%
Unleveraged, Class A	0.85%	1.50%	.5%	.5%	4%	7.35%
Unleveraged, Class B-1	0.65%	0.25%	NA	.5%	NA	1.40%
Unleveraged, Class B	0.85%	0.50%	.5%	.5%	NA	2.35%
Unleveraged, Class C	0.85%	1.00%	.5%	.5%	NA	2.85%
Leveraged, Class A-1	1.35%	1.65%	NA	.5%	NA	3.50%
Leveraged, Class A	1.85%	2.80%	.5%	.5%	4%	9.65%
Leveraged, Class B-1	1.35%	0.65%	NA	.5%	NA	2.50%
Leveraged, Class B	1.85%	1.30%	.5%	.5%	NA	4.15%
Leveraged, Class C	1.85%	2.05%	.5%	.5%	NA	4.90%

Operating and Administrative Expenses

The Fund pays its legal, accounting, auditing and other operating expenses and fees.  The manager will reimburse any Series for these expenses to the extent that they exceed 0.5% of the average net assets of such Series of the Fund in any calendar year.  There were no reimbursements for the nine months ended September 30, 2004 and for the year ended December 31, 2003.

5. Derivative Financial Instruments

Derivatives are financial instruments whose values are based upon an underlying asset (e.g., treasury bond), index (e.g., S&P 500) or reference rate (e.g., LIBOR). Over-the-counter (“OTC”) derivative products are privately negotiated contractual agreements that can be tailored to meet individual client needs, and include forwards, swaps and certain options. Exchange traded derivative products are standardized contracts transacted through regulated exchanges and include futures, and certain option contracts listed on an exchange.

Derivatives are subject to various risks similar to non-derivative financial instruments including market, credit, liquidity and operational risk. The risk of derivatives should not be viewed in isolation but rather should be considered on an aggregate basis along with the Fund’s other trading related activities.

The Fund purchases and sells futures in financial instruments and commodities. The Fund records its derivative activities on a mark-to-market basis with realized and unrealized gains (losses) recognized currently in the statements of operations and in due from brokers on the statements of financial condition.

The following table reflects the fair value of the Fund’s derivative financial instruments.

	Fair Value at
	September 30, 2004		December 31, 2003
	Assets	Liabilities	Assets	Liabilities

Commodity Futures	$33,921,592	$249,694	$22,408,591	$3,319,147
Financial Futures	4,301,391	2,050	4,805,917	0
	$38,222,983	$251,744	$27,214,580	$3,319,147

MLM Index™ Fund
Notes to Financial Statements (continued)

6. Financial Highlights for the nine months ended September 30, 2004 and September 30, 2003

Nine months ended September 30, 2004

The following represents the per share operating performance and ratios to average investors’ interest and other supplemental information for the nine months ended September 30, 2004:

	Leveraged Series					Unleveraged Series
	Class A-1 Shares	Class A Shares	Class B-1 Shares	Class B Shares	Class C Shares	Class A-1 Shares	Class A Shares	Class B-1 Shares	Class B Shares

Per share operating performance:
Net asset value per share, December 31, 2003	$107.63	$94.98	$112.71	$100.98	$82.66	$110.60	$106.87	$116.55	$112.24
Income from investment operations:
Net investment income (loss)	(1.43)	(1.75)	(0.18)	(0.69)	(1.04)	(0.74)	(0.91)	0.18	(0.11)
Net realized and unrealized gain (loss) on investment transactions	7.33	6.11	7.69	6.52	5.31	3.42	3.12	3.56	3.30
Total from investment operations	5.90	4.36	7.51	5.83	4.27	2.68	2.21	3.74	3.19
Net asset value per share, September 30, 2004	$113.53	$99.34	$120.22	$106.81	$86.93	$113.28	$109.08	$120.29	$115.43

Total Return:	5.49%	4.58%	6.66%	5.77%	5.18%	2.42%	2.07%	3.21%	2.84%

Ratio to Average Investors’ Interest:
Net investment income (loss)	(0.48%)	(1.20%)	0.01%	(0.22%)	(0.39%)	(0.21%)	(0.35%)	0.15%	0.06%
Expenses

Total return is calculated as the change in the net asset value per share for the nine months ending September 30, 2004. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average investors’ interest, respectively, for each class, for the nine months ended September 30, 2004.

Nine months ended September 30, 2003

The following represents the per share operating performance and ratios to average investors’ interest and other supplemental information for the nine months ended September 30, 2003:

	Leveraged Series					Unleveraged Series
	Class A-1 Shares	Class A Shares	Class B-1 Shares	Class B Shares	Class C Shares	Class A-1 Shares	Class A Shares	Class B-1 Shares	Class B Shares

Per share operating performance:
Net asset value per share, December 31, 2002	$106.35	$93.97	$107.78	$98.37	$81.12	$109.99	$106.46	$114.37	$110.57
Income from investment operations:
Net investment income (loss)	(1.26)	(1.67)	(0.12)	(0.64)	(1.00)	(0.74)	(0.92)	0.10	(0.12)
Net realized and unrealized gain (loss) on investment transactions	(14.68)	(13.10)	(15.00)	(13.90)	(11.37)	(4.87)	(4.85)	(5.12)	(5.09)
Total from investment operations	(15.94)	(14.77)	(15.12)	(14.54)	(12.37)	(5.61)	(5.77)	(5.02)	(5.21)
Net asset value per share, September 30, 2003	$90.41	$79.20	$92.66	$83.83	$68.75	$104.38	$100.69	$109.35	$105.36

Total Return:	(14.99%)	(15.71%)	(14.03%)	(14.78%)	(15.25%)	(5.10%)	(5.42%)	(4.38%)	(4.71%)

Ratio to Average Investors’ Interest:
Net investment income (loss)	(0.07%)	(0.21%)	(0.01%)	(0.08%)	(0.14%)	(0.08%)	(0.10%)	0.00%	(0.02%)
Expenses	(0.20%)	(0.30%)	(0.11%)	(0.17%)	(0.23%)	(0.18%)	(0.19%)	(0.09%)	(0.11%)

Total return is calculated as the change in the net asset value per share for the nine months ending September 30, 2003. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average investors’ interest, respectively, for each class, for the nine months ended September 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and the
Results of Operation.

General

MLM Index™ Fund is a business trust organized under the laws of Delaware. The Fund engages primarily in the speculative trading of a diversified portfolio of futures contracts traded on U.S. exchanges using the MLM Index™ Trading Program. Futures contracts are standardized contracts made on or through a commodity exchange and provide for future delivery of commodities, precious metals, foreign currencies or financial instruments and, in the case of certain contracts such as stock index futures contracts and Eurodollar futures contracts, provide for cash settlement. The Fund's objective is the appreciation of its assets through speculative trading. The Fund began trading on January 4, 1999.

The Fund trades speculatively in a wide range of futures contracts traded on U.S. exchanges using the MLM Index™ Trading Program, which is based upon the MLM Index™. The MLM Index™ and the MLM Index™ Trading Program are both proprietary products of Mount Lucas Management Corporation (the Manager). The MLM Index™ Trading Program attempts to replicate the MLM Index™, before fees and expenses. Currently the Fund has two series of interests; the Unleveraged Series and the Leveraged Series. The Unleveraged Series attempts to replicate the MLM Index™ without any leverage, while the Leveraged Series trades the MLM Index™ Trading Program at three times leverage. Leverage is the ability to control large dollar amounts of a commodity with a comparatively small amount of capital. The Leveraged Series purchases or sells $3 market value of contracts for every $1 invested in the Series.

In attempting to replicate the MLM Index™, the Manager will invest in the same markets as the MLM Index™; use the same algorithm to determine long versus short positions; make the same allocations to each market; and generally execute positions at almost the same time. The success of the trading program and hence the success of the Fund will depend upon the results of the MLM Index™ and the manager's ability to replicate those results in the futures markets. The success of the MLM Index™ depends on the existence of substantial long term price trends, either up or down, in the constituent markets of the MLM Index™. Whether the Manager can capture those returns depends on its ability to execute the orders in the futures markets to replicate the MLM Index™ results. In addition, the success of the Fund will depend on the level of short term interest rates, since the majority of the assets of the Fund are held in short term interest rate instruments.

The Manager, a Delaware Corporation, was formed in 1986 to act as an investment manager. As part of a planned merger in October 1999, the Manager combined operations with Mount Lucas Index Management Corporation (the former manager of the Fund), CA Partners, Inc. and Little Brook Corporation of New Jersey. The purpose of the merger was to streamline and consolidate the operations of the affiliated entities. As of September 30, 2004, the Manager had approximately $1.349 billion of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

The Fund and the Manager maintain their principal business office at 47 Hulfish Street, Suite 510, Princeton, New Jersey 08542 and their telephone number is (609) 924-8868.

Summary of Critical Accounting Policies

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Fund's significant accounting policies are described in detail in Note 1 of the Notes to Financial Statements in the filing of the Form 10-K for the year ended December 31, 2003.

The Fund's trading positions are valued at market value, and are included in amounts due from broker. Market value is principally based on listed market prices or broker or dealer price quotations. The resulting change in unrealized profit or loss is reflected in trading results for the period.

Results of Operations

As of 9/30/2004, the Fund had assets of $360,077,256 compared with assets of $280,812,656 at 12/31/2003. Liabilities of the Fund totaled $4,761,803 compared with $3,217,498 as of 12/31/03. In general, changes in the net assets of the Fund are the result of subscriptions and redemptions to the Fund, and the net income from operations, including the results from futures trading, interest income, and fees and expenses. For the nine-month period ending 9/30/2004, subscriptions to the Fund totaled $108,193,646 and redemptions totaled ($39,986,197). During the three-month period ending 9/30/2004, the Fund had a net gain of $14,037,914 compared with a net loss of ($24,021,231) for the same period in 2003. During the nine months ended 9/30/2004, the Fund had net gain of $9,512,891. In comparison, during the nine months ended 9/30/2003, the Fund had net loss of ($25,387,373). During both periods, expenses increased. All expenses of the Fund are based on a percentage of net assets, and therefore increase as the net assets of the Fund increase.

The performance of the Fund during the three and nine month periods ending 9/30/2004 is directly related to the performance of the MLM Index™, which the Fund is designed to replicate.  For the nine months ending 9/30/2004, the MLM Index™ was up 4.20%, markedly above the -3.28% return for the Index during the nine months ending 9/30/2003.  For the three months ending 9/30/2004, the MLM Index™ performance was substantially above the same period in the 2003, 2.92% vs, -4.51%.  MLM Index™ performance depends on the market sector performance, which varies considerably through time.  During the nine month period ending 9/30/2004, the Index had strong positive performance in the energy and livestock markets, more modest positive performance in the financials and metals, broadly negative performance in the Softs markets, which includes coffee, sugar and cotton, and more modest negative performance in other sectors.  Rising oil prices drove energy performance and long positions in the MLM Index™ captured that positive change.  Gains in the livestock markets, which includes just one market, live cattle, were driven by rising prices motivated by expanding demand for meat under relatively tight supply.  The MLM Index™ uses a very gradual approach to position changes and will struggle to capture profits in volatile, directionless markets.  Performance in the Soft markets has been difficult for some time, as this sector performed poorly in the nine months ending 9/30/2003 as well.  Coffee in particular has contributed substantial losses to the Fund, as the price has been bouncing around low levels. As stated above, the MLM Index™ requires long sustained trends to be profitable, and such activity as exhibited in the coffee market will not be profitable.  Interest earned on the Funds account was stable, reflecting stable short term interest rates.   The dollar gains and losses in the Fund will be determined by the results of the MLM Index™, the manager’s ability to replicate the Index, the changes to the Fund and the distribution of the assets of the Fund between the Unleveraged and Leveraged series of the Fund.  Distribution of the assets between the series is determined entirely by the investors.

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

The market risk, or VAR of the Fund is directly related to the composition of the MLM Index™. Each month, the position of the MLM Index™ can be either long or short based on a 12 month moving average rule. Since positions can be offset inside of sectors (one contract long in a particular commodity and one contract short in a related commodity), specific sector risk is less relevant than the historical risk of the MLM Index™ as a whole. Since the object of the Fund is to replicate the MLM Index™, it is reasonable to use the historic values of that Index to estimate market risk.

The VAR of the Fund is calculated as follows:

1.	The manager calculates the standard deviation of the historical returns of the MLM Index™ over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years. Those results for the period ended 9/30/2004 are 0.56% and 1.85% respectively. It is important to note that this calculation is made on the historical data of the Index. It is not based on the actual trading of the Fund and does not include any operational risk. The standard deviation is used to measure the dispersion of the returns of the Index.
2.	For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability. It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude. The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution. For the purposes of this estimate, the manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100). To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution. For daily returns, this estimate is a loss of 1.974% . For monthly returns the estimate is 6.52125%
3.	To ascertain a dollar loss amount for the fund, the assets of the Fund as of 9/30/2004 are multiplied by the estimate of the risk calculated in step 2 above. The risk estimate is based on the unleveraged MLM Index™, so fund assets must be adjusted for the distribution of assets among the unleveraged and leveraged series of the fund, with the leveraged assets having three times the risk of the unleveraged assets. Based on the asset levels as of 9/30/2004, the manager estimates that the Fund could expect to lose $14,498,232 in any given day and $47,895,944 in any given month.

The estimate above, though reasonable, should not be taken as an assurance that losses in the Fund could not be greater than these amounts. This is simply a quantitative estimate based on the historical performance of the MLM Index™. The loss that occurs with small probability may be substantially greater than the loss indicted above. Also, market conditions could change dramatically from the conditions that prevailed over the period used to calculate the estimate, affecting the realized volatility of the market. Furthermore, other factors could effect trading, such as the inability to execute orders in a particular market, due to operational or regulatory restrictions that may alter the pattern of Fund returns. Specifically, the manager advises other funds in addition to the Fund. In certain markets there is a limit to the size a position that one entity can control (speculative limits). Since positions cannot exceed speculative limits, the manager may have to allocate positions across accounts and funds, resulting in a less than complete replication of the Index. It is best to remember the fact that, as outlined in the offering for the Fund, that all the assets invested are at risk of loss.

The Manager does not use the VAR calculation in its trading operations. The purpose of the Fund is to replicate the MLM Index™, thus the Manager has a very limited mandate and does not adjust trading away from the MLM Index™ based on the then current market environment.

Item 4. Controls and Procedures

The President and the Chief Operating Officer of the Manager evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures, which are designed to ensure that the Fund’s records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that, as of September 30, 2004, the Fund’s disclosure controls are effective. There have been no significant changes in the Fund’s internal control over financial reporting in the quarter ended September 30, 2004 that has materially affected or is reasonably likely to materially affect the Fund’s control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Manager is not aware of any proceedings threatened or pending against the Fund and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Fund.

     Item 2. Changes in Securities and Use of Proceeds.
Leveraged Series

	Class A-1	Class A	Class B-1	Class B	Class C
Jul-04 Subscriptions $	$-	$882,461	$-	$1,949,913	$-
Subscriptions Units	-	9,530	-	19,634	-
# of Purchasers	-	12	-	40	-
Unit Price	$-	$92.60	$-	$99.32

Aug-04 Subscriptions $	$-	$439,916	$-	$2,363,471	$-
Subscriptions Units	-	5,277	-	26,403	-
# of Purchasers	-	12	-	65	-
Unit Price		$83.36		$89.51

Sep-04 Subscriptions $	$-	$362,123	$-	$1,588,187	$-
Subscriptions Units	-	3,645	-	14,870	-
# of Purchasers	-	10	-	45	-
Unit Price		$99.34		$106.81

Unleveraged Series

	Class A-1	Class A	Class B-1	Class B
Jul-04 Subscriptions $	$-	$736,823	$-	$4,047,138
Subscriptions Units	-	6,942	-	36,093
# of Purchasers	-	8	-	39
Unit Price		$106.14		$112.13

Aug-04 Subscriptions $	$-	$1,684,815	$-	$7,777,174
Subscriptions Units	-	16,425	-	71,706
# of Purchasers	-	20	-	144
Unit Price		$102.58		$108.46

Sep-04 Subscriptions $	$-	$1,073,809	$-	$13,735,480
Subscriptions Units	-	9,844	-	118,990
# of Purchasers	-	12	-	69
Unit Price		$109.08		$115.43
The purchasers represented they were Accredited Investors under Regulation D.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Items 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 Certification of President of the Investment Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2 Certification of President of the Investment Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1 Certification of President of the Investment Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of President of the Investment Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Fund did not file any reports on Form 8-K during the three months ended 9/30/04

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By: Mount Lucas Management Corporation
Its: Manager

By: /s/ Timothy J. Rudderow
-------------------------------
Timothy J. Rudderow, President

Date: November 15, 2004

