Form 10-K
period 2004-12-31
MLM INDEX FUND
filed 2005-03-31
CIK 1075058

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K


(Mark One)
[x] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from __________________ to ___________________

                         Commission file number 0-49767


                               MLM INDEX(TM) FUND
             (Exact name of registrant as specified in its charter)


        Delaware                           Unleveraged Series:  22-2897229
                                           Leveraged Series:  22-372268322
(State of Incorporation)                 (I.R.S. Employer Identification No.)


        47 Hulfish Street
        Suite 510
        Princeton, New Jersey                              08542
(Adress of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (609) 924-8868


Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class                    Name of Exchange on Which Registered
     None                                               None

Securities registered pursuant to Section 12 (g) of the Act:

     Business Trust Interests - Unleveraged Series
     Business Trust Interests - Leveraged Series

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [x].

     As of February 25, 2005 the aggregate market value of the business trust units of the Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $175,250,000 and the aggregate market value of the business trust units of the Leveraged Series of the registrant held by non-affiliates of the registrant was approximately $188,563,000.

                                      TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

  Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

  Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

  Item 3.   Legal Proceedings.  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

  Item 4.   Submission of Matters to a Vote of Security Holders.  . . . . . . . . . . .   21

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

  Item 5.   Market Price of and Dividends on the Registrant's Common Equity and
            Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . .   22

  Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . .   23

  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25

  Item 7A   Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . .   29

  Item 8.   Financial Statements and Supplementary Data . . . . . . . . . . . . . . . .   31

  Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

  Item 9A.  Controls and Procedures.  . . . . . . . . . . . . . . . . . . . . . . . . .   31

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   32

  Item 10.  Directors and Executive Officers. . . . . . . . . . . . . . . . . . . . . .   32

  Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . .   34

  Item 12.  Security Ownership of Certain Beneficial Owners and Management. . . . . . .   34

  Item 13.  Certain Relationships and Related Transactions. . . . . . . . . . . . . . .   34

  Item 14.  Principal Accountant Fees and Services. . . . . . . . . . . . . . . . . . .   34

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   36

  Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K. . . . . .   36

                                     PART I

Item  1.  Business.

General

     The MLM Index(TM) Fund (the "Trust") is a business trust organized under the laws of Delaware. The Trust engages primarily in the speculative trading of a diversified portfolio of futures contracts using the MLM Index(TM) Trading Program (the "Trading Program"). Futures contracts are standardized contracts made on or through a commodity exchange and provide for future delivery of commodities, precious metals, foreign currencies or financial instruments and, in the case of certain contracts such as stock index futures contracts and Eurodollar futures contracts, provide for cash settlement. The Trust's objective is the appreciation of its assets through speculative trading. The Trust began trading on January 4, 1999.

     Mount Lucas Management Corporation (the "Manager"), a Delaware corporation, acts as the manager and trading advisor of the Trust. The Manager was formed in 1986 to act as an investment manager. As part of a planned merger in October 1999, the Manager combined operations with Mount Lucas Index Management Corporation (the former manager of the Trust), CA Partners, Inc. and Little Brook Corporation of New Jersey. The purpose of the merger was to streamline and consolidate the operations of the affiliated entities. As of December 31, 2004, the Manager had approximately $1.553 billion of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

     The Trust and the Manager maintain their principal business office at 47 Hulfish Street, Suite 510, Princeton, New Jersey 08542 and their telephone number is (609) 924-8868.

     Wilmington Trust Company, a Delaware banking corporation, acts as trustee for the Trust. The Trustee's office is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890. The Trustee is unaffiliated with the Manager. The Trustees duties and liabilities are limited to its express obligations under the Amended and Restated Declaration of Trust and Trust Agreement, dated as of August 31, 1998, among the Trustee, the Manager and the Interest Holders from time to time thereunder, as amended (the "Trust Agreement").

     Refco, LLC currently acts as clearing broker for the Trust. A clearing broker accepts orders to trade futures on behalf of another party and accepts money to support such orders. The clearing broker is a futures commission merchant registered with the CFTC and is a member of the NFA.

Trading  Program

     The Trust trades speculatively in a wide range of futures contracts traded on U.S. and foreign exchanges using the Trading Program, which is based upon the MLM Index(TM). The

MLM Index(TM) and the Trading Program are both proprietary products of the Manager. The Trading Program attempts to replicate the MLM Index(TM), before fees and expenses. Currently the Trust has two series of interests; the Unleveraged Series and the Leveraged Series. The Unleveraged Series attempts to replicate the MLM Index(TM) without any leverage, while the Leveraged Series trades the Trading Program at three times leverage. The Leveraged Series was previously named the Enhanced Series. Leverage is the ability to control large dollar amounts of a commodity with a comparatively small amount of capital. The Leveraged Series purchases or sells $3 market value of contracts for every $1 invested in the Series.

     In attempting to replicate the MLM Index(TM), the Manager will invest in the same markets as the MLM Index(TM); use the same algorithm to determine long versus short positions; make the same allocations to each market; and generally execute positions at almost the same time. The Manager may also use swaps in attempting to replicate the MLM Index(TM). These swaps would be agreements with dealers to provide the returns which are the same as holding a specific number of futures contracts in a specific market, without holding the actual contracts. The economic effect on the Trust would be substantially identical to holding futures contracts. However, since the holder of swaps assumes additional counterparty risk, swaps are only held infrequently. As of this time, the Trust holds no swap positions.

The  MLM  Index(TM)

     In 1988, the Manager created the MLM Index(TM) as a benchmark of the returns to speculation in futures markets. Broadly speaking, the futures markets have two classes of participants, hedgers and speculators. Hedgers are the commercial businesses that use the futures markets to transfer unwanted or excessive price risk to those more willing to absorb that risk. Speculators are position holders who absorb this price risk. In essence, they provide "insurance" to the commercial interest so that the commercial interests can focus on their basic business while being protected from unforeseen changes in commodity prices, interest rates or foreign exchange rates. Basic finance theory argues that the reduction in risk experienced by the hedgers exacts a cost, or risk premium, that is earned by those holding the risk. The intent of the MLM Index(TM) is to measure this risk premium. In this general sense it is analogous to an index of stocks that measures the premium to holding equity risk.

     Price risk in futures markets exists when markets rise and when they fall. For example, an operator of a wheat storage facility is damaged by a fall in the price of wheat in that the value of the inventory in their facility falls. On the other hand, a consumer of wheat, like a baker, incurs financial risk if the price of wheat rises, as the cost of future operations increases. In both cases, steady prices are favorable. Thus, an index designed to capture the risk premium earned must capture returns as markets move up and move down, yet suffer when markets are stable. The MLM Index(TM) is designed to measure this effect by taking long and short positions in the constituent markets. The existence of the long and short positions in the construction of the MLM Index(TM) is a significant innovation and important difference from other risk premium measurements.

     The  MLM Index(TM) currently invests in futures contracts on the following:
Chicago corn, Chicago soybeans, New York sugar, Chicago wheat, Canadian Government Bonds, Euro Bunds,

Japanese Government Bonds, Long Gilts, 10-year Treasury Notes, crude oil, heating oil, natural gas, unleaded gasoline, live cattle, New York gold, New York copper, Australian Dollar, British Pound, Canadian Dollar, Swiss Franc, Japanese Yen, and Euro Currency. The selection of the markets in the MLM Index(TM) is made by the Manager. The selection is based on a variety of factors, including liquidity of the underlying futures contract, the relationship with the other markets in the MLM Index(TM), and the reasonableness of including the market in the MLM Index(TM). The choice of markets for a calendar year is made in the December preceding the start of the year, and, except in unusual circumstances, markets are not normally added to or deleted from the MLM Index(TM) during a year. An extraordinary event that may lead to the removal of a contract during the year might be the permanent suspension of normal trading or an abrupt permanent change in the liquidity of the contract. For example, the Chicago Mercantile Exchange suspended floor trading of the Deutsche Mark contract in August of 2000, ahead of the announced schedule. If a commodity is traded on more than one futures exchange, only the one with the largest open interest is included in the MLM Index(TM). The open interest is the number of all long or short futures contracts in one delivery month for one market that have been entered into and not yet liquidated by an offsetting transaction or fulfilled by delivery. For example, Chicago Board of Trade wheat has larger open interest than Kansas City Board of Trade wheat; consequently, Chicago Board of Trade wheat is included in the MLM Index(TM) but Kansas City Board of Trade wheat is not.

     In addition to the markets in the MLM Index(TM), the Manager determines which delivery months will be traded for each market in the MLM Index(TM). Generally, for each market, four deliveries are chosen that are both liquid and spaced throughout the calendar year. For example, for the Wheat market, the deliveries traded are March, May, July and December. The choice of deliveries is set for each calendar year, but can change due to similar extraordinary circumstances as with the market selection.

     The calculation of the MLM Index(TM) is explained below.

Calculation of the MLM Index(TM)

1. Determination of long or short futures position for each market.

     The rate of return of an individual market depends on whether the market position is long or short. Since a futures contract eventually expires, the MLM Index(TM) is based on the unit asset value of a market, rather than on the actual futures price. This month's unit asset value of a futures market is determined by multiplying last month's value by 1 plus the percentage change in this month's nearby futures price. The market position is long during the current month if the market's closing value on the next-to-last trading day of the prior month is greater than or equal to the market's 252 business day moving average of closing values; otherwise, the market position is short.

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

     The monthly rate of return of the MLM Index(TM) equals the weighted average of the individual market monthly rates of return plus the Treasury Bill rate of return.

4. Determination of the MLM Index(TM) value.

     The value of the MLM Index(TM) is computed by compounding the MLM Index(TM) monthly rates of return. The beginning value of the MLM Index(TM) is defined to be 1000 in January 1961. Each month thereafter, the MLM Index(TM) is changed by the monthly rate of return. That is, each month's MLM Index(TM) value is determined by multiplying the prior month's value by 1 plus the current percentage monthly rate of return.

The annual performance of the MLM Index(TM) for each of the past ten years is set forth below.

     Year               Annual Return
     1995               11.16
     1996               10.93
     1997                7.50
     1998               16.74
     1999                0.39
     2000               16.20
     2001                3.67
     2002               -1.63
     2003                3.92
     2004                3.52

     The MLM Index(TM) is published daily on the Bloomberg system and is available from the Manager. Since the development of the MLM Index(TM), other firms have computed similar indices, including the CMI of AssetSight Corporation and an index computed by SAIS in Switzerland. Both indices are variations on the construction of the MLM Index(TM), either in the derivation of the long and short positions or the relative weights of the markets. In addition, there are many "commodity" indexes, such as the GSCI from Goldman Sachs and AIG Commodity Index. These indexes are long only, and do not include currencies or financial instruments.

Fees  and  Expenses

Set forth below is a summary of the basic fees that the each of the Series and Classes is subject to.

Brokerage  Fee

Each Series of the Trust pays the Manager a brokerage fee at the annual rates set forth below.

     Classes A and B Unleveraged Series        0.85% of net asset value
     Classes C and D Unleveraged Series        0.40% of net asset value

     Classes A and B Leveraged Series          1.75% of net asset value
     Classes C and D Leveraged Series          0.90% of net asset value

     The brokerage fee is based on net asset value as of the first day of each month. The net asset value of the Trust equals the sum of all cash, the market value (or cost of liquidation) of all futures positions and the fair value of all other assets of the Trust, less all liabilities of the Trust (including accrued liabilities), in each case determined per Series by the Manager in accordance with U.S. generally accepted accounting principles. For purposes of determining the brokerage fee, there is no reduction for:

     (1)  the accrued brokerage or management fees,
     (2) any allocation or reallocation of assets effective as of the day the brokerage fee is being calculated, or
     (3) any distributions or redemptions as of the day the brokerage fee is being calculated.

     No assurance can be given that the brokerage fee will be competitive with the charges of other brokerage firms.

     The Manager is responsible for paying all of the Trust's costs of executing and clearing futures trades, including floor brokerage expenses and give-up charges, as well as the NFA, exchange and clearing fees incurred in connection with the Trust's futures trading activities. The Manager may also pay from the brokerage fees, custody fees or amounts necessary for certain administrative and marketing assistance provided by broker/dealers who are also authorized selling agents. NFA fees equal $0.04 per round-turn trade of a futures contract.

Management  Fee

     Each Series is divided into Class A Interests, Class B Interests, Class C Interests and Class D interests. Class A and C Interests are generally sold through registered broker-dealers and Class B and D Interests are generally offered through fee-only advisors. The Trust pays the Manager a monthly management fee at the annual rates set forth below.

     Unleveraged Series
     Class A     1.50% of net asset value
     Class B     0.50% of net asset value
     Class C     1.00% of net asset value
     Class D     0.50% of net asset value

     Leveraged Series
     Class A     2.80% of net asset value
     Class B     1.30% of net asset value
     Class C     2.05% of net asset value
     Class D     1.30% of net asset value

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

Organizational  Fee

     Investors in Classes A and B of both Series will pay an organizational fee of 0.50% of their initial and any subsequent investment(s) (excluding exchanges) to the Manager to cover expenses associated with the organization of the Trust and the offering of interests. This fee will be deducted from each investment in determining the number of interests purchased. An organizational fee will be charged until an investor's interest is greater than or equal to $1,000,000. If the organizational expenses exceed the organizational fees collected by the Manager, the Manager will pay any costs above the collected fees. If the organizational fees paid to the Manager exceed actual organizational expenses, any excess will be retained by the Manager and may be shared with consultants that the Manager may engage from time to time. Specifically, consultants who assist the Trust in distributing the interests may be paid a share of the organizational fees. Excess fees are not returned to the Trust, but the Manager absorbs costs in excess of the fees.

Operating  and  Administrative  Expenses

     The Trust pays the Manager an annual fee of 0.35% of the net asset value as reimbursement for its legal, accounting and other routine administrative expenses and fees, including fees to the Trustee. The Trustee is paid an annual fee and reimbursed for out-of-pocket expenses. Each Series pays its own cash manager fees, banking fees, and the New Jersey partnership tax. The relevant series generally pays any extraordinary expenses, including legal claims and liabilities and litigation costs and any indemnification related thereto. To the extent the extraordinary expenses arise as a result of the gross negligence or willful misconduct of the Manager, the Manager may be deemed responsible to pay the extraordinary expenses to that extent.

Selling  Commission

     Investors who subscribe for Class A Interests and Class C Interests will be charged a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor's investment. The amount of the sales commission is determined by the selling agent. Investors who subscribe for Class B Interests and Class D Interests will generally not be charged a sales commission.

Futures  Trading

Futures  Contracts

     Futures contracts are contracts made on or through a commodity exchange and provide for future delivery of agricultural and industrial commodities, precious metals, foreign currencies or financial instruments and, in the case of certain contracts such as stock index futures contracts and Eurodollar futures contracts, provide for cash settlement. Futures contracts are uniform for each commodity on each exchange and vary only with respect to price and delivery time. A contract to buy or sell may be satisfied either by taking or making delivery of the commodity and payment or acceptance of the entire purchase price thereof, or by offsetting the obligation with a contract containing a matching contractual obligation on the same (or a linked) exchange prior to delivery. United States commodity exchanges individually or, in certain limited situations, in conjunction with certain foreign exchanges, provide a clearing mechanism to facilitate the matching of offsetting trades. Once trades made between members of an exchange have been confirmed, the clearinghouse becomes substituted for the clearing member acting on behalf of each buyer and each seller of contracts traded on the exchange and in effect becomes the other party to the trade. Thereafter, each clearing member firm party to the trade looks only to the clearinghouse for performance. Clearinghouses do not deal with customers, but only with member firms, and the guarantee of performance under open positions provided by the clearinghouse does not run to customers. If a customer's commodity broker becomes bankrupt or insolvent, or otherwise defaults on such broker's obligations to such customer, the customer in question may not receive all amounts owed to such customer in respect of his trading, despite the clearinghouse fully discharging all of its obligations.

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

Trading  Approaches

     Commodity traders generally may be classified as either systematic or discretionary. A systematic trader will rely primarily on trading programs or models to generate trading signals. A systematic trader will also rely, to some degree, on judgmental decisions concerning, for example, what markets to follow and commodities to trade, when to liquidate a position in a contract month which is about to expire and how large a position to take in a particular commodity. The systems utilized to generate trading signals are changed from time to time, but the trading instructions generated by the then-current systems are generally followed without significant additional analysis or interpretation.

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

United  States  Regulations

     Commodity Exchange Act ("CE Act"). The United States Congress enacted the CE Act to regulate trading in commodities, the exchanges on which they are traded, the individual brokers who are members of the exchanges, and commodity professionals and commodity brokerage houses that trade in these commodities in the United States.

     Commodity Futures Trading Commission. The CFTC is an independent governmental agency which administers the CE Act and is authorized to promulgate rules thereunder. A function of the CFTC is to implement the objectives of the CE Act in preventing price manipulation and excessive speculation and promoting orderly and efficient commodity futures markets. The CFTC has adopted regulations covering, among other things:

     -    the  designation  of  contract  markets;
     -    the  monitoring  of  United  States  commodity  exchange  rules;
     -    the  establishment  of  speculative  position  limits;
     - the registration of commodity brokers and brokerage houses, floor brokers, introducing brokers, leverage transaction merchants, commodity trading advisors, commodity pool operators and their principal employees engaged in non-clerical commodities activities (associated persons); and
     - the segregation of customers funds and record keeping by, and minimum financial requirements and periodic audits of, such registered commodity brokerage houses and professionals.

     Under the CE Act, the CFTC is empowered, among other things, to:

     - hear and adjudicate complaints of any person (e.g., an Interest Holder) against all individuals and firms registered or subject to registration under the CE Act (reparations),
     -    seek  injunctions  and  restraining  orders,
     -    issue  orders  to  cease  and  desist,
     -    initiate  disciplinary  proceedings,

     -    revoke, suspend or not renew registrations and
     -    levy substantial fines.

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

     National Futures Association. Substantially all commodity pool operators, commodity trading advisors, futures commission merchants, introducing brokers and their associated persons are members or associated members of the NFA. The NFA's principal regulatory operations include:

     - auditing the financial condition of futures commission merchants, introducing brokers, commodity pool operators and commodity trading advisors;
     - arbitrating commodity futures disputes between customers and NFA members;
     -    conducting disciplinary proceedings; and
     - registering futures commission merchants, commodity pool operators, commodity trading advisors, introducing brokers and their respective associated persons, and floor brokers.

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

Performance of the Trust May be Different than the MLM Index(TM)

     The Trust attempts to replicate the MLM Index(TM). In doing so, the Trust will establish positions in the futures markets. The prices at which the Trust executes these positions may be significantly different than the prices used to calculate the MLM Index(TM). In addition, the Trust charges various fees and commissions which will lower the return of the Trust vs. the MLM Index(TM). All these factors mean that the Trust performance will be different and in all likelihood lower than the results of the MLM Index(TM).

Four Losing Years in Six Years of Operation.

     The Trust has been in operation since January, 1999, and has experienced losses in four of the six calendar years of operation.

Futures Trading Involves Substantial Leverage

     Futures contracts are typically traded on margin. This means that a small amount of capital can be used to invest in contracts of much greater total value. The resulting leverage means that a relatively small change in the market price of a futures contract can produce a substantial profit or loss. Leverage enhances the Trust's sensitivity to market movements that can result in greater profits when the Trading Program anticipates the direction of the move correctly, or greater losses when the Trading Program is incorrect. The Unleveraged Series attempts to replicate the MLM Index(TM) without leverage and the Leveraged Series trades the MLM Index(TM) at three times leverage.

Futures Trading Is Speculative, Highly Volatile and Can Result in Large Losses

     A principal risk in futures trading is the rapid fluctuation in the market prices of futures contracts. The Trust's profitability depends greatly on the Trading Program correctly anticipating trends in market prices. If the Trading Program incorrectly predicts the movement of futures prices, large losses could result. Price movements of futures contracts are influenced by such factors as: changing supply and demand relationships; government trade, fiscal, monetary and exchange control programs and policies; national and international political and economic events; and speculative frenzy and the emotions of the market place. The Manager has no control over these factors.

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

Substantial Expenses Will Cause Losses for the Trust Unless Offset by Profits and Interest Income

     The Trust is subject to substantial fees and expenses, including brokerage fees, management fees and operating and administrative expenses. In addition, certain investors are subject to an organizational charge and/or a selling commission. Set forth below are tables which set forth the basic fees that each of the Series and Classes is subject to.

                                        LEVERAGED SERIES
           -------------------------------------------------------------------------------
           BROKERAGE   MANAGEMENT   ORGANIZATIONAL   OPERATING   SELLING   TOTAL FEES AND
              FEE          FEE            FEE         EXPENSE    EXPENSE     COMMISSIONS
           -------------------------------------------------------------------------------
Class A-1       1.35%        1.65%             N/A        0.35%      N/A             3.35%
Class A         1.75%        2.80%            0.50%       0.35%     4.00%            9.40%
Class B-1       1.35%        0.65%             N/A        0.35%      N/A             2.35%
Class B         1.75%        1.30%            0.50%       0.35%      N/A             3.90%
Class C         0.90%        2.05%             N/A        0.35%     4.00%            7.30%
Class D         0.90%        1.30%             N/A        0.35%      N/A             2.55%

                                       UNLEVERAGED SERIES
           -------------------------------------------------------------------------------
           BROKERAGE   MANAGEMENT   ORGANIZATIONAL   OPERATING   SELLING   TOTAL FEES AND
              FEE          FEE            FEE         EXPENSE    EXPENSE     COMMISSIONS
           -------------------------------------------------------------------------------
Class A-1       0.65%        1.25%             N/A        0.35%      N/A             2.25%
Class A         0.85%        1.50%            0.50%       0.35%     4.00%            7.20%
Class B-1       0.65%        0.25%             N/A        0.35%      N/A             1.25%
Class B         0.85%        0.50%            0.50%       0.35%      N/A             2.20%
Class C         0.40%        1.00%             N/A        0.35%     4.00%            5.75%
Class D         0.40%        0.50%             N/A        0.35%      N/A             1.25%

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

The Manager Alone Makes the Trust's Trading Decisions

     The Manager makes all commodity trading decisions for the Trust and, accordingly, the success of the Trust largely depends upon the Manager's judgment and abilities to make the necessary adjustments to the Trading Program. There is no guarantee that the Trading Program's trading on behalf of the Trust will prove successful under all or any market conditions. The performance record of the Trading Program also reflects significant variations in profitability from period to period.

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

     The Manager, the clearing broker, their respective affiliates and each of their principals, directors, officers, employees and families may be trading and directing other futures accounts, including their own accounts. Each will not be aware of what others are doing on behalf of the Trust, and they may take positions similar or opposite to those of the Trust or in competition with the Trust. Generally, the Trust will enter orders only once a month. The Manager will allocate transactions among the Trust and other clients in a manner believed by the Manager to be equitable to each.

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

Deductibility  of  Expenses  May  be  Limited

     You could be required to treat the management fees, as well as certain other expenses of a Series, as investment advisory fees, which are subject to substantial restrictions on deductibility for individual taxpayers. The Manager has not, to date, been classifying the management fee or such expenses as investment advisory fees, a position to which the Internal Revenue Service might object. Should the Internal Revenue Service re-characterize the management fee or other expenses as investment advisory fees, you may be required to pay additional taxes, interest and penalties.

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


Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders.

     Not  applicable.

                                     PART II


Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

     There currently is no established public trading market for the interests. As of December 31, 2004, approximately 3,476,000 interests were held by 2,851 owners.

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

Recent  Sales  of  Unregistered  Securities

From October 1, 2004 to December 31, 2004, a total of 172,529.92 interests were sold for the aggregate net subscription amount of $18,862,828.79. Total number of purchasers was 306. There were no non-accredited investors during this period. Details of the sale of these interests are as follows:

--------------------------------------------------------------------------------
                                                                      # of
Series                Date        Subscriptions   Units      Price    Purchasers
--------------------  ----------  --------------  ---------  -------  ----------
--------------------  ----------  --------------  ---------  -------  ----------
Leveraged A2 Units    10/31/2004  $   108,800.50   1,063.09  $102.34           6
--------------------  ----------  --------------  ---------  -------  ----------
Leveraged B2 Units    10/31/2004  $   938,429.25   8,517.45  $110.18          34
--------------------  ----------  --------------  ---------  -------  ----------
Leveraged C2 Units    10/31/2004  $         0.00       0.00  $  0.00           0
--------------------  ----------  --------------  ---------  -------  ----------
Unleveraged A2 Units  10/31/2004  $   410,875.00   3,731.09  $110.12          10
--------------------  ----------  --------------  ---------  -------  ----------
Unleveraged B2 Units  10/31/2004  $ 4,171,373.57  35,765.52  $116.63          40
--------------------  ----------  --------------  ---------  -------  ----------
Leveraged A2 Units    11/30/2004  $   346,365.50   3,374.32  $102.65          10
--------------------  ----------  --------------  ---------  -------  ----------
Leveraged B2 Units    11/30/2004  $ 2,831,545.94  25,591.68  $110.64          53
--------------------  ----------  --------------  ---------  -------  ----------
Unleveraged B2 Units  11/30/2004  $ 3,979,727.12  34,074.34  $116.80          53
--------------------  ----------  --------------  ---------  -------  ----------
Leveraged A2 Units    12/31/2004  $   774,669.26   8,139.84  $ 95.17          17
--------------------  ----------  --------------  ---------  -------  ----------
Leveraged B2 Units    12/31/2004  $ 2,103,788.17  20,482.35  $102.71          40
--------------------  ----------  --------------  ---------  -------  ----------
Leveraged C2 Units    12/31/2004  $ 1,000,000.00  11,974.91  $ 83.51           1
--------------------  ----------  --------------  ---------  -------  ----------
Unleveraged A2 Units  12/31/2004  $ 1,004,665.40   9,351.57  $107.43          12
--------------------  ----------  --------------  ---------  -------  ----------
Unleveraged B2 Units  12/31/2004  $ 1,192,589.08  10,463.76  $113.97          30
--------------------------------------------------------------------------------

     The price of the interests of each Class reflects the net asset value of interests in the Class. The interests were sold pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933. Purchasers of the interests completed subscription documents in which they represented that they were accredited investors as defined in Regulation D and a Form D was filed with the Securities and Exchange Commission in the time periods prescribed by Regulation D.


Item 6.   Selected  Financial  Data

     The Trust began trading on January 4, 1999. Set forth below is certain selected historical data for the Trust as of and for the years ended December 31, 2004, 2003, 2002, 2001, 2000, and 1999. The selected historical financial data were derived from the financial statements of the Trust, which were audited by Ernst & Young LLP. The information set forth below should be read in conjunction with the Financial Statements and notes thereto contained elsewhere in this Registration Statement.

                                                   Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------
                                             2004           2003          2002           2001          2000          1999
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Operations Data:
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Realized Gains (Losses)                  $ 32,322,487   $  5,302,391  $(27,250,523)  $ (1,782,272)  $10,979,358  $(3,703,768)
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Net Change in Unrealized Gains (Losses)   (26,036,732)     6,101,017    10,793,154        754,588     4,249,238    2,068,296
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Interest Income                             4,331,899      2,373,246     3,412,276      5,140,993     3,471,048    1,133,335
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Brokerage Commissions                       4,586,994      3,221,120     2,842,588      2,032,721       905,304      292,743
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Management Fees                             3,924,230      2,809,869     2,455,153      1,693,359       766,332      216,625
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Operating Expenses                          2,287,004      1,554,929       944,454        839,741       321,746      117,905
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Net Income (Loss)                            (180,574)     6,190,736   (19,287,288)      (452,512)   16,706,262   (1,129,410)
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------

---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Financial Condition Data
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Investors' Interest                      $358,864,845   $277,595,158  $203,994,413   $197,206,677   $82,233,913  $45,214,754
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Total Assets                              365,368,734    280,812,656   212,016,757    201,133,787    82,937,503   50,271,694
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Net Asset Value Per Class A-1
Leveraged Series Interest                          NA         107.63        106.35         123.84        124.74        90.23
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Net Asset Value Per Class A
Leveraged Series Interest                       95.17          94.98         93.97         110.72        112.76        85.72
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Net Asset Value Per Class B-1
Leveraged Series Interest                          NA         112.71        107.78         123.65        122.69        90.66
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Net Asset Value Per Class B
Leveraged Series Interest                      102.71         100.98         98.37         114.22        114.59        85.82
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Net Asset Value Per Class C
Leveraged Series Interest                       83.21          82.66         81.12          94.87            NA           NA
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Net Asset Value Per Class D
Leveraged Series Interest                      100.00             NA            NA             NA            NA           NA
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Net Asset Value Per Class A-1
Unleveraged Series Interest                        NA         110.60        109.99         114.19        112.40        99.31
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Net Asset Value Per Class
Unleveraged Series Interest                    107.43         106.87        106.46         111.00        109.74        97.39
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Net Asset Value Per Class B-1
Unleveraged Series Interest                        NA         116.55        114.37         117.66        114.67       100.31
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Net Asset Value Per Class B
Unleveraged Series Interest                    113.97         112.24        110.57         114.28        111.87        98.29
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Net Asset Value Per Class C
Unleveraged Series Interest                    100.00             NA            NA             NA            NA           NA
---------------------------------------  -------------  ------------  -------------  -------------  -----------  ------------
Net Asset Value Per Class D
Unleveraged Series Interest                    100.00             NA            NA             NA            NA           NA
-----------------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The purpose of the Trust is to replicate the results of the MLM Index(TM), an index designed to measure the risk premium available to futures traders. Designed as such, the results of the Trust depend on two factors, the results of the MLM Index(TM) itself, and the Manager's ability to replicate that Index. It is important to note that the Manager also calculates the results of the MLM Index(TM). Thus, their role is twofold - to calculate the results of the MLM Index(TM), and to replicate the results of the MLM Index(TM) for the Trust. Any changes made to the composition of the MLM Index(TM) by the MLM Index(TM) Committee of the Manager will effect the trading of the Trust, since the object of the Trust is to replicate the MLM Index(TM) as published.

Results  of  the  MLM  Index(TM)

     The MLM Index(TM) is calculated from the prices of 22 liquid futures markets. These markets are traded on domestic and foreign exchanges. For each market, the MLM Index(TM) generally uses the price of 4 different delivery months each year. For example, in the Japanese Yen futures market, the MLM Index(TM) uses the March, June, September and December delivery months. On the day before trading day, the MLM Index(TM) determines whether to hold a long or short position in each constituent contract based on the calculation methodology of the MLM Index(TM). Once established, that position is held for the subsequent period, at which time it is re-evaluated. The monthly results of each constituent market are then used to calculate the MLM Index(TM) return. The objective of the Trust is to replicate this monthly return.

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

     In order to accomplish this objective, the Manager must calculate the number of contracts based on both the assets in the Trust and the distribution of the assets between the Unleveraged and Leveraged Series of the Trust. Since the MLM Index(TM) rebalances positions each month, at that time the Manager must ascertain the asset level and execute orders to achieve the desired allocations. This is achieved by adding the performance results of the Trust for the month to the assets at the beginning of the month, and adding additions of capital from new subscriptions and subtracting redemptions in order to determine the asset level at the end of the period.

Summary  of  Critical  Accounting  Policies

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reports in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Trust's significant accounting policies are described in detail in Note 2 of the Notes to Financial Statements.

     The Trust records all investments at market value in its financial statements, with changes in market value reported as a component of realized and unrealized gain (loss) on investments in the Statements of Operations.
Generally, market values are based on market prices; however, in certain circumstances, significant judgments and estimates are involved in determining market value in the absence of an active market closing price.

Financial  Condition

     To replicate the results of the MLM Index(TM), the Trust must effect trades on domestic or foreign futures exchanges. Since the beginning of operations the Trust has used Refco, LLC as its futures commission merchant. The Manager deposits a percentage of the assets of the Trust in two separate accounts at Refco, one for the Unleveraged Series and one for the Leveraged Series. The amount deposited is determined by the margin requirement established by the exchanges to hold the positions in the Trust. The margin requirement varies, but is generally about 4.5% of assets for the Unleveraged Series and 13.5% of assets for the Leveraged Series.

     The balance of the assets of the Trust is held in two separate custodial accounts at Investors Bank and Trust (the "Bank"). The Trust has contracted with Credit Suisse Asset Management (CSAM) to manage the money in these accounts so as to maximize the interest income which accrues to the Trust, while maintaining strict credit controls as determined by the CE Act. When Refco requires additional assets to maintain the positions for the Trust, the Bank makes a wire transfer to Refco. If Refco has surplus assets in the accounts, Refco makes a wire transfer to the accounts at the Bank.

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


Liquidity

     The majority of the Trust's assets are held in liquid short term interest rate instruments. The Trust takes substantial exposure in futures markets, which require relatively small deposits, called margin, to hold the positions. In general, the Trust will have about 10% of its assets on deposit with brokers as margin, with the balance held in accounts with a major financial institution.

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

     During calendar year 2004, the most profitable sector for the Trust was the Energy sector (Crude Oil, Heating Oil, Unleaded Gas, and Natural Gas), while the least profitable sector was the Tropicals (Cotton, Sugar and Coffee). The ranking of the Tropicals is a repeat of calendar year 2003. The MLM Index(TM) is designed to capture returns from sustained trends in the constituent futures markets. When these trends exist in a market or sector, the MLM Index(TM) tends to exhibit positive performance in that market or sector. Conversely, if a market or sector is trendless and volatile, the performance for the market of sector is likely to be negative. The results of the Energy and Tropical sectors illustrate these design characteristics. During 2004, Crude Oil prices substantially rose from around $30/barrel to around $53/barrel. The change during that period was very orderly. The MLM Index(TM) remained long Crude Oil during that period. The behavior of Crude Oil contrasts significantly with the behavior of the Coffee market. The coffee market began 2004 around 80 cents per pound and ended around 110 cents per pound. During the year it ranged up to 95 cents and down to 75 cents. The stability combined with volatility led to frequent changes in positions, generally an indication of poor results.

     The MLM Index(TM) is not designed to predict which market will exhibit positive performance in any given year. The manager does not select the constituent markets based on expectations of future performance. The MLM Index(TM) is designed to represent participation in a diverse basket of future contracts using a trend-following algorithm. The MLM Index(TM) is a diversified Index producing different levels of return in the various sectors from year to year.

     The Trust incurs various kinds of credit risk in its operations. In order to facilitate the trading of the Trust, assets must be placed with both Futures Commission Merchants and Broker/Dealers. Management of the Trust deals only with established registered firms in both capacities, and monitors their financial condition on an ongoing basis. In addition, if the Trust were to enter into over the counter transactions, additional counterparty risk would be incurred. There were no OTC transactions during 2004.

Results  of  Operations

     For the Fiscal Year ending 12/31/2004 the Trust had assets of $365,368,734, compared with assets of $280,812,656, on 12/31/2003 and assets of $212,016,757, on 12/31/2002. Liabilities of the Trust totaled $6,503,889 in the 2004 fiscal year, compared with $3,217,498 in the 2003 fiscal year, $8,022,344 in the 2002 fiscal year, and $3,927,110 for the 2001 fiscal year. Net income (loss) from operations was $(180,574), compared with $6,190,736 in 2003, and $(19,287,288)
in  2002.

     The  Trust's  net  income is directly related to the performance of the MLM
Index(TM), which the Trust is designed to replicate. For the 12 months ending 12/31/04, MLM Index(TM) performance was +3.52%, lower than the +3.92% recorded in 2003, but higher than the -1.63% recorded in 2002. Trust performance may be negative in years when the MLM Index(TM) is positive due to the timing of subscriptions and redemptions, the fees charged, and the allocation of assets between the Unleveraged and Leveraged Series of the Trust. Since inception of the Trust, the correlation of monthly results between the Unleveraged Series of the Trust and the MLM Index(TM) adjusted for fees is 0.99. The correlation between the Leveraged Series of the Trust and the MLM Index(TM) adjusted for leverage and fees is 0.99.

     The components of the return of the MLM Index(TM) are the capital gains earned from the changes in futures market prices, and the interest income earned on cash balances. The mechanics and rules of futures markets allow the Trust to earn interest on approximately 100% of the assets in the Trust. The interest income takes two forms, directly from the Trust's futures broker paid on the margin deposits held by them, and excess cash. During 2001, management altered the method of earning interest on the excess cash. Previously, excess cash was placed in a money market mutual fund. Larger asset size permitted the Trust to retain the services of a professional money manager, CSAM, to invest the Trust's cash assets without the expenses associated with money market mutual funds.

Omission of Review of Certain Quarterly Reports by Independent Registered Public Accounting Firm

     Prior to the third quarter of 2003, the Trust's quarterly reports had not been reviewed by its independent registered public accounting firm. Those previously unreviewed reports have since been reviewed by the Trust's independent registered public accounting firm, and no material differences have been identified as a result of such subsequent reviews.


Item 7A   Quantitative and Qualitative Disclosures About Market Risk

     The following is a discussion of the quantification of market risk for the Trust. Such calculations are often referred to as Value-at-Risk, or VAR. The method used here may or may not differ from other methods used for VAR calculations by other firms. There is no one fixed method of VAR calculation, and this method may not be comparable to other methods.

     The market risk, or VAR of the Trust is directly related to the composition of the MLM Index(TM). Each month, the position of the MLM Index(TM) can be either long or short based on a 252 business day moving average rule. Since positions can be offset inside of sectors (one contract long in a particular commodity and one contract short in a related commodity), specific sector risk is less relevant than the historical risk of the MLM Index(TM) as a whole. Since the object of the Trust is to replicate the MLM Index(TM), it is reasonable to use the historic values of that Index to estimate market risk.

     THE VAR OF THE FUND IS CALCULATED AS FOLLOWS:

     1. The manager calculates the standard deviation of the historical returns of the MLM Index(TM) over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years. Those results for the period ended 12/31/2004 are 0.58% and 1.86%, respectively. It is important to note that this calculation is made on the historical data of the MLM Index(TM). It is not based on the actual trading of the Trust and does not include any operational risk. The standard deviation is used to measure the dispersion of the returns of the MLM Index(TM).
     2. For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability. It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude. The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution. For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100). To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution. For daily returns, this estimate is a loss of 1.974%. For monthly returns the estimate is loss of 6.52125%
     3. To ascertain a dollar loss amount for the Trust, the assets of the Trust as of 12/31/2004 are multiplied by the estimate of the risk calculated in step 2 above. The risk estimate is based on the Unleveraged MLM Index(TM), so Trust assets must be adjusted for the distribution of assets among the Unleveraged and Leveraged Series of the Trust, with the leveraged assets having three times the risk of the Unleveraged assets. Based on the asset levels as of 12/31/2004, the manager estimates that the Trust could expect to lose $14,971,286 in any given day and $48,011,366 in any given month.

     The estimate above, though reasonable, should not be taken as an assurance that losses in the Trust could not be greater than these amounts. This is simply a quantitative estimate based on the historical performance of the MLM Index(TM). The loss that occurs with small probability may be substantially greater than the loss indicted above. Also, market conditions could change dramatically from the conditions that prevailed over the period used to calculate the estimate, affecting the realized volatility of the market. Furthermore, other factors could effect trading, such as the inability to execute orders in a particular market, due to operational or regulatory restrictions that may alter the pattern of the Trust's returns. Specifically, the Manager advises other funds in addition to the Trust. In certain markets there is a limit to the size a position that one entity can control (speculative limits). Since positions cannot exceed speculative limits, the Manager may have to allocate positions across accounts and funds, resulting in a less than complete replication of the MLM Index(TM). It is best to remember the fact that, as outlined in the offering for the Trust, that all the assets invested are at risk of loss.

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

Non-Market  Risk

     Risk from Brokers - The Trust's futures commission merchant, Refco, LLC., holds some portion of the assets of the Trust as margin deposits for futures trading. A failure of Refco could cause the portion of the Trust's assets held there to be at risk or unavailable for an undetermined period of time.

     Speculative Limits - Certain futures exchanges require that positions deemed speculative in nature (as opposed to commercial hedge positions) cannot exceed certain pre-defined levels. All positions in the control of the Manager must be aggregated to determine compliance with these rules. Should the assets of the Manager reach a level such that positions may be capped, accurate replication of the MLM Index(TM) for the Trust may be difficult or impossible. The

Manager may also use certain "Over The Counter" derivatives to achieve the same exposure without exceeding speculative limits. These OTC products would involve taking additional counter-party risk for the Trust in order to achieve accurate replication of the MLM Index(TM). For example, if it was determined that the Trust must hold 10 contracts of Soybeans for a specific delivery, the Trust could execute the appropriate futures contracts on the appropriate futures exchange. Also, the Manager of the Trust may choose to enter into a swap agreement, which would have substantially the same economic effect of the futures position, but would be executed in the over-the-counter market. The swap contract would change the nature of the counter-party from an organized exchange to a single dealer, and would materially increase the non-market risk of holding the position. The Trust has not yet utilized OTC swap contracts.


Item 8.   Financial  Statements  and  Supplementary  Data

     The Partnership's financial statements, together with the independent registered public accounting firm's report thereon, appear on pages F-1 through F-20 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not  applicable


Item 9A.   Controls  and  Procedures.

The President and the Chief Operating Officer of the Manager evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures, which are designed to ensure that the Trust's records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that, as of December 31, 2004, the Trust's disclosure controls are effective. There have been no significant changes in the Trust's internal control over financial reporting in the year ended December 31, 2004 that has materially affected or is reasonably likely to materially affect the Trust's control over financial reporting.

                                    PART III


Item 10.   Directors  and  Executive  Officers

     The Trust has no directors or officers. The Manager manages and conducts the business of the Trust.

     The  principals of the Manager are Roger E. Alcaly, Paul R. DeRosa, Raymond
E.  Ix, Jr., James A. Mehling, John R. Oberkofler, Timothy J. Rudderow and Frank
L.  Vannerson.

     Roger E. Alcaly, age 63, became a principal and Director of the Manager when it merged with CA Partners, Inc., a company he formed with Messrs. Rudderow and Vannerson in 1990 which engaged primarily in convertible arbitrage trading. Prior to helping form CA Partners, Mr. Alcaly was active in leveraged acquisitions, merger arbitrage and value-oriented equity investing, first as a partner of Kellner DiLeo & Co. and KD Equities, each of which engaged in risk-arbitrage trading, and then at Riverside Capital, a company he formed after leaving those firms in May 1987 which engaged in risk-arbitrage trading. Before joining Kellner DiLeo, Mr. Alcaly served as Assistant Director of the Council on Wage and Price Stability and as a Senior Economist at the Federal Reserve Bank of New York, and taught Economics at Columbia University. Mr. Alcaly holds a B.A. from Amherst College and a Ph.D. in Economics from Princeton University.

     Paul R. DeRosa, age 63, became a principal and Director of the Manager when it merged with CA Partners, Inc., which he joined in January 1999. Mr. DeRosa began his career in the securities industry as the money market economist in Citibank's bond trading division. He later became the bank's chief proprietary bond trader and subsequently head of Citibank's financial derivative and capital markets businesses in North America. In 1986 Mr. DeRosa joined E.F. Hutton Co. as co-head of bond trading with particular responsibility for mortgage trading and finance. In 1989 he helped to establish Eastbridge Holdings Inc., a bond and currency trading company in New York, and served as President and CEO from June 1995 to June 1998. Mr. DeRosa holds a Ph.D. in Economics from Columbia University.

     Raymond E. Ix, Jr., age 41, is a Senior Vice President and a Director of the Manager. Mr. Ix joined Mount Lucas in 1992 and is responsible for institutional marketing and client service. From 1989 to 1992, Mr. Ix was employed by Little Brook Corporation of New Jersey, a commodity trading advisor, where he was involved in implementing the firm's technical trading systems. Before joining Little Brook, Mr. Ix was the Fixed Income Administrative Manager at Delaware Management Company, a company which advised institutional and individual investors. Mr. Ix received a B.S. in accounting from Saint Joseph's University in 1986.

     James A. Mehling, age 55, is a Vice President and Chief Operating Officer of the Manager. Before joining Mount Lucas in June 1999, Mr. Mehling had served as President and Chief Investment Officer of Monitor Capital Advisors, a company which managed institutional stock and bond portfolios and mutual funds, beginning in 1991. Mr. Mehling started his career in financial services with Merrill Lynch in 1976 and eventually managed a trading desk for Merrill Lynch Government Securities. He is a CFA charter holder and has served as a volunteer on the CFA examination grading committee. Mr. Mehling received a B.S. in Aviation Engineering from Western Michigan University in 1970.

     John R. Oberkofler, age 45, is a Vice President and Director of Trading for the Manager since 1999. From 1986 to 1999, he was employed as Senior Trader by Little Brook Corporation of New Jersey. Mr. Oberkofler received a B.S. in
Finance  from  Seton  Hall  University  in  1982.

     Timothy J. Rudderow, age 49, is President and a Director of the Manager, which he helped to establish in 1986. Prior to the mergers that took place in October 1999, Mr. Rudderow was also a principal of Little Brook Corporation of New Jersey, which he joined in 1983 as Director of Research and Development, and of CA Partners, Inc., a company he helped form in 1990. Prior to joining Little Brook, Mr. Rudderow was employed by Commodities Corporation, a company which was a commodity trading advisor, with responsibilities for the design and management of technical trading systems. Before joining Commodities Corporation, Mr. Rudderow taught Economics at Drexel University. Mr. Rudderow received a B.A. in Mathematics from Rutgers University in 1977 and an M.B.A. in Management Analysis from Drexel University in 1979.

     Frank L. Vannerson, age 66, is Chairman, a Director and a founder of the Manager. He also helped form two other companies that merged with the Manager in October 1999, Little Brook Corporation of New Jersey in 1980 and CA Partners, Inc. in 1990. In 1969, Mr. Vannerson co-founded Commodities Corporation and served that company as Senior Vice President and a member of the Management
Policy Committee from 1975 to 1980. From 1984 to 1989, he was a member of Commodities Corporation's Board of Directors and a consultant to the Management Policy Committee. Before joining Commodities Corporation, Mr. Vannerson was a commodity economist with Nabisco Inc. and an economic consultant with Mathematica Inc. He holds a B.S. in Economics from Wichita State University and a Ph.D. in Economics from Princeton University where he was a member of the faculty in the Department of Economics from 1965 to 1966. He currently serves on the Advisory Council to the Princeton University Department of Economics.

Code of Ethics

     The Trust does not have any officers; therefore, it has not adopted a code of ethics applicable to the Trust's principal executive officer principal financial officer, principal accounting officer and persons performing similar functions. The Manager is primarily responsible for the day to day administrative and operational aspects of the Trust's business. The Manager has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions and a copy of such code is included in Exhibit 14.1.

Item 11.   Executive  Compensation

     The Trust has no directors or executive officers. The Manager receives management and other fees from the Trust as described in Item 1 - Fees and Expenses.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The Trust has no directors or officers. The Manager manages and conducts the business of the Trust. As of December 31, 2004, the Manager had an investment of $1,140.82 in the Unleveraged Series and $1,130.95 in the Leveraged Series.


Item 13.   Certain  Relationships  and  Related  Transactions

     The Manager manages and conducts the business of the Trust. The Manager receives management and other fees from the Trust as described in Item 1 - Fees and Expenses.

     For the years ended December 31, 2004, 2003, and 2002, the Manager received from the Trust:

     (1) management fees in the amount of $3,924,230, $2,809,869, and $2,455,153, respectively;
     (2) brokerage fees in the amount of $402,138 for December 2004. No brokerage fees were paid to the Manager for the period January 1, 2004 to November 30, 2004 or for the years ended 2003 and 2002.;
     (3) organizational fees in the amounts of $509,402, $349,492, and $317,678 respectively.


Item 14.   Principal  Accountant  Fees  and  Services.

     Audit Fees. The aggregate fees billed to the Trust by the independent registered public accounting firm, Ernst & Young LLP ("E&Y"), for professional services rendered in connection with the audit of the Trust's financial statements included in this Annual Report on Form 10-K, and for review of the statements included in the Trust's Quarterly Reports on Form 10-Q, totaled approximately $68,000, $66,900, and $30,000 for the fiscal years 2004, 2003, and 2002 respectively.

     Audit-Related Fees. There were no fees billed to the Trust by E&Y for assurance and related services that are reasonably related to the performance of the audit and review of the Trust's financial statements that are not already reported in the paragraph immediately above for the years 2004, 2003, and 2002 respectively.

     Tax Fees. The aggregate fees billed to the Trust by E&Y for professional services rendered by E&Y for tax compliance totaled approximately $26,000, $19,000 and $16,000 for the years 2004, 2003 and 2002, respectively. These services included review of the Trust's domestic tax compliance information.

     All Other Fees. There were no fees billed to the Trust by E&Y for products and services provided by E&Y other than as set forth above for the years 2004, 2003 and 2002.

     Engagement of the Independent Registered Public Accounting Firm. The Manager is responsible for approving every engagement of E&Y to perform audit or non-audit services for the Trust before E&Y is engaged to provide those services. The Manager considers whether the provision of any non-audit provisions is compatible with maintaining E&Y's independence.

                                     PART IV


Item 15.  Exhibits,  Financial  Statement  Schedules,  and Reports on Form 8-K.

          (a)  Exhibits

               3.7 Amendment No. 5 to the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index(TM) Fund

               14.1  Code  of  Ethics

               31.1 Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

               31.2 Certification of Vice President and Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

               32.1 Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               32.2 Certification of Vice President and Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports  on  Form  8-K

The Trust did not file any reports on Form 8-K during 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MLM Index(TM) Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               MLM INDEX(TM) FUND

               By:     Mount Lucas Management Corporation
               Its: Manager

               By:  /s/ Timothy J. Rudderow
               ------------------------------------
               Timothy J. Rudderow, President

Date:  March 15, 2005

2004 10K Marked.Doc
Financial Statements
MLM Index Fund
Years ended December 31, 2004 and 2003
with Report of Independent Registered Public Accounting Firm

                          Mount Lucas Management Corp.
                          47 Hulfish Street, Suite 510
                               Princeton, NJ 08542
                            Telephone (609) 924-8868


                   Affirmation of the Commodity Pool Operator


I affirm that, to the best of my knowledge and belief, the information contained in the attached financial statements of MLM Index Fund for the years ended December 31, 2004 and 2003 is accurate and complete.




                              Timothy J. Rudderow
                              President
                              Mount Lucas Management Corporation
                              General Partner
                              MLM Index Fund

                               MLM Index(TM) Fund

                              Financial Statements


                     Years ended December 31, 2004 and 2003




                                    CONTENTS


Affirmation of Commodity Pool Operator . . . . . . . . . . . . . . . . . . . F-2
Report of Independent Registered Public Accounting Firm. . . . . . . . . . . F-4
Statements of Financial Condition. . . . . . . . . . . . . . . . . . . . . . F-5
Condensed Schedules of Investments . . . . . . . . . . . . . . . . . . . . . F-6
Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . F-8
Statements of Changes in Investors' Interest . . . . . . . . . . . . . . . . F-9
Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . .F-13
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .F-14



             Report of Independent Registered Public Accounting Firm

To the Investors of
  MLM Index(TM) Fund

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of MLM Index(TM) Fund (the "Fund") as of December 31, 2004 and 2003, and the related statements of operations, changes in investors' interest and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MLM Index(TM) Fund at December 31, 2004 and 2003, and the results of its operations, changes in its investors' interest, and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.



January 31, 2005

                               MLM Index(TM) Fund

                        Statements of Financial Condition


                                                  DECEMBER 31
                                               2004          2003
                                           --------------------------
ASSETS
Cash and cash equivalents                  $347,850,015  $254,185,997
Due from broker                              17,275,811    26,593,584
Prepaid expenses                                219,720             -
Interest receivable                              21,711        33,075
Other assets                                      1,477             -
                                           --------------------------
Total assets                               $365,368,734  $280,812,656
                                           ==========================

LIABILITIES AND INVESTORS' INTEREST
Redemptions payable                        $  4,706,201  $  2,478,744
Brokerage commissions payable                   402,138       303,795
Management fee payable                          473,458       318,664
Accrued expenses                                643,592       116,295
Subscriptions received in advance               278,500             -
                                           --------------------------
Total liabilities                             6,503,889     3,217,498

Investors' interest                         358,864,845   277,595,158
                                           --------------------------
Total liabilities and investors' interest  $365,368,734  $280,812,656
                                           ==========================

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

                                MLM Index(TM) Fund

                        Condensed Schedules of Investments

                                December 31, 2004

                                                    UNREALIZED     PERCENTAGE OF
                                                   APPRECIATION      INVESTORS'
                                                  (DEPRECIATION)      INTEREST

DESCRIPTION
---------------------------------------------------------------------------------

FUTURES
Long futures contracts(1)
  Financial                                       $      609,934            0.17%
  Commodity                                           (4,038,780)         (1.13)%
                                                  -------------------------------
                                                      (3,428,846)         (0.96)%
Short futures contracts(1)
  Commodity                                            1,287,475            0.36%
                                                  -------------------------------

Net unrealized depreciation on futures contracts  $   (2,141,371)         (0.60)%
                                                  ===============================

(1) All such amounts are included, net, in due from brokers on the statements of financial condition.

                                MLM Index(TM) Fund

                  Condensed Schedules of Investments (continued)

                                December 31, 2003

                                                    UNREALIZED     PERCENTAGE OF
                                                   APPRECIATION      INVESTORS'
                                                  (DEPRECIATION)      INTEREST

DESCRIPTION
---------------------------------------------------------------------------------

FUTURES
Long futures contracts(1)
  Financial                                       $     4,805,917           1.73%
  Commodity                                            17,659,479           6.36%
                                                  -------------------------------
                                                       22,465,396           8.09%
Short futures contracts(1)
  Commodity                                             1,429,965           0.52%
                                                  -------------------------------

Net unrealized appreciation on futures contracts  $    23,895,361           8.61%
                                                  ===============================

(1) All such amounts are included, net, in due from brokers on the statements of financial condition.

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

                                 MLM Index(TM) Fund

                              Statements of Operations


                                                   YEARS ENDED DECEMBER 31
                                              2004           2003          2002
                                          ------------------------------------------
INVESTMENT INCOME
Interest                                  $  4,331,899   $ 2,373,246   $  3,412,276

EXPENSES
Brokerage commissions                        4,586,994     3,221,120      2,842,588
Management fee                               3,924,230     2,809,869      2,455,153
Operating expenses                           2,287,004     1,554,929        944,454
                                          ------------------------------------------
Total expenses                              10,798,228     7,585,918      6,242,195
                                          ------------------------------------------

Net investment loss                         (6,466,329)   (5,212,672)    (2,829,919)

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS
Net realized gain (loss) on investments     32,322,487     5,302,391    (27,250,523)
Net change in unrealized appreciation
  (depreciation) on investments            (26,036,732)    6,101,017     10,793,154
                                          ------------------------------------------
Net realized and unrealized gain (loss)
  on investments                             6,285,755    11,403,408    (16,457,369)
                                          ------------------------------------------

Net income (loss)                         $   (180,574)  $ 6,190,736   $(19,287,288)
                                          ==========================================


The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

                                                       MLM Index(TM) Fund

                                          Statements of Changes in Investors' Interest

                                                  Year ended December 31, 2004


                                                                    LEVERAGED SERIES
                              --------------------------------------------------------------------------------------------------
                                                                                                                        TOTAL
                               CLASS A-1     CLASS A      CLASS B-1       CLASS B        CLASS C       CLASS D      LEVERAGED
                                SHARES        SHARES        SHARES         SHARES       SHARES(1)     SHARES(1)        SERIES
                              --------------------------------------------------------------------------------------------------
Investors' interest at
  December 31, 2003           $  112,117   $31,010,253   $ 1,678,368   $ 110,464,301   $ 8,933,897   $         -  $ 152,198,936
Subscriptions                          -    11,430,001           199      44,536,537     1,000,000     1,500,000     58,466,737
Redemptions                      (81,397)   (6,811,011)     (503,723)    (18,543,797)   (1,000,000)            -    (26,939,928)
Transfers                        (32,233)      929,768    (1,207,817)    (15,172,404)       32,233    19,389,960      3,939,507
Other (Selling commissions)            -       (19,970)            -               -             -             -        (19,970)
Net income (loss)                  1,513      (485,507)       32,973        (567,664)       76,619             -       (942,066)
                              --------------------------------------------------------------------------------------------------
Investors' interest at
  December 31, 2004           $        -   $36,053,534   $         -   $ 120,716,973   $ 9,042,749   $20,889,960  $ 186,703,216
                              ==================================================================================================

Shares at December 31, 2003     1,041.75    326,477.19     14,890.59    1,093,941.49    108,085.69             -   1,544,436.71
Subscriptions                          -    112,558.00          1.72      407,050.98     11,974.91     15,000.00     546,585.61
Redemptions                      (746.25)   (69,879.98)    (4,473.96)    (176,243.38)   (12,160.51)            -    (263,504.08)
Transfers                        (295.50)     9,677.32    (10,418.35)    (149,456.26)       771.95    193,899.60      44,178.76
                              --------------------------------------------------------------------------------------------------
Shares at December 31, 2004            -    378,832.53             -    1,175,292.83    108,672.04    208,899.60   1,871,697.00
                              ==================================================================================================

Net asset value per share:
December 31, 2004             $        -   $     95.17   $         -   $      102.71   $     83.21   $    100.00
                              ==================================================================================

(1) On December 31, 2004, Class A-1 and Class B-1 were closed by the General Partner. Certain investors chose to reinvest in Class C and Class D shares.

                                                     MLM Index(TM) Fund

                                  Statements of Changes in Investors' Interest (continued)

                                                Year ended December 31, 2004


                                                                   UNLEVERAGED SERIES
                              ---------------------------------------------------------------------------------------------
                                                                                                                 TOTAL
                               CLASS A-1     CLASS A      CLASS B-1      CLASS B      CLASS C     CLASS D     UNLEVERAGED
                                SHARES        SHARES       SHARES        SHARES      SHARES(1)   SHARES(1)       SERIES
                              ---------------------------------------------------------------------------------------------
Investors' interest at
  December 31, 2003           $  652,400   $17,751,361   $1,256,307   $105,736,154   $       -  $         -  $ 125,396,222
Subscriptions                          -    11,910,118            -     58,392,549           -    4,000,000     74,302,667
Redemptions                     (190,541)   (2,480,175)    (916,155)   (20,757,733)          -            -    (24,344,604)
Transfers                       (468,278)   (1,754,157)    (365,478)   (62,959,858)    468,278   61,139,985     (3,939,508)
Other (Selling commissions)            -       (14,640)           -              -           -            -        (14,640)
Net income (loss)                  6,419        42,321       25,326        687,426           -            -        761,492
                              ---------------------------------------------------------------------------------------------
Investors' interest at
  December 31, 2004           $        -   $25,454,828   $        -   $ 81,098,538   $ 468,278  $65,139,985  $ 172,161,629
                              =============================================================================================

Shares at December 31, 2003     5,898.64    166,108.28    10,778.97     942,036.11           -            -   1,124,822.00
Subscriptions                          -    110,016.59            -     507,739.65           -    40,000.00     657,756.24
Redemptions                    (1,705.98)   (22,991.77)   (7,705.17)   (186,183.28)          -            -    (218,586.20)
Transfers                      (4,192.66)   (16,196.01)   (3,073.80)   (552,035.12)   4,682.78   611,399.85      40,585.04
                              ---------------------------------------------------------------------------------------------
Shares at December 31, 2004            -    236,937.09            -     711,557.36    4,682.78   651,399.85   1,604,577.08
                              =============================================================================================

Net asset value per share:
December 31, 2004             $        -   $    107.43   $        -   $     113.97   $  100.00  $    100.00
                              =============================================================================


                              ---------------------
                                      TOTAL
                               INVESTORS' INTEREST
                                    ($100 PAR
                                  VALUE/SHARE)
                              ---------------------
Investors' interest at
  December 31, 2003           $        277,595,158
Subscriptions                          132,769,404
Redemptions                            (51,284,533)
Transfers                                        -
Other (Selling commissions)                (34,610)
Net income (loss)                         (180,574)
                              ---------------------
Investors' interest at
  December 31, 2004           $        358,864,845
                              =====================

Shares at December 31, 2003           2,669,258.71
Subscriptions                         1,204,341.85
Redemptions                            (482,090.28)
Transfers                                84,763.80
                              ---------------------
Shares at December 31, 2004           3,476,274.08
                              =====================

Net asset value per share:
December 31, 2004

(1) On December 31, 2004, Class A-1 and Class B-1 were closed by the General Partner. Certain investors chose to reinvest in Class C and Class D shares.

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

                                                  MLM Index(TM) Fund

                               Statements of Changes in Investors' Interest (continued)

                                         For the year ended December 31, 2003


                                                                  LEVERAGED SERIES
                                   -----------------------------------------------------------------------------------
                                                                                                            TOTAL
                                    CLASS A-1     CLASS A      CLASS B-1      CLASS B        CLASS C      LEVERAGED
                                     SHARES        SHARES       SHARES         SHARES        SHARES         SERIES
                                   -----------------------------------------------------------------------------------
Investors' interest at
  December 31, 2002                $  166,740   $27,666,865   $1,820,270   $  90,368,012   $ 6,071,072  $ 126,092,959
Subscriptions                               -     8,212,819            -      30,159,498     2,581,500     40,953,817
Redemptions                           (58,785)   (4,546,565)    (214,204)    (14,736,734)            -    (19,556,288)
Transfers                                   -      (478,939)           -       1,673,188             -      1,194,249
Other (Selling commissions)                 -       (70,426)           -               -             -        (70,426)
Net income                              4,162       226,499       72,302       3,000,337       281,325      3,584,625
                                   -----------------------------------------------------------------------------------
Investors' interest at
  December 31, 2003                $  112,117   $31,010,253   $1,678,368   $ 110,464,301   $ 8,933,897  $ 152,198,936
                                   ===================================================================================

Shares at December 31, 2002          1,567.81    294,432.67    16,888.48      918,690.21     74,838.99   1,306,418.16
Subscriptions                               -     89,806.31            -      314,287.47     33,246.70     437,340.48
Redemptions                           (526.06)   (52,505.52)   (1,997.89)    (155,925.01)            -    (210,954.48)
Transfers                                   -     (5,256.27)           -       16,888.82             -      11,632.55
                                   -----------------------------------------------------------------------------------
Shares at December 31, 2003          1,041.75    326,477.19    14,890.59    1,093,941.49    108,085.69   1,544,436.71
                                   ===================================================================================

Net asset value per share:
December 31, 2003                  $   107.63   $     94.98   $   112.71   $      100.98   $     82.66
                                   ===================================================================


                                                                       UNLEVERAGED SERIES
                                   --------------------------------------------------------------------------------------------
                                                                                                                  TOTAL
                                                                                              TOTAL        INVESTORS' INTEREST
                                    CLASS A-1     CLASS A      CLASS B-1      CLASS B      UNLEVERAGED          ($100 PAR
                                     SHARES        SHARES       SHARES        SHARES          SERIES          VALUE/SHARE)
                                   --------------------------------------------------------------------------------------------
Investors' interest at
  December 31, 2002                $  800,249   $13,253,585   $1,233,316   $ 62,614,304   $  77,901,454   $        203,994,413
Subscriptions                               -     6,254,104            -     55,392,363      61,646,467            102,600,284
Redemptions                          (153,541)   (1,831,621)        (568)   (13,516,037)    (15,501,767)           (35,058,055)
Transfers                                   -        66,509            -     (1,260,758)     (1,194,249)                     -
Other (Selling commissions)                 -       (61,794)           -              -         (61,794)              (132,220)
Net income                              5,692        70,578       23,559      2,506,282       2,606,111              6,190,736
                                   --------------------------------------------------------------------------------------------
Investors' interest at
  December 31, 2003                $  652,400   $17,751,361   $1,256,307   $105,736,154   $ 125,396,222   $        277,595,158
                                   ============================================================================================

Shares at December 31, 2002          7,275.76    124,491.78    10,783.92     566,291.85      708,843.31           2,015,261.47
Subscriptions                               -     58,395.81            -     509,109.17      567,504.98           1,004,845.46
Redemptions                         (1,377.12)   (17,476.15)       (4.95)   (122,027.14)    (140,885.36)           (351,839.84)
Transfers                                   -        696.84            -     (11,337.77)     (10,640.93)                991.62
                                   --------------------------------------------------------------------------------------------
Shares at December 31, 2003          5,898.64    166,108.28    10,778.97     942,036.11    1,124,822.00           2,669,258.71
                                   ============================================================================================

Net asset value per share:
December 31, 2003                  $   110.60   $    106.87   $   116.55   $     112.24
                                   =====================================================

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

                                                    MLM Index(TM) Fund

                                 Statements of Changes in Investors' Interest (continued)

                                           For the year ended December 31, 2002


                                                                      ENHANCED SERIES
                                      -----------------------------------------------------------------------------------
                                                                                                               TOTAL
                                       CLASS A-1     CLASS A      CLASS B-1       CLASS B       CLASS C       ENHANCED
                                        SHARES        SHARES        SHARES        SHARES        SHARES         SERIES
                                      -----------------------------------------------------------------------------------
Investors' interest at
  December 31, 2001                   $  153,689   $26,820,513   $ 4,193,995   $ 91,711,548   $4,024,210   $ 126,903,955
Subscriptions                                  -     8,413,427        24,875     30,330,410    2,495,000      41,263,712
Redemptions                              (19,733)   (2,915,007)   (1,205,857)   (15,209,311)           -     (19,349,908)
Transfers                                 54,045      (715,360)     (704,143)    (3,903,454)           -      (5,268,912)
Other (Selling commissions)                    -       (74,963)            -              -      (37,250)       (112,213)
Net loss                                 (21,261)   (3,861,745)     (488,600)   (12,561,181)    (410,888)    (17,343,675)
                                      -----------------------------------------------------------------------------------
Investors' interest at
  December 31, 2002                   $  166,740   $27,666,865   $ 1,820,270   $ 90,368,012   $6,071,072   $ 126,092,959
                                      ===================================================================================

Shares at December 31, 2001             1,240.99    242,231.27     33,918.00     802,953.00    42,419.00    1,122,762.26
Subscriptions                                  -     90,974.41        197.24     313,223.04    32,419.78      436,814.47
Redemptions                              (199.00)   (30,517.08)   (10,694.11)   (157,164.08)           -     (198,574.27)
Transfers                                 525.82     (8,255.93)    (6,532.65)    (40,321.75)        0.21      (54,584.30)
Other                                          -             -             -              -            -               -
                                      -----------------------------------------------------------------------------------
Shares at December 31, 2002             1,567.81    294,432.67     16,888.48     918,690.21    74,838.99    1,306,418.16
                                      ===================================================================================

Net asset value per share:
December 31, 2002                     $   106.35   $     93.97   $    107.78   $      98.37   $    81.12
                                      ===================================================================


                                                                       UNLEVERAGED SERIES
                                      ------------------------------------------------------------------------------------
                                                                                                                TOTAL
                                                                                                 TOTAL        INVESTORS'
                                       CLASS A-1     CLASS A      CLASS B-1      CLASS B      UNLEVERAGED      INTEREST
                                        SHARES        SHARES       SHARES        SHARES         SERIES        ($100 PAR
                                                                                                             VALUE/SHARE)
                                      ------------------------------------------------------------------------------------
Investors' interest at
  December 31, 2001                   $  910,801   $ 8,248,822   $1,985,391   $ 59,157,708   $ 70,302,722   $ 197,206,677
Subscriptions                                  -     8,258,851            -     19,739,299     27,998,150      69,261,862
Redemptions                              (21,267)   (2,666,621)    (713,431)   (20,253,781)   (23,655,100)    (43,005,008)
Transfers                                (54,044)     (185,926)           1      5,508,881      5,268,912               -
Other (Selling commissions)                    -       (69,617)           -              -        (69,617)       (181,830)
Net loss                                 (35,241)     (331,924)     (38,645)    (1,537,803)    (1,943,613)    (19,287,288)
                                      ------------------------------------------------------------------------------------
Investors' interest at
  December 31, 2002                   $  800,249   $13,253,585   $1,233,316   $ 62,614,304   $ 77,901,454   $ 203,994,413
                                      ====================================================================================

Shares at December 31, 2001             7,975.90     74,313.00    16,874.00     517,660.26     616,823.16    1,739,585.42
Subscriptions                                  -     77,152.56            -     181,449.52     258,602.08      695,416.55
Redemptions                              (199.00)   (25,225.45)   (6,089.43)   (183,401.96)   (214,915.84)    (413,490.11)
Transfers                                (501.14)    (1,748.33)        0.65      50,584.03      48,333.91       (6,250.39)
Other                                          -             -            -              -              -               -
                                      ------------------------------------------------------------------------------------
Shares at December 31, 2002             7,275.76    124,491.78    10,783.92     566,291.85     708,843.31    2,015,261.47
                                      ====================================================================================

Net asset value per share:
December 31, 2002                     $   109.99   $    106.46   $   114.37   $     110.57
                                      =====================================================

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

                                       MLM Index(TM) Fund

                                    Statements of Cash Flows


                                                              YEARS ENDED DECEMBER 31
                                                        2004           2003           2002
                                                    -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   $   (180,574)  $  6,190,736   $(19,287,288)
Adjustments to reconcile net income (loss) to
  net cash and cash equivalents provided by
  (used in) operating activities:
    Net change in operating assets and
      liabilities:
        Due from broker                                3,032,020    (21,757,408)    26,360,160
        Certificate of deposit                                 -              -      4,502,290
        Prepaid expenses                                (219,720)             -              -
        Interest receivable                               11,364             82        465,589
        Other assets                                      (1,477)             -              -
        Brokerage commissions payable                     98,343         66,491        (19,818)
        Management fee payable                           154,794         55,112          8,086
        Accrued expenses                                 527,297        (28,119)      (106,769)
        Unrealized appreciation (depreciation) on
          investments                                (26,036,732)     6,101,017     10,793,154
        Net realized gain on investments              32,322,487      5,302,391    (27,250,523)
                                                    -------------------------------------------
Net cash and cash equivalents provided by
  (used in) operating activities                       9,707,802     (4,069,698)    (4,535,119)
                                                    -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Subscriptions received, net of selling
commissions                                          132,734,794    102,468,065     69,080,032
Subscriptions received in advance                        278,500              -              -
Redemptions paid                                     (49,057,076)   (39,956,386)   (38,791,272)
                                                    -------------------------------------------
Net cash and cash equivalents provided by
  financing activities                                83,956,216     62,511,679     30,288,760
                                                    -------------------------------------------

Net increase in cash and cash equivalents             93,664,018     58,441,981     25,753,641
Cash and cash equivalents at beginning of year       254,185,997    195,744,016    169,990,375
                                                    -------------------------------------------
Cash and cash equivalents at end of year            $347,850,015   $254,185,997   $195,744,016
                                                    ===========================================

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

                                 MLM Index Fund

                          Notes to Financial Statements

                           December 31, 2004 and 2003


1.  ORGANIZATION

MLM Index(TM) Fund (the "Fund") was formed under the Business Trust Statute of the State of Delaware as a business trust in December 1997 and commenced operations on January 4, 1999. The Fund was organized for the primary purpose of seeking capital appreciation through the speculative trading of a diversified portfolio of futures contracts traded on U.S. exchanges using the MLM Index(TM) Trading Program, which is based upon the MLM Index(TM) (the "Index"). The Index is a benchmark of the hypothetical returns available to a futures investor. The Index is comprised of a diverse portfolio of futures markets, including both financial and tangible markets. Only highly liquid futures markets are currently included in the Index.

Mount Lucas Management Corporation (the "Manager") is the investment manager of the Fund and is responsible for the allocation of the Fund's interest among a mix of trading approaches. The Manager is a registered investment advisor under the Investment Adviser's Act of 1940, is registered as a commodity pool operator and a commodity-trading advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association.

2.  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

CASH  AND  CASH  EQUIVALENTS

Cash and cash equivalents consist of highly liquid financial instruments with maturities of three months or less. The Fund's cash and cash equivalents consisted of approximately:

                          DECEMBER 31, 2004   DECEMBER 31, 2003
                         --------------------------------------
Overnight money markets  $       46,281,000  $       82,034,000
Money market securities         299,006,000         169,598,000

                                 MLM Index Fund

2.  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

DUE  FROM  BROKERS

The Fund's trading activities utilize one broker located in the United States. Due from broker represents cash balances held, unrealized profit or loss on futures contracts, and amounts receivable or payable for transactions not settled at December 31, 2004.

VALUATION  OF  TRADING  POSITIONS

The Fund's trading positions are valued at market value. Cash equivalents are carried at amortized cost which approximates fair value. All positions including the net unrealized appreciation or depreciation are included in amounts due from broker. Market value is principally based on listed market prices or broker or dealer price quotations. The resulting change in unrealized profit or loss is reflected in net change in unrealized appreciation (depreciation) on investments on the statements of operations.


INVESTMENT  TRANSACTIONS  AND  INVESTMENT  INCOME

All security transactions are recorded on a trade date basis. Realized gain and loss is recorded on the specific identification method. Interest income are recorded using the accrual basis of accounting.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The fair value of the Partnership's assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments," approximates the carrying amounts presented in the financial statements.

USE  OF  ESTIMATES

The preparation of the accompanying financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                 MLM Index Fund

2.  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

INCOME  TAXES

The Unleveraged Series and the Leveraged Series each are classified for federal income tax purposes as separate partnerships. Investors in each Series will reflect their proportionate share of realized profit or loss on their separate tax returns. Accordingly, no provisions for income taxes are required for the Fund.

3.  INVESTORS'  INTEREST

The Fund is comprised of two series: the Unleveraged Series, which attempts to replicate the Index without leverage, and the Leveraged Series (collectively, the "Series"), which attempts to replicate Index at three times leverage. Prior to December 2004, each Series had five classes of shares: Class A, Class A-1, Class B, Class B-1 and Class C. On December 1, 2004, Class D shares were offered in each Series. On December 31, 2004, the General Partner elected to close Class A-1 and Class B-1. Class A, Class B, Class C and Class D share are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class' net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days written notice to the Manager.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor's capital account.

The Manager paid all of the expenses associated with the organization of the Fund and the offered shares. As a result, each shareholder of Class A and Class B shares pays the Manager an organizational fee in the amount of 0.5% of their aggregate investment, net of any selling commission. Class A and Class B shareholders are not charged an organizational fee once their account totals a $1,000,000 or more. Class C and Class D shareholders are not charged an organizational fee.

The Class A and Class C shares of the Unleveraged and Leveraged Series are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor's investment for each series. The amount of the sales commission will be determined by the selling agent.

                                 MLM Index Fund

4.  MARGIN  REQUIREMENTS

The Fund had margin requirements of approximately $19,570,308 and $29,980,779 at December 31, 2004 and 2003, respectively, which were satisfied by net unrealized profits or losses and cash at the broker.

5.  MANAGEMENT  FEE  AND  OTHER  FEES  AND  EXPENSES

The Fund pays the Manager a management fee and the introducing broker a brokerage fee as a percentage of net assets, as of the first day of each month at the annualized rates as follows:

                                          LEVERAGED SERIES
           ----------------------------------------------------------------------------
           BROKERAGE   MANAGEMENT   ORGANIZATIONAL   OPERATING   SELLING    TOTAL FEES
              FEE          FEE            FEE         EXPENSE    EXPENSE       AND
                                                                           COMMISSIONS
           ----------------------------------------------------------------------------
Class A-1       1.35%        1.65%             N/A        0.35%      N/A          3.35%
Class A         1.75%        2.80%            0.50%       0.35%     4.00%         9.40%
Class B-1       1.35%        0.65%             N/A        0.35%      N/A          2.35%
Class B         1.75%        1.30%            0.50%       0.35%      N/A          3.90%
Class C         0.90%        2.05%             N/A        0.35%     4.00%         7.30%
Class D         0.90%        1.30%             N/A        0.35%      N/A          2.55%

                                        UNLEVERAGED SERIES
           ----------------------------------------------------------------------------
           BROKERAGE   MANAGEMENT   ORGANIZATIONAL   OPERATING   SELLING    TOTAL FEES
              FEE          FEE            FEE         EXPENSE    EXPENSE       AND
                                                                           COMMISSIONS
           ----------------------------------------------------------------------------
Class A-1       0.65%        1.25%             N/A        0.35%      N/A          2.25%
Class A         0.85%        1.50%            0.50%       0.35%     4.00%         7.20%
Class B-1       0.65%        0.25%             N/A        0.35%      N/A          1.25%
Class B         0.85%        0.50%            0.50%       0.35%      N/A          2.20%
Class C         0.40%        1.00%             N/A        0.35%     4.00%         5.75%
Class D         0.40%        0.50%             N/A        0.35%      N/A          1.25%

The Fund pays 0.35% of average net assets for the Fund's legal, accounting, auditing and other operating expenses and fees. The Fund also pays the cash manager, CSAM, banking fees and State of New Jersey K-1 filing fees directly.

                                 MLM Index Fund

6.  INDEMNIFICATIONS

In the ordinary course of business, the Fund enters into contracts that contain a variety of indemnifications. The Fund's maximum exposure under these arrangements is unknown. However, the Fund has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.  DERIVATIVE  FINANCIAL  INSTRUMENTS

Derivatives are subject to various risks similar to non-derivative financial instruments including market, credit, liquidity and operational risk. The risks of derivatives should not be viewed in isolation but rather should be considered on an aggregate basis along with the Fund's other trading related activities.

The  Fund  purchases and sells futures in financial instruments and commodities.
The Fund records its derivative activities on a mark-to-market basis with realized and unrealized gains (losses) recognized currently in the statements of operations and in due from brokers on the statements of financial condition.

The following table reflects the fair value of the Fund's derivative financial instruments.

                                 FAIR VALUE AT DECEMBER 31
                              2004                       2003
                   ------------------------------------------------------
                      ASSETS     LIABILITIES     ASSETS      LIABILITIES
                   ------------------------------------------------------
Commodity          $   609,934   $  1,287,475  $22,408,591  $ (3,319,147)
Futures
Financial Futures   (4,038,780)             -    4,805,917             -
                   ------------------------------------------------------
Total              $(3,428,846)  $  1,287,475  $27,214,508  $ (3,319,147)
                   ======================================================

                                 MLM Index Fund

8. FINANCIAL HIGHLIGHTS

The following represents the per share operating performance and ratios to average investors' interest and other supplemental information for the year ended December 31, 2004:

                                                                                  LEVERAGED SERIES
                                                             ---------------------------------------------------------
                                                              CLASS A-1    CLASS A    CLASS B-1    CLASS B    CLASS C
                                                               SHARES      SHARES      SHARES      SHARES     SHARES
                                                             ---------------------------------------------------------
Per share operating performance:
  Net asset value per share, December 31,
    2003                                                     $   107.63   $  94.98   $   112.71   $ 100.98   $  82.66
  Income from investment operations:
    Net investment loss                                           (1.71)     (2.16)       (0.01)     (0.72)     (1.22)
    Net realized and unrealized gain on
      investment transactions                                      3.16       2.35         3.23       2.45       1.77
                                                             ---------------------------------------------------------
Total from investment operations                                   1.45       0.19         3.22       1.73       0.55
                                                             ---------------------------------------------------------
Net asset value per share, December 31,
  2004 prior to liquidation                                  $   109.08   $  95.17   $   115.93   $ 102.71   $  83.21
                                                             =========================================================

Total Return                                                       1.35%      0.19%        2.86%      1.71%      1.03%
                                                             =========================================================

Ratio to Average Investors' Interest:
  Net investment loss                                            (1.50%)    (2.16%)      (0.02%)    (0.66%)    (1.42%)
  Expenses                                                       (2.81%)    (3.46%)      (1.31%)    (1.95%)    (2.70%)


                                                                            UNLEVERAGED SERIES
                                                             ----------------------------------------------
                                                              CLASS A-1    CLASS A    CLASS B-1    CLASS B
                                                               SHARES      SHARES      SHARES      SHARES
                                                             ----------------------------------------------
Per share operating performance:
  Net asset value per share, December 31,
    2003                                                     $   110.60   $ 106.87   $   116.55   $ 112.24
  Income from investment operations:
    Net investment loss                                           (0.78)     (1.00)        0.45       0.09
    Net realized and unrealized gain on
      investment transactions                                      1.86       1.56         1.90       1.64
                                                             ----------------------------------------------
Total from investment operations                                   1.08       0.56         2.35       1.73
                                                             ----------------------------------------------
Net asset value per share, December 31,
  2004 prior to liquidation                                  $   111.68   $ 107.43   $   118.90   $ 113.97
                                                             ==============================================

Total Return                                                       0.98%      0.53%        2.02%      1.54%
                                                             ==============================================

Ratio to Average Investors' Interest:
  Net investment loss                                            (0.69%)    (0.87%)        0.37%      0.12%
  Expenses                                                       (1.97%)    (2.21%)      (0.97%)    (1.21%)


Total return is calculated as the change in the net asset value per share for the year. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average investors' interest, respectively, for each class, for the year ended December 31, 2004. An individual investor's return may vary from the above based upon the timing of capital transactions.

                                 MLM Index Fund

8. FINANCIAL HIGHLIGHTS (CONTINUED)

The following represents the per share operating performance and ratios to average investors' interest and other supplemental information for the year ended December 31, 2003:

                                                                                  LEVERAGED SERIES
                                                             ---------------------------------------------------------
                                                              CLASS A-1    CLASS A    CLASS B-1    CLASS B    CLASS C
                                                               SHARES      SHARES      SHARES      SHARES     SHARES
                                                             ---------------------------------------------------------
Per share operating performance:
  Net asset value per share, December 31,
    2002                                                     $   106.35   $  93.97   $   107.78   $  98.37   $  81.12
  Income from investment operations:
    Net investment loss                                           (3.14)     (3.92)       (1.66)     (2.68)     (2.82)
    Net realized and unrealized gain on
      investment transactions                                      4.42       4.93         6.59       5.29       4.36
                                                             ---------------------------------------------------------
Total from investment operations                                   1.28       1.01         4.93       2.61       1.54
                                                             ---------------------------------------------------------
Net asset value per share, December 31,
  2003                                                       $   107.63   $  94.98   $   112.71   $ 100.98   $  82.66
                                                             =========================================================

Total Return                                                       1.20%      1.08%        4.58%      2.66%      1.89%
                                                             =========================================================

Ratio to Average Investors' Interest:
  Net investment loss                                            (2.95%)    (4.25%)      (1.53%)    (2.76%)    (3.53%)
  Expenses                                                       (4.13%)    (5.34%)      (2.69%)    (3.84%)    (4.60%)


                                                                           UNLEVERAGED SERIES
                                                             ----------------------------------------------
                                                              CLASS A-1    CLASS A    CLASS B-1    CLASS B
                                                               SHARES      SHARES      SHARES      SHARES
                                                             ----------------------------------------------
Per share operating performance:
  Net asset value per share, December 31,
    2002                                                     $   109.99   $ 106.46   $   114.37   $ 110.57
  Income from investment operations:
    Net investment loss                                           (1.75)     (2.18)       (0.68)     (1.16)
    Net realized and unrealized gain on
      investment transactions                                      2.36       2.59         2.86       2.83
                                                             ----------------------------------------------
Total from investment operations                                   0.61       0.41         2.18       1.67
                                                             ----------------------------------------------
Net asset value per share, December 31,
  2003                                                       $   110.60   $ 106.87   $   116.55   $ 112.24
                                                             ==============================================

Total Return                                                       0.56%      0.38%        1.91%      1.51%
                                                             ==============================================

Ratio to Average Investors' Interest:
  Net investment loss                                            (1.58%)    (2.08%)      (0.59%)    (1.08%)
  Expenses                                                       (2.62%)    (3.10%)      (1.63%)    (2.09%)

Total return is calculated as the change in the net asset value per share for the year. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average investors' interest, respectively, for each class, for the year ended December 31, 2003. An individual investor's return may vary from the above based upon the timing of capital transactions.

                                     INDEX TO EXHIBITS


Exhibit
Number   Item Description

3.1      Restated Certificate of Trust for MLM Index(TM) Trust, filed 1/14/98 (Filed as
         Exhibit 3.1 to the Registrant's Form 10 and incorporated by reference herein.)

3.2      Amended and Restated Declaration of Trust and Trust Agreement of MLM
         Index(TM) Fund (Filed as Exhibit 3.1 to the Registrant's Form 10 and incorporated by reference herein.)

3.3      Amendment No. 1 to the Amended and Restated Declaration of Trust and Trust
         Agreement of MLM Index(TM) Fund (Filed as Exhibit 3.1 to the Registrant's Form
         10 and incorporated by reference herein.)

3.4      Amendment No. 2 to the Amended and Restated Declaration of Trust and Trust
         Agreement of MLM Index(TM) Fund (Filed as Exhibit 3.1 to the Registrant's Form
         10 and incorporated by reference herein.)

3.5      Amendment No. 3 to the Amended and Restated Declaration of Trust and Trust
         Agreement of MLM Index(TM) Fund  (Filed as Exhibit 3.1 to the Registrant's
         Form 10 and incorporated by reference herein.)

3.6      Amendment No. 4 to the Amended and Restated Declaration of Trust and Trust
         Agreement of MLM Index(TM) Fund (Filed as Exhibit 3.1 to the Registrant's Form
         10 and incorporated by reference herein.)

3.7      Amendment No. 5 to the Amended and Restated Declaration  of Trust and Trust
         Agreement of MLM Index(TM) Fund

14.1     Code of Ethics

31.1     Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule
         15D-14(a), of the Securities Exchange Act, as amended.

31.2     Certification of Vice President and Chief Operating Officer of the Manager
         Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as
         amended.

32.1     Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as
         adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of Vice President and Chief Operating Officer of the Manager
         Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002