Form 10-Q
period 2005-03-31
MLM INDEX FUND
filed 2005-05-17
CIK 1075058

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

      [X] Quarterly reportpursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                 For the quarterly period ended March 31, 2005,


                                       or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

          For the transition period from ____________ to _____________


                         COMMISSION FILE NUMBER 0-49767


                               MLM INDEX(TM) FUND
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                    DELAWARE
        -----------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


               47 Hulfish Street, Suite 510, Princeton, New Jersey
        -----------------------------------------------------------------
                    (Address of principal executive offices)


                         Unleveraged Series: 22-2897229
                          Leveraged Series: 22-3722683
        -----------------------------------------------------------------
                      (IRS Employer Identification Number)

                                      08542
        -----------------------------------------------------------------
                                   (Zip Code)


                                 (609) 924-8868
        -----------------------------------------------------------------
               (Registrant's telephone number including area code)

        -----------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filingrequirements for the past 90 days.

                               Yes X             No
                               -----             ---

                               MLM Index(TM) Fund
                                Index to FORM 10Q
                                 March 31, 2005



PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------
                                                                      Page
Item 1 Financial Statements:                                          Number
-------------------------------------------------------------------------------

Statements of Financial Condition as of March 31, 2005 (unaudited)
and December 31, 2004 (audited)                                          3

-------------------------------------------------------------------------------
Condensed Schedules of Investments as of March 31, 2005 (unaudited)
and December 31, 2004 (audited)                                          4

-------------------------------------------------------------------------------

Unaudited Interim Statements of Operations for the three months
ended March 31, 2005 and 2004                                            5

-------------------------------------------------------------------------------

Unaudited Interim Statements of Changes in Investors' Interest for the
three months ended March 31, 2005 and 2004                               6

-------------------------------------------------------------------------------

Unaudited Interim Statements of Cash Flows for the three months ended
March 31, 2005 and 2004                                                  9

-------------------------------------------------------------------------------
Item 2  Management's Discussion and Analysis of Financial Condition     16
        and Results of Operations

-------------------------------------------------------------------------------
Item 3  Quantitative and Qualitative Disclosures of Market Risk         19

-------------------------------------------------------------------------------
Item 4  Controls and Procedures                                         21

-------------------------------------------------------------------------------
PART II - OTHER INFORMATION

-------------------------------------------------------------------------------
Item 1         Legal Proceedings                                        21

-------------------------------------------------------------------------------
Item 2         Changes in Securities and Use of Proceeds                21

-------------------------------------------------------------------------------
Item 3         Defaults Upon Senior Securities                          21

-------------------------------------------------------------------------------
Item 4        Submission of Matters to a Vote of Security Holders       21

-------------------------------------------------------------------------------
Item 5         Other Information                                        21

-------------------------------------------------------------------------------
Item 6         Exhibits and Reports on Form 8-K                         22

-------------------------------------------------------------------------------

MLM Index(TM) Fund
Interim Statement of Financial Condition
AS OF March 31, 2005 (Unaudited) and December 31, 2004 (Audited)



                                              March 31,      December 31,
                                                 2005            2004
                                          ---------------  ----------------
Assets
Cash and cash equivalents                 $  349,005,960    $  347,850,015
Due from broker                               21,061,170        17,275,811
Prepaid expenses                                 219,720           219,720
Interest receivable                              544,160            21,711
Other assets                                       1,467             1,477
                                          ---------------  ----------------
Total assets                              $  370,832,477    $  365,368,734
                                          ===============  ================

Liabilities and investors' interest
Redemptions payable                            7,286,552    $    4,706,201
Brokerage commissions payable                    355,472           402,138
Management fee payable                           477,946           473,458
Subscriptions received in advance                                  278,500
                                                       -
Accrued expenses                                 761,363           643,592
                                          ---------------  ---------------

Total liabilities                              8,881,333         6,503,889

Investors' interest                          361,951,144       358,864,845
                                          ---------------  ---------------

Total liabilities and investors'          $  370,832,477    $  365,368,734
interest                                  ===============  ================



See Notes to Financial Statements

MLM Index(TM) Fund
Interim Condensed Schedules of Investments
March 31, 2005 (Unaudited)


                                                   Unrealized    Percentage of
                                      Number of   Appreciation/     Investors'
     Security Description             Contracts  (Depreciation)    Interest
     -----------------------------------------------------------------------

     Futures
     Long Futures Contracts1
        Financial                       3,799     $(1,147,931)        (0.32)%
        Commodity                       5,342       6,617,915          1.83
                                                   --------------------------
                                                    5,469,984          1.51

     Short Futures Contracts1
        Financial
                                          592          (9,172)         0.00
        Commodity                       1,780      (3,704,618)        (1.02)
                                                  --------------------------
                                                   (3,713,790)        (1.02)
     Net unrealized appreciation on
        futures contracts                          $1,756,194          0.49%
                                                  ==========================



     December 31, 2004 (Audited)

                                                   Unrealized    Percentage of
                                      Number of   Appreciation/    Investors'
     Security Description             Contracts  (Depreciation)     Interest
     --------------------------------------------------------------------------


     Futures
     Long Futures Contracts1
        Financial                       4,215    $   609,934         0.17%
        Commodity                       4,089     (4,038,780)       (1.13)
                                                ---------------------------
                                                  (3,428,846)       (0.96)

     Short Futures Contracts1
        Commodity                       3,588      1,287,475         0.36
                                                ---------------------------

     Net unrealized depreciation on
        futures contracts                        $(2,141,371)       (0.60)%
                                                ===========================


See Notes to Financial Statements

1 All such amounts are included, net, in due from brokers on the statements of financial condition.

MLM Index(TM) Fund
Unaudited Interim Statements of Operations

                                                 For the three  For the three
                                                  months ended   months ended
                                                     March 31,      March 31,
                                                          2005           2004
                                                 ----------------------------
Investment income
Interest                                            $2,181,088    $   726,115

Expenses
Brokerage commissions                                1,060,650      1,033,619
Management fee                                       1,052,162        885,890
Operating expenses                                     573,809        530,109
                                                 ----------------------------
Total expenses                                       2,686,621      2,449,618

Net investment loss
                                                      (505,533)    (1,723,503)

Realized and unrealized gain (loss) on
   investments
Net realized gain (loss)                            (8,963,329)    41,555,193

Net change in unrealized appreciation on
   investments                                       3,858,748      1,942,615
                                                 ----------------------------
Net realized and unrealized gain (loss) on
   investments
                                                    (5,104,581)    43,497,808
                                                 ----------------------------

Net income (loss)                                 $ (5,610,114)   $41,774,305
                                                 ============================


See Notes to Financial Statements


MLM Index(TM) Fund
Unaudited Interim Statement of Changes in Investors' Interest For the three months ended March 31, 2005

-------------------------------------------------------------------------------------------------
                                           Leveraged Series
-------------------------------------------------------------------------------------------------

                         Class A        Class B       Class C      Class D         Total

                         Shares         Shares        Shares       Shares        Leveraged

                                                                                   Series
-------------------------------------------------------------------------------------------------
Investors' at         $36,053,534   $120,716,973   $9,042,749   $20,889,960     $186,703,216
interest
December 31, 2004
-------------------------------------------------------------------------------------------------
Subscriptions           1,640,589      9,334,605            -     1,501,754       12,476,948

-------------------------------------------------------------------------------------------------
Redemptions              (986,576)    (5,171,143)           -        (1,990)      (6,159,709)

-------------------------------------------------------------------------------------------------
Transfers                 495,353        605,878            -     1,108,693        2,209,924

-------------------------------------------------------------------------------------------------
Net loss                 (983,334)    (2,840,024)    (203,904)     (450,313)      (4,477,575)

-------------------------------------------------------------------------------------------------
Investors'            $36,219,566   $122,646,289   $8,838,845   $23,048,104     $190,752,804
interest at March
31, 2005
-------------------------------------------------------------------------------------------------
Shares at              378,832.53   1,175,292.83   108,672.04    208,899.60     1,871,697.00
December 31, 2004

-------------------------------------------------------------------------------------------------
Subscriptions           17,275.90      91,523.24            -     15,150.42       123,949.56

-------------------------------------------------------------------------------------------------
Redemptions            (10,464.59)    (50,608.31)           -        (20.00)      (61,092.90)

-------------------------------------------------------------------------------------------------
Transfers                5,283.18       5,733.42                  11,321.21        22,337.81
                                                            -
-------------------------------------------------------------------------------------------------
Shares at March        390,927.02   1,221,941.18   108,672.04    235,351.23     1,956,891.47
31, 2005
-------------------------------------------------------------------------------------------------
Net asset value per share:

    March 31, 2005         $92.65        $100.37       $81.34        $97.93

See Notes to Financial Statements



MLM Index(TM) Fund
Unaudited Interim Statement of Changes in Investors' Interest For the three months ended March 31, 2005

----------------------------------------------------------------------------------------------------------------
                                              Leveraged Series
----------------------------------------------------------------------------------------------------------------

                        Class A        Class B         Class C       Class D        Total          Total

                         Shares         Shares         Shares        Shares      Unleveraged      Investors'

                                                                                    Series         Interest
----------------------------------------------------------------------------------------------------------------

Investors'             $25,454,828    $81,098,538    $468,278     $65,139,985   $172,161,629    $358,864,845
interest at
December 31, 2004
----------------------------------------------------------------------------------------------------------------
Subscriptions            1,262,089      8,396,603                   3,858,000     13,516,692      25,993,640

----------------------------------------------------------------------------------------------------------------
Redemptions             (1,529,866)    (5,273,816)          -      (4,333,836)   (11,137,518)    (17,297,227)

----------------------------------------------------------------------------------------------------------------
Transfers                 (199,775)    (3,055,797)          -       1,045,648     (2,209,924)              -

----------------------------------------------------------------------------------------------------------------
Net loss                  (220,611)      (543,590)     (2,264)       (366,074)    (1,132,539)     (5,610,114)

----------------------------------------------------------------------------------------------------------------
Investors'             $24,766,665    $80,621,938    $466,014     $65,343,723   $171,198,340    $361,951,144
interest at March
31, 2005
----------------------------------------------------------------------------------------------------------------
Shares at               236,937.09     711,557.36    4,682.78      651,399.85   1,604,577.08    3,476,274.08
December 31, 2004

----------------------------------------------------------------------------------------------------------------
Subscriptions            11,755.12      73,680.54           -       38,538.53     123,974.19      247,923.75

----------------------------------------------------------------------------------------------------------------
Redemptions             (14,209.48)    (46,367.34)          -      (43,503.21)   (104,080.03)    (165,172.93)

----------------------------------------------------------------------------------------------------------------
Transfers                (1,870.88)    (26,897.81)          -       10,512.65     (18,256.04)       4,081.77

----------------------------------------------------------------------------------------------------------------
Shares at March         232,611.85     711,972.75    4,682.78      656,947.82   1,606,215.20    3,563,106.67
31, 2005

----------------------------------------------------------------------------------------------------------------
Net asset value per share:

    March 31, 2005         $106.47        $113.24      $99.52          $99.47



See Notes to Financial
                                      6-A

MLM Index(TM) Fund
Unaudited Interim Statement of Changes in Investors' Interest For the three months ended March 31, 2004


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
                               Shares       Shares          Shares         Shares         Shares          Series
                               ----------------------------------------------------------------------------------------

Investors' interest at
 December 31, 2003             $112,116     $31,010,252     $1,678,368    $110,464,300   $8,933,898      $152,198,934
Subscriptions                         -       4,250,213              -      17,957,611            -        22,207,824
Redemptions                           -      (1,217,899)        (2,092)     (3,257,847)           -        (4,477,838)
Transfers                             -         103,647              -         369,473            -           473,120
Net income                       23,475       6,641,338        358,266      24,145,663    1,860,540        33,029,282
                               ----------------------------------------------------------------------------------------
Investors' interest at
 March 31, 2004                $135,591     $40,787,551     $2,034,542    $149,679,200   10,794,438      $203,431,322
                               ========================================================================================

Shares at December 31, 2003    1,041.75      326,477.19      14,890.59    1,093,941.49   108,085.69      1,544,436.71
Subscriptions                         -       39,755.05              -      155,703.21            -        195,458.26
Redemptions                           -      (11,103.37)        (16.52)     (28,358.80)           -        (39,478.69)
Transfers                             -          943.65              -        3,205.57            -          4,149.22
                               ----------------------------------------------------------------------------------------
Shares at March 31, 2004        1041.75      356,072.52      14,874.07    1,224,491.47   108,085.69      1,704,565.50
                               ========================================================================================
Net asset value per share:
 March 31, 2004                  $130.15         $114.55       $136.78         $122.24       $99.87
                               ======================================================================


                               Unleveraged Series
                               ----------------------------------------------------------------------------------------------------
                                                                                                                     Total
                               Class A-1      Class A        Class B-1         Class B        Unleveraged          Investors'
                               Shares         Shares         Shares            Shares            Series             Interest
                               ----------------------------------------------------------------------------------------------------

Investors' interest at
 December 31, 2003             $ 652,400      $17,751,361     $1,256,307     $105,736,153      $ 125,396,221      $ 277,595,155
Subscriptions                          -        2,474,745              -       13,486,340         15,961,085         38,168,909
Redemptions                            -         (371,097)          (145)      (4,322,138)        (4,693,380)        (9,171,218)
Transfers                              -         (103,647)             -         (369,473)          (473,120)                 -
Net Income                        44,629        1,239,214         89,501        7,371,679          8,745,023         41,774,305
                               ----------------------------------------------------------------------------------------------------
Investors' interest at
 March 31, 2004                $ 697,029      $20,990,576     $1,345,663     $121,902,561      $ 144,935,829      $ 348,367,151
                               ====================================================================================================

Shares at December 31, 2003     5,898.64       166,108.27      10,778.96       942,036.12       1,124,821.99       2,669,258.70
Subscriptions                          -        22,237.28              -       113,598.84         135,836.12         331,294.38
Redemptions                            -        (3,376.44)         (1.20)      (37,373.31)        (40,750.95)        (80,229.64)
Transfers                              -          (921.77)             -        (3,143.94)         (4,065.71)             83.51
                               ----------------------------------------------------------------------------------------------------
Shares at March 31, 2004        5,898.64       184,047.34      10,777.76     1,015,117.71       1,215,841.45       2,920,406.95
                               ====================================================================================================
Net asset value per share:
 March 31, 2004                  $118.17          $114.05        $124.86          $120.09
                               ===========================================================




See Notes to Financial Statements


MLM Index(TM) Fund
Unaudited Interim Statement of Cash Flows


                                                                                        For the three months ended March 31
                                                                                               2005                        2004
                                                                                ---------------------------------------------------

Cash flows from operating activities
Net income (loss)                                                                         $ (5,610,114)              $  41,774,305
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
         Unrealized appreciation (depreciation) on investments                              (8,963,328)                 41,555,193
         Net realized gain on investments                                                    3,858,748                   1,942,615
    Net change in operating assets and liabilities:
         Due from broker                                                                     1,319,222                 (52,536,397)
         Interest receivable                                                                  (522,449)                   (229,653)
         Other assets                                                                               10                           -
         Brokerage commissions payable                                                         (46,666)                     71,757
         Management fee payable                                                                  4,488                      95,366
         Accrued expenses                                                                      117,809                     251,228
                                                                                ---------------------------------------------------
Net cash and cash equivalents provided by (used in) operating activities                    (9,842,280)                 32,924,414
                                                                                ---------------------------------------------------

Cash flows from financing activities
Subscriptions received, net of selling commissions                                          25,715,101                  38,168,909
Redemptions paid                                                                           (14,716,876)                 (7,190,715)
                                                                                ---------------------------------------------------
Net cash and cash equivalents provided by financing activities                              10,998,225                  30,978,194
                                                                                ---------------------------------------------------

Net increase in cash and cash equivalents                                                    1,155,945                  63,902,608
Cash and cash equivalents at beginning of year                                             347,850,015                 254,185,997
                                                                                ---------------------------------------------------
Cash and cash equivalents at end of year                                                 $ 349,005,960             $   318,088,605
                                                                                ===================================================


See Notes to Financial Statements

                                MLM Index(TM) Fund
                 Notes to Unaudited Interim Financial Statements
                                 March 31, 2005



1. Organization

MLM Index(TM) Fund (the "Trust") was formed under the Business Trust Statute of the State of Delaware as a business trust in December 1997 and commenced operations on January 4, 1999. The Trust was organized for the primary purpose of seeking capital appreciation through the speculative trading of a diversified portfolio of futures contracts traded on U.S. exchanges using the MLM Index(TM) Trading Program, which is based upon the MLM Index(TM) (the "Index"). The Index is a benchmark of the hypothetical returns available to a futures investor. The Index is comprised of a diverse portfolio of futures markets, including both financial and tangible markets.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid financial instruments with maturities of three months or less. The Trust's cash equivalents consisted of approximately:

                                     March 31, 2005          December 31, 2004

        Overnight money markets       $   55,911,000            $ 46,281,000
        Money market securities          291,735,000             299,006,000
                                 -------------------------------------------
        Total                           $347,646,000            $345,287,000
                                 ===========================================

                                MLM Index(TM) Fund
           Notes to Unaudited Interim Financial Statements (continued)



2. Significant Accounting Policies (continued)

Due from Brokers

The Trust's trading activities utilize one broker located in the United States. Due from broker represents cash balances held, unrealized profit or loss on futures contracts, and amounts receivable or payable for transactions not settled at March 31,2005 and December 31, 2004.

Valuation of Trading Positions

The Trust's trading positions are valued at market value. Cash equivalents are carried at amortized cost which approximates fair value. All positions including the net unrealized appreciation or depreciation are included in amounts due from broker. Market value is principally based on listed market prices or broker or dealer price quotations. The resulting change in unrealized profit or loss is reflected in net change in unrealized appreciation (depreciation) on investments on the statements of operations.

Investment Transactions and Investment Income

All investment transactions are recorded on a trade date basis. Realized gain and loss is recorded on the specific identification method. Interest income is recorded using the accrual basis of accounting.

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

Income Taxes

The Unleveraged Series and the Leveraged Series each will be classified for federal income tax purposes as separate partnerships. Investors in each Series will reflect their proportionate share of realized profit or loss on their separate tax returns. Accordingly, no provisions for income taxes are required for the Trust.


3. Investors' Interest

The Trust is comprised of two series: the Unleveraged Series, which attempts to replicate the Index without leverage, and the Leveraged Series (collectively, the "Series"), which attempts to replicate the Index at three times leverage. Prior to December 2004, each Series had five classes of shares: Class A, Class A-1, Class B, Class B-1 and Class C. On December 1, 2004, Class D shares were offered in each Series. On December 31, 2004, the General Partner elected to close Class A-1 and Class B-1. Class A, Class B, Class C and Class D share are sold by authorized selling agents appointed by Mount Lucas Management Corporation ("the Manager") to accredited investors at a price equal

                                MLM Index(TM) Fund
           Notes to Unaudited Interim Financial Statements (continued)


3. Investors' Interest (continued)

to each Class' net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days written notice to the Manager.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor's capital account as of the beginning of each month.

The Manager paid all of the expenses associated with the organization of the Trust and the offered shares. As a result, each shareholder of Class A and Class B shares pays the Manager an organizational fee in the amount of 0.5% of their aggregate investment, net of any selling commission. Class A and Class B shareholders are not charged an organizational fee once their account totals $1,000,000 or more. Class C and Class D shareholders are not charged an organizational fee.

The Class A and Class C shares of the Unleveraged and Leveraged Series are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor's investment for each series. The amount of the sales commission will be determined by the selling agent.

As of March 31, 2005, the Manager of the Trust had contributed $1,000 to each Series of the Trust.

4. Margin Requirements

The Trust had margin requirements of approximately $18,856,000 and $19,750,000 at March 31, 2005 and December 31, 2004, respectively, which were satisfied by net unrealized profits and cash at the broker.



5. Management Fee and Other Fees and Expenses

The Trust pays the Manager a management fee and the introducing broker a brokerage fee as a percentage of net assets, as of the first day of each month at the annualized rates as follows:

                                                        Leveraged Series
                ---------------------------------------------------------------------------------
                  Brokerage  Management  Organizational  Operating    Selling    Total Fees and
                    Fee          Fee           Fee        Expense      Expense     Commissions
                ---------------------------------------------------------------------------------

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



                                MLM Index(TM) Fund
           Notes to Unaudited Interim Financial Statements (continued)



5. Management Fee and Other Fees and Expenses (continued)


                                                        Unleveraged Series
                 ---------------------------------------------------------------------------------
                  Brokerage  Management  Organizational  Operating    Selling    Total Fees and
                    Fee          Fee           Fee        Expense      Expense     Commissions
                 ---------------------------------------------------------------------------------
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


The Trust pays 0.35% of average net assets for the Trust's legal, accounting, auditing and other operating expenses and fees. The Trust also pays the cash manager, Credit Suisse Asset Management ("CSAM"), banking fees and State of New Jersey K-1 filing fees directly, such amounts are included in operating expenses on the statements of operations.

6. Derivative Financial Instruments

Derivatives are subject to various risks similar to non-derivative financial instruments including market, credit, liquidity and operational risk. The risk of derivatives should not be viewed in isolation but rather should be considered on an aggregate basis along with the Trust's other trading related activities.

The Trust purchases and sells futures in financial instruments and commodities. The Trust records its derivative activities on a mark-to-market basis with realized and unrealized gains (losses) recognized currently in the statements of operations and in due from brokers on the statements of financial condition.

The following table reflects the fair value of the Trust's derivative financial instruments.

                                                       Fair Value at
                                   March 31, 2005                        December 31, 2004
                     ---------------------------------------------------------------------------
                           Assets          Liabilities          Assets         Liabilities
                     ---------------------------------------------------------------------------

Commodity Futures          $10,673,692     $(7,760,395)        $   609,934      $ 1,287,475

Financial Futures            1,798,959      (2,956,062)         (4,038,780)
                                                                                          -
                     ---------------------------------------------------------------------------
  Total                    $12,472,651    $(10,716,457)        $(3,428,846)     $ 1,287,475
                     ===========================================================================



                               MLM Index(TM) Fund
           Notes to Unaudited Interim Financial Statements (continued)


6.  Financial Highlights

 The following represents the per share operating performance and ratios to average investors' interest and other supplemental information for the three months ended March 31, 2005:

                                                               Leveraged Series
                                                              Leveraged Series


                                                Class A    Class B     Class C     Class D

                                                Shares      Shares      Shares     Shares
                                               ---------------------------------------------

Per share operating performance:
     Net asset value per share at                $95.17     $102.71      $83.21    $100.00
     December 31, 2004
     Income from investment operations:
          Net investment income (loss)            (0.25)       0.12       (0.06)      0.11
          Net realized and unrealized loss        (2.27)      (2.46)      (1.81)     (2.18)
            on investment transactions          ---------- ----------- ----------- ----------
          Total from investment operations        (2.52)      (2.34)      (1.87)     (2.07)
                                               ---------- ----------- ----------- ----------
     Net asset value per share at                $92.65     $100.37      $81.34     $97.93
     March 31, 2005
                                               ========== =========== =========== ==========
Total Return:                                     (2.65)%     (2.28)%     (2.25)%    (2.07)%
                                               ========== =========== =========== ==========
Ratio to Average Investors' Interest:
     Net investment income (loss)                 (0.26)%      0.12%      (0.07)%     0.11%
     Expenses                                     (0.86)%     (0.48)%     (0.67)%    (0.48)%

Total return is calculated as the change in the net asset value per share for the three months ended March 31, 2005. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average investors' interest, respectively, for each class, for the three months ended March 31, 2005.


                                      14A


                                                 Class A    Class B     Class C     Class D

                                                 Shares      Shares      Shares      Shares
                                               ----------- ----------- ----------- -----------

Per share operating performance:
     Net asset value per share at  December      $107.43     $113.97     $100.00     $100.00
       31, 2004
     Income from investment operations:
          Net investment income (loss)              0.06        0.28        0.28        0.40
          Net realized and unrealized loss         (1.02)      (1.01)      (0.76)      (0.93)
          on investment transactions          ----------- ----------- ----------- -----------
          Total from investment operations         (0.96)      (0.73)      (0.48)      (0.53)
                                               ----------- ----------- ----------- -----------
     Net asset value per share at                $106.47     $113.24      $99.52      $99.47
     March 31, 2005
                                               =========== =========== =========== ===========
Total Return:                                      (0.89)%     (0.65)%     (0.48)%     (0.53)%
                                               =========== =========== =========== ===========

Ratio to Average Investors' Interest:
     Net investment income (loss)                   0.06%       0.25%       0.28%       0.40%
     Expenses                                      (0.53)%     (0.28)%     (0.41)%     (0.28)%

Total return is calculated as the change in the net asset value per share for the three months ended March 31, 2005. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average investors' interest, respectively, for each class, for the three months ended March 31, 2005.


                                       14B

                               MLM Index(TM) Fund
           Notes to Unaudited Interim Financial Statements (continued)



6. Financial Highlights (continued)

The following represents the per share operating performance ratios to average investors' interest and other supplemental information for the three months ended March 31, 2004:


                                                  Leveraged Series                                 Unleveraged Series
                                                -------------------                             ----------------------
                                Class A-1  Class A   Class B-1   Class B    Class C    Class A-1 Class A    Class B-1   Class B
                                Shares     Shares    Shares      Shares     Shares     Shares    Shares     Shares      Shares
                                ----------------------------------------------------   -------------------------------------------

Per share operating
performance:
     Net asset value per
share, December 31, 2004        $107.62     $94.98    $112.71     $100.98    $82.66     $110.60   $106.87    $116.55     $112.24
Income from investment
operations:
     Net investment loss          (0.51)     (0.61)     (0.09)      (0.26)    (0.38)      (0.30)    (0.36)     (0.02)      (0.09)
     Net realized and
unrealized gain
on investment transactions        23.04      20.18      24.16       21.52     17.59        7.86      7.54       8.33        7.94
                                ----------------------------------------------------   -------------------------------------------
     Total from
investment operations             22.53      19.57      24.07       21.26     17.21        7.56      7.18       8.31        7.85
                                ----------------------------------------------------   -------------------------------------------
     Net asset value
per share, March 31, 2004       $130.15    $114.55    $136.78     $122.24    $99.87     $118.16   $114.05    $124.86     $120.09
                                ====================================================   ===========================================

Total Return:                     20.94%     20.60%     21.36%      21.05%    20.83%       6.84%     6.72%      7.12%       6.99%
                                ==================================================================================================
Ratio to Average
Net Assets:
     Net investment loss          (0.45%)    (0.62%)    (0.08%)     (0.24%)   (0.43%)     (0.26%)   (0.33%)    (0.01%)     (0.08%)
     Expenses                     (0.71%)    (0.87%)    (0.33%)     (0.50%)   (0.68%)     (0.51%)   (0.57%)    (0.26%)     (0.32%)

Total return is calculated as the change in the net asset value per share for three months ending March 31, 2004. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average investors'
interest, respectively, for each class, for the three months ended March 31, 2004.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         Mount Lucas Management Corporation (the "Manager"), a Delaware corporation, acts as the manager and trading advisor of the Trust. The Manager was formed in 1986 to act as an investment manager. As part of a planned merger in October 1999, the Manager combined operations with Mount Lucas Index Management Corporation (the former manager of the Trust), CA Partners, Inc. and Little Brook Corporation of New Jersey. The purpose of the merger was to streamline and consolidate the operations of the affiliated entities. As of March 31, 2005, the Manager had approximately $1.606 billion of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

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

Summary of Critical Accounting Policies

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reports in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Trust's significant accounting policies are described in detail in Note 2 of the Notes to Unaudited Interim Financial Statements.

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

Financial Condition

         To replicate the results of the MLM Index(TM), the Trust must effect trades on domestic or foreign futures exchanges. Since the beginning of operations the Trust has used Refco, LLC ("Refco") as its futures commission merchant. The Manager deposits a percentage of the assets of the Trust in two separate accounts at Refco, one for the Unleveraged Series and one for the Leveraged Series. The amount deposited is determined by the margin requirement established by the exchanges to hold the positions in the Trust. The margin requirement varies, but is generally about 4.5% of assets for the Unleveraged Series and 13.5% of assets for the Leveraged Series.

         The balance of the assets of the Trust is held in two separate custodial accounts at Investors Bank and Trust (the "Bank"). The Trust has contracted with Credit Suisse Asset Management (CSAM) to manage the money in these accounts so as to maximize the interest income which accrues to the Trust, while maintaining strict credit controls as determined by the Commodities Exchange Act ("CE Act"). When Refco requires additional assets to maintain the positions for the Trust, the Bank makes a wire transfer to Refco. If Refco has surplus assets in the accounts, Refco makes a wire transfer to the accounts at the Bank.

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

         During the quarter ended March 31, 2005, no one sector was significantly more profitable than any other sector. The MLM Index(TM) is designed to capture returns from sustained trends in the constituent futures markets. When these trends exist in a market or sector, the MLM Index(TM) tends to exhibit positive performance in that market or sector. Conversely, if a market or sector is trendless and volatile, the performance for the market of sector is likely to be negative. The lack of any significant trend is generally an indication of poor results.

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

Results of Operations

         At March 31, 2005, the Trust had assets of $361,951,144 and liabilities of $8,881,333 compared with assets of $358,864,845 and liabilities of $6,503,889 at December 31, 2004. In general, changes in the net assets of the Trust are the result of subscriptions and redemptions to the Trust, and the net income from operations, including the results from futures trading, interest income, and fees and expenses. For the three-month period ending March 31, 2005, subscriptions to the Trust totaled $25,993,640 and redemptions totaled $(17,297,227). During the three-month period ending March 31, 2005, the Trust had a net loss of $(5,610,114) compared with a net gain of $41,774,305 for the same period in 2004. During both periods, expenses increased. Some expenses of the Trust are based on a percentage of net assets, and therefore increase as the net assets of the Trust increase.
         .
         The Trust's net income is directly related to the performance of the MLM Index(TM), which the Trust is designed to replicate. For the three months ending March 31, 2005, MLM Index(TM) performance was -0.11%, lower than the +7.27% recorded in the period ending March 31, 2004. Trust performance may be negative in years when the MLM Index(TM) is positive due to the timing of subscriptions and redemptions, the fees charged, and the allocation of assets between the Unleveraged and Leveraged Series of the Trust. Since inception of the Trust, the correlation of monthly results between the Unleveraged Series of the Trust and the MLM Index(TM) adjusted for fees is 0.99. The correlation between the Leveraged Series of the Trust and the MLM Index(TM) adjusted for leverage and fees is 0.99.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

         The VAR of the Fund is calculated as follows:

     1. The manager calculates the standard deviation of the historical returns of the MLM Index(TM) over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years. Those results for the period ended March 31, 2005 are 0.49% and 1.86%, respectively. It is important to note that this calculation is made on the historical data of the MLM Index(TM). It is not based on the actual trading of the Trust and does not include any operational risk. The standard deviation is used to measure the dispersion of the returns of the MLM Index(TM).

     2. For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability. It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude. The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution. For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100). To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution. For daily returns, this estimate is a loss of 1.974%. For monthly returns the estimate is loss of 6.52125%.

     3. To ascertain a dollar loss amount for the Trust, the assets of the Trust as of March 31, 2005 are multiplied by the estimate of the risk calculated in step 2 above. The risk estimate is based on the Unleveraged MLM Index(TM), so Trust assets must be adjusted for the distribution of assets among the Unleveraged and Leveraged Series of the Trust, with the leveraged assets having three times the risk of the Unleveraged assets. Based on the asset levels as of March 31, 2005, the manager estimates that the Trust could expect to lose $12,841,353 in any given day and $48,671,199 in any given month.

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

Item 4.  Controls and Procedures

         The President and the Chief Operating Officer of the Manager evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures, which are designed to ensure that the Trust's records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that, as of March 31, 2005, the Trust's disclosure controls are effective. There have been no significant changes in the Trust's internal control over financial reporting in the quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect the Trust's internal control over financial reporting.


                           Part II. OTHER INFORMATION

          Item 1.  Legal Proceedings.

           The Manager is not aware of any proceedings threatened or pending against the Trust and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.

          Item 2.  Changes in Securities and Use of Proceeds:



                                             Leveraged Series

------------------------- --------------- -------------- ----------- -----------
                             Class A         Class B      Class C      Class D
------------------------- --------------- -------------- ----------- -----------

Jan-04 Subscriptions     $   834,900    $ 3,224,132    $      -    $        -
-------------------------------------------------------------------------------
   Subscriptions Units         8,665         30,967           -             -
--------------------- --------------- -------------- ----------- -------------
   # of Purchasers                14             65           -             -
-------------------------------------------------------------------------------
   Unit Price            $     96.35    $    104.11    $  84.65    $   101.37
-------------------------------------------------------------------------------

Feb-04 Subscriptions     $   567,146    $ 2,548,882    $      -    $1,501,754
-------------------------------------------------------------------------------
   Subscriptions Units         6,036         25,071           -        15,150
-------------------------------------------------------------------------------
   # of Purchasers                 9             49           -             2
-------------------------------------------------------------------------------
   Unit Price            $     93.96    $    101.66    $  82.67    $    99.12
-------------------------------------------------------------------------------
Mar-04 Subscriptions     $   238,543    $ 3,561,591    $      -    $        -
-------------------------------------------------------------------------------
   Subscriptions Units         2,575         35,485           -             -
-------------------------------------------------------------------------------
   # of Purchasers                 7             37           -             -
-------------------------------------------------------------------------------
   Unit Price            $     92.65    $    100.37    $  81.62    $    97.93
-------------------------------------------------------------------------------



                                      21A


                                           Unleveraged Series

------------------------- ------------- ------------ ------------ -------------
                            Class A       Class B      Class C      Class D
------------------------- ------------- ------------ ------------ -------------

Jan-04 Subscriptions      $  749,349    $ 3,985,413    $       -   $ 1,858,000
-------------------------------------------------------------------------------
   Subscriptions Units         6,948         34,803            -        18,492
-------------------------------------------------------------------------------
   # of Purchasers                11             52            -             1
-------------------------------------------------------------------------------
   Unit Price             $   107.85    $    114.51    $  100.50   $    100.47
-------------------------------------------------------------------------------
Feb-04 Subscriptions      $  214,703    $ 2,574,016    $       -   $ 2,000,000
-------------------------------------------------------------------------------
   Subscriptions Units    $    2,008         22,653            -        20,046
-------------------------------------------------------------------------------
   # of Purchasers                 8             38            -             1
-------------------------------------------------------------------------------
   Unit Price             $   106.93    $    113.63    $   99.82   $     99.77
-------------------------------------------------------------------------------
Mar-04 Subscriptions      $  298,037    $ 1,837,173    $       -   $         -
-------------------------------------------------------------------------------
   Subscriptions Units    $    2,799         16,224            -             -
-------------------------------------------------------------------------------
   # of Purchasers                 8             39            -             -
-------------------------------------------------------------------------------
   Unit Price             $   106.47    $    113.24    $   99.52   $     99.47
-------------------------------------------------------------------------------


         Item 3.  Defaults Upon Senior Securities.

                  None.

         Item 4. Submission of Matters to Vote of Security Holders.

                  None.

         Item 5. Other Information.

                  None.

                                      21B

         Item 6.  Exhibits and Reports on Form 8-K.

                  (a)  Exhibits

                  3.7 Amendment No. 5 to the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index(TM) Fund

                  14.1 Code of Ethics

                  31.1 Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

                  31.2 Certification of Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

                  32.1 Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2 Certification of Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (b) Reports on Form 8-K

         The Trust did not file any reports on Form 8-K during the three months ended March 31, 2005.

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




Date: May 16, 2005