Form 10-Q
period 2005-06-30
MLM INDEX FUND
filed 2005-08-15
CIK 1075058

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                  For the quarterly period ended June 30, 2005,


                                       or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

          For the transition period from ____________ to _____________


                         COMMISSION FILE NUMBER 0-49767


                               MLM INDEX(TM) FUND
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                    DELAWARE
           ----------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


               47 Hulfish Street, Suite 510, Princeton, New Jersey
           ----------------------------------------------------------
                    (Address of principal executive offices)


                         Unleveraged Series: 22-2897229
                          Leveraged Series: 22-3722683
           ----------------------------------------------------------
                      (IRS Employer Identification Number)

                                      08542
           ----------------------------------------------------------
                                   (Zip Code)


                                 (609) 924-8868
           ----------------------------------------------------------
               (Registrant's telephone number including area code)

           ----------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X               No
                             ---                 --

                                 MLM INDEX(TM) FUND
                                 INDEX TO FORM 10Q
                                   JUNE 30, 2005

PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------------
                                                                             Page
Item 1 Financial Statements:                                                 Number
-----------------------------------------------------------------------------------
  Statements of Financial Condition as of June 30, 2005 (unaudited) and
  December 31, 2004 (audited)                                                     3
-----------------------------------------------------------------------------------
  Condensed Schedules of Investments as of June 30, 2005 (unaudited) and
  December 31, 2004 (audited)                                                     4
-----------------------------------------------------------------------------------
  Unaudited Interim Statements of Operations for the three months ended
  June 30, 2005 and 2004 and for the six months ended June 30, 2005 and
  2004                                                                            5
-----------------------------------------------------------------------------------
  Unaudited Interim Statements of Changes in Investors' Interest for the six
  months ended June 30, 2005 and 2004                                             6
-----------------------------------------------------------------------------------
  Unaudited Interim Statements of Cash Flows for the six months ended
  June 30, 2005 and 2004                                                          9
-----------------------------------------------------------------------------------
Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                17
-----------------------------------------------------------------------------------
Item 3  Quantitative and Qualitative Disclosures of Market Risk                  20
-----------------------------------------------------------------------------------
Item 4  Controls and Procedures                                                  22
-----------------------------------------------------------------------------------

PART II - OTHER INFORMATION
-----------------------------------------------------------------------------------

Item 1     Legal Proceedings                                                     22
-----------------------------------------------------------------------------------

Item 2     Changes in Securities and Use of Proceeds                             22
-----------------------------------------------------------------------------------

Item 3     Defaults Upon Senior Securities                                       22
-----------------------------------------------------------------------------------

Item 4     Submission of Matters to a Vote of Security Holders                   22
-----------------------------------------------------------------------------------

Item 5     Other Information                                                     22
-----------------------------------------------------------------------------------

Item 6     Exhibits and Reports on Form 8-K                                      23
-----------------------------------------------------------------------------------

MLM Index(TM) Fund
Interim Statements of Financial Condition
As of June 30, 2005 (Unaudited) and December 31, 2004 (Audited)

                                             JUNE 30,    December 31,
                                           ------------  -------------
                                               2005          2004
                                           ---------------------------
ASSETS
Cash and cash equivalents                  $354,166,865  $ 347,850,015
Due from broker                              16,146,121     17,275,811
Prepaid expenses                                250,000        219,720
Interest receivable                             635,808         21,711
Other assets                                      1,467          1,477
                                           ---------------------------
Total assets                               $371,200,261  $ 365,368,734
                                           ===========================

LIABILITIES AND INVESTORS' INTEREST
Redemptions payable                        $  7,341,872  $   4,706,201
Brokerage commissions payable                   345,439        402,138
Management fee payable                          462,839        473,458
Subscriptions received in advance                     -        278,500
Accrued expenses                                267,687        643,592
                                           ---------------------------
Total liabilities                             8,417,837      6,503,889

Investors' interest                         362,782,424    358,864,845
                                           ---------------------------
Total liabilities and investors' interest  $371,200,261  $ 365,368,734
                                           ===========================

See  Notes  to  Financial  Statements

MLM Index(TM) Fund
Interim Condensed Schedules of Investments
June 30, 2005 (Unaudited)

                                              UNREALIZED     PERCENTAGE OF
                                 NUMBER OF   APPRECIATION      INVESTORS'
SECURITY DESCRIPTION             CONTRACTS  (DEPRECIATION)      INTEREST
---------------------------------------------------------------------------
Futures
Long Futures Contracts (1)
  Financial                          3,002  $    4,793,873            1.32%
  Commodity                          2,054       2,838,516            0.78
                                            -------------------------------
                                                 7,632,389            2.10

Short Futures Contracts (1)
  Financial                          1,358       5,630,994            1.55
  Commodity                          4,735        (821,830)          (0.22)
                                            -------------------------------
                                                 4,809,164            1.33
Net unrealized appreciation on
  futures contracts                         $   12,441,553            3.43%
                                            ===============================


December 31, 2004 (Audited)
                                             UNREALIZED       PERCENTAGE OF
                                 NUMBER OF   APPRECIATION      INVESTORS'
SECURITY DESCRIPTION             CONTRACTS   (DEPRECIATION)     INTEREST
---------------------------------------------------------------------------
Futures
Long Futures Contracts (1)
  Financial                          4,215  $      609,934            0.17%
  Commodity                          4,089      (4,038,780)          (1.13)
                                            -------------------------------
                                                (3,428,846)          (0.96)

Short Futures Contracts (1)
  Commodity                          3,588       1,287,475            0.36
                                            -------------------------------

Net unrealized depreciation on
  futures contracts                         $   (2,141,371)         (0.60)%
                                            ===============================

See  Notes  to  Financial  Statements

(1) All such amounts are included, net, in due from brokers on the statements of financial condition.

MLM Index(TM) Fund
Unaudited Interim Statements of Operations

                                                      FOR THE THREE    FOR THE THREE      FOR THE SIX     FOR THE SIX
                                                       MONTHS ENDED     MONTHS ENDED     MONTHS ENDED    MONTHS ENDED
                                                           JUNE 30,         JUNE 30,         JUNE 30,        JUNE 30,
                                                              2005             2004              2005            2004
                                                     ----------------------------------------------------------------
INVESTMENT INCOME
Interest                                             $    2,593,295   $      821,209   $   4,774,383   $   1,547,323

EXPENSES
Brokerage commissions                                     1,044,280        1,220,900       2,104,930       2,254,519
Management fee                                            1,036,542        1,041,975       2,088,704       1,927,865
Operating expenses                                          546,095          565,052       1,119,902       1,135,161
                                                     ----------------------------------------------------------------
Total expenses                                            2,626,917        2,827,927       5,313,536       5,317,545

Net investment loss                                         (33,622)      (2,006,718)       (539,153)     (3,770,222)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS

Net realized gain or (loss)                             (11,110,143)     (18,626,671)    (20,073,472)     22,928,522

Net change in unrealized appreciation
  (depreciation) on investments                          10,513,510      (25,665,939)     14,372,258     (23,683,324)
                                                     ----------------------------------------------------------------

Net realized and unrealized loss on
  Investments                                              (596,633)     (44,292,610)     (5,701,214)       (754,802)
                                                     ----------------------------------------------------------------

Net loss                                                  ($630,255)    ($46,299,328)    ($6,240,367)    ($4,525,024)
                                                     ================================================================

See  Notes  to  Financial  Statements

MLM  Index(TM)  Fund
Unaudited Interim Statement of Changes in Investors' Interest
For the six months ended June 30, 2005

------------------------------------------------------------------------------------------------
                                                     LEVERAGED SERIES
------------------------------------------------------------------------------------------------
                            CLASS A        CLASS B        CLASS C       CLASS D       TOTAL

                            SHARES         SHARES         SHARES        SHARES       LEVERAGED
                                                                                      SERIES
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Investors' interest at  $36,053,534   $ 120,716,973   $ 9,042,749   $20,889,960   $ 186,703,216
December 31, 2004
------------------------------------------------------------------------------------------------
Subscriptions             2,922,006      15,258,005             -     1,601,754      19,781,765

------------------------------------------------------------------------------------------------
Redemptions              (2,467,744)    (14,649,728)            -       (29,169)    (17,146,641)

------------------------------------------------------------------------------------------------
Transfers                   460,412         694,436             -     1,108,693       2,263,541

------------------------------------------------------------------------------------------------
Net loss                 (1,287,810)     (3,390,306)     (240,558)     (501,259)     (5,419,933)

------------------------------------------------------------------------------------------------
Investors' interest at  $35,680,398   $ 118,629,380   $ 8,802,191   $23,069,979   $ 186,181,948
June 30, 2005

------------------------------------------------------------------------------------------------
Shares at December       378,832.53    1,175,292.83    108,672.04    208,899.60    1,871,697.00
31, 2004

------------------------------------------------------------------------------------------------
Subscriptions             31,360.81      151,881.84             -     16,195.58      199,438.23

------------------------------------------------------------------------------------------------
Redemptions              (26,822.13)    (146,664.61)            -       (305.16)    (173,791.90)

------------------------------------------------------------------------------------------------
Transfers                  4,894.64        6,625.73             -     11,321.21       22,841.58

------------------------------------------------------------------------------------------------
Shares at June 30,       388,265.85    1,187,135.79    108,672.04    236,111.23    1,920,184.91
2005

------------------------------------------------------------------------------------------------
Net asset value per
share:

  June 30, 2005         $     91.90   $       99.93   $     81.00   $     97.71




-------------------------------------------------------------------------------------------------------------
                                                              UNLEVERAGED SERIES
-------------------------------------------------------------------------------------------------------------
                           CLASS A        CLASS B        CLASS C    CLASS D         TOTAL            TOTAL

                            SHARES        SHARES         SHARES     SHARES        UNLEVERAGED      INVESTORS'

                                                                                    SERIES         INTEREST
--------------------------------------------------------------------------------------------------------------
Investors' interest at  $25,454,828   $ 81,098,538   $  468,278   $65,139,985   $ 172,161,629   $ 358,864,845
December 31, 2004

--------------------------------------------------------------------------------------------------------------
Subscriptions             2,199,655     13,609,606            -    11,828,000      27,637,261      47,419,026

--------------------------------------------------------------------------------------------------------------
Redemptions              (2,962,539)   (12,730,183)     (60,853)   (4,360,864)    (20,114,439)    (37,261,080)

--------------------------------------------------------------------------------------------------------------
Transfers                  (208,021)    (3,101,168)           -     1,045,648      (2,263,541)              -

--------------------------------------------------------------------------------------------------------------
Net loss                   (251,446)      (441,053)      (1,596)     (126,339)       (820,434)     (6,240,367)

--------------------------------------------------------------------------------------------------------------
Investors' interest at  $24,232,477   $ 78,435,740   $  405,829   $73,526,430   $ 176,600,476   $ 362,782,424
June 30, 2005

--------------------------------------------------------------------------------------------------------------
Shares at December       236,937.09     711,557.36     4,682.78    651,399.85    1,604,577.08    3,476,274.08
31, 2004

--------------------------------------------------------------------------------------------------------------
Subscriptions             20,630.44     119,948.55            -    119,257.05      259,836.04      459,274.27

--------------------------------------------------------------------------------------------------------------
Redemptions              (27,758.86)   (112,474.03)     (614.83)   (43,777.11)    (184,624.83)    (358,416.73)

--------------------------------------------------------------------------------------------------------------
Transfers                 (1,949.36)    (27,295.49)           -     10,512.65      (18,732.20)       4,109.38

--------------------------------------------------------------------------------------------------------------
Shares at June 30,       227,859.31     691,736.39     4,067.95    737,392.44    1,661,056.09    3,581,241.00
2005

--------------------------------------------------------------------------------------------------------------
Net asset value per
share:

  June 30, 2005         $    106.35   $     113.39   $    99.76   $     99.71


See  Notes  to  Financial  Statements

MLM  Index(TM)  Fund
Unaudited Interim Statement of Changes in Investors' Interest
For the six months ended June 30, 2004

                               Leveraged Series


                                                                                                           Total
                              Class A-1           Class A       Class B-1    Class B         Class C       Leveraged
                              Shares              Shares        Shares       Shares          Shares        Series
                              -------------------------------------------------------------------------------------------
Investors' interest at
December 31, 2003             $         112,116   $31,010,253   $1,678,368   $ 110,464,301   $ 8,933,897   $ 152,198,936
Subscriptions                                 -     8,494,429            -      32,761,202             -      41,255,631
Redemptions                                   -    (2,684,179)      (4,349)     (9,042,255)   (1,000,000)    (12,730,783)
Transfers                                     -      (113,625)           -       2,139,567             -       2,025,942
Net income (loss)                          (349)     (830,877)       7,245      (3,223,610)      (45,648)     (4,093,239)
                              -------------------------------------------------------------------------------------------
Investors' interest at
June 30, 2004                 $         111,768   $35,876,001   $1,681,264   $ 133,099,205     7,888,249   $ 178,656,487
                              ===========================================================================================
Shares at December 31, 2003            1,041.75    326,477.19    14,890.59    1,093,941.49    108,085.69    1,544,436.71
Subscriptions                                 -     81,515.61            -      291,553.07             -      373,068.68
Redemptions                                   -    (25,708.43)      (35.37)     (85,433.39)   (12,160.51)    (123,337.70)
Transfers                                     -     (1,204.17)           -       19,823.81             -       18,619.64
                              -------------------------------------------------------------------------------------------
Shares at June 30, 2004                1,041.75    381,080.20    14,855.22    1,319,884.98     95,925.18    1,812,787.33
                              ===========================================================================================
Net asset value per share:
June 30, 2004                 $          107.29   $     94.14   $   113.18   $      100.84   $     82.23
                              ===========================================================================

                               Unleveraged Series
                                                                                                     Total
                                                                                     Total           Investors' Interest
                              Class A-1   Class A       Class B-1    Class B         Unleveraged     ($100 Par
                              Shares      Shares        Shares       Shares          Series          Value/Share)
                              --------------------------------------------------------------------------------------------
Investors' interest at
December 31, 2003             $  652,400  $17,751,361   $1,256,307   $ 105,736,154   $ 125,396,222   $        277,595,158
Subscriptions                          -    6,807,639            -      23,489,067      30,296,706             71,552,337
Redemptions                            -   (1,011,039)        (296)     (4,845,506)     (5,856,841)           (18,587,624)
Transfers                              -     (710,764)           -      (1,315,178)     (2,025,942)                     -
Net income (loss)                    885     (152,482)       8,215        (288,403)       (431,785)            (4,525,024)
                              --------------------------------------------------------------------------------------------
Investors' interest at
June 30, 2004                 $  653,285  $22,684,715   $1,264,226   $ 122,776,134   $ 148,378,360   $        326,034,847
                              ============================================================================================
Shares at December 31, 2003     5,898.64   166,108.28    10,778.97      942,036.11    1,124,822.00           2,669,258.71
Subscriptions                          -    62,117.96            -      200,646.80      262,764.76             635,833.44
Redemptions                            -    (9,257.67)       (2.46)     (41,932.17)     (51,192.30)           (164,530.00)
Transfers                              -    (6,506.69)           -      (11,389.29)     (17,895.98)                723.66
                              --------------------------------------------------------------------------------------------
Shares at June 30, 2004         5,898.64   212,461.88    10,776.51    1,089,361.45    1,318,498.48           3,141,285.81
                              ============================================================================================
Net asset value per share:
June 30, 2004                 $   110.75  $    106.77   $   117.31   $      112.70
                              =====================================================

See  Notes  to  Financial  Statements

MLM  Index(TM)  Fund
Unaudited Interim Statements of Cash Flows


                                                                     FOR THE SIX MONTHS ENDED JUNE 30
                                                                        2005                  2004
                                                                ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $        (6,240,367)  $        (4,525,024)
Adjustments to reconcile net loss to net cash and cash
  equivalents used in operating activities:
    Unrealized appreciation (depreciation) on investments                14,372,258           (23,683,324)
    Net realized gain (loss) on investments                             (20,073,472)           22,928,522
  Net change in operating assets and liabilities:
    Due from broker                                                       6,830,904           (11,435,331)
    Prepaid expenses                                                        (30,280)                    -
    Interest receivable                                                    (614,097)             (232,510)
    Other assets                                                                 10                     -
    Brokerage commissions payable                                           (56,699)               95,702
    Management fee payable                                                  (10,619)              120,303
    Accrued expenses                                                       (375,905)              (82,244)
                                                                ------------------------------------------
Net cash and cash equivalents used in operating activities               (6,198,267)          (16,813,906)
                                                                ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Subscriptions received, net of selling commissions                       47,140,526            71,552,337
Redemptions paid                                                        (34,625,409)          (14,194,764)
                                                                ------------------------------------------
Net cash and cash equivalents provided by financing activities           12,515,117            57,357,573
                                                                ------------------------------------------

Net increase in cash and cash equivalents                                 6,316,850            40,543,667

Cash and cash equivalents at beginning of year                          347,850,015           254,185,997
                                                                ------------------------------------------

Cash and cash equivalents at end of year                        $       354,166,865   $       294,729,664
                                                                ==========================================

See Notes to Financial Statement

                                MLM Index (TM) Fund
                Notes to Unaudited Interim Financial Statements
                                  June 30, 2005


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

CASH  AND  CASH  EQUIVALENTS

Cash equivalents consist of highly liquid financial instruments with maturities of three months or less. The Trust's cash equivalents consisted of approximately:

                              JUNE 30, 2005   DECEMBER 31, 2004

    Overnight money markets   $  14,755,000   $      46,281,000
    Money market securities     338,066,000         299,006,000
                             ----------------------------------
    Total                     $ 352,821,000   $     345,287,000
                             ==================================

                                MLM Index (TM) Fund
          Notes to Unaudited Interim Financial Statements (continued)


2.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

DUE  FROM  BROKERS

The Trust's trading activities utilize one broker located in the United States. Due from broker represents cash balances held, unrealized profit or loss on futures contracts, and amounts receivable or payable for transactions not settled at June 30, 2005 and December 31, 2004.

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

                                MLM Index (TM) Fund
          Notes to Unaudited Interim Financial Statements (continued)


3.   INVESTORS'  INTEREST  (CONTINUED)

to each Class' net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days written notice to the Manager. Subscriptions are accepted as of the first day of any calendar month.

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

As of June 30, 2005, the Manager of the Trust had contributed $1,000 to each Series of the Trust.

4.   MARGIN  REQUIREMENTS

The Trust had margin requirements of approximately $15,952,000 and $19,750,000 at June 30, 2005 and December 31, 2004, respectively, which were satisfied by net unrealized profits and cash at the broker.


5.  MANAGEMENT  FEE  AND  OTHER  FEES  AND  EXPENSES

The Trust pays the Manager a management fee and the introducing broker a brokerage fee as a percentage of net assets, as of the first day of each month at the annualized rates as follows:

                                         LEVERAGED SERIES
           ----------------------------------------------------------------------------
                                                                            TOTAL FEES
           BROKERAGE   MANAGEMENT   ORGANIZATIONAL   OPERATING   SELLING       AND
              FEE          FEE            FEE         EXPENSE    EXPENSE   COMMISSIONS
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

                                MLM Index (TM) Fund
          Notes to Unaudited Interim Financial Statements (continued)


5.   MANAGEMENT  FEE  AND  OTHER  FEES  AND  EXPENSES  (CONTINUED)

                                       UNLEVERAGED SERIES
           ----------------------------------------------------------------------------
                                                                            TOTAL FEES
           BROKERAGE   MANAGEMENT   ORGANIZATIONAL   OPERATING   SELLING       AND
              FEE          FEE            FEE         EXPENSE    EXPENSE   COMMISSIONS
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

                                        FAIR VALUE AT
                           JUNE 30, 2005             December 31, 2004
                   ------------------------------------------------------
                     ASSETS      LIABILITIES      Assets     Liabilities
                   ------------------------------------------------------
Financial Futures  $ 5,743,566  $ (3,726,880)  $   609,934   $  1,287,475
Commodity Futures   10,424,867             -    (4,038,780)             -
                   ------------------------------------------------------
  Total            $16,168,433  $ (3,726,880)  $(3,428,846)  $  1,287,475
                   ======================================================

                                MLM Index (TM) Fund
          Notes to Unaudited Interim Financial Statements (continued)


6.  FINANCIAL HIGHLIGHTS

The following represents the per share operating performance and ratios to average investors' interest and other supplemental information for the six months ended June 30, 2005:

                                                                 Leveraged Series                     Unleveraged Series

                                                     Class A  Class B    Class C  Class D    Class A   Class B  Class C   Class D

                                                     Shares    Shares    Shares    Shares    Shares    Shares    Shares    Shares
                                                    ------------------------------------------------------------------------------
Per share operating performance:
  Net asset value per share at  December 31, 2004   $ 95.17   $102.71   $ 83.21   $100.00   $107.43   $113.97   $100.00   $100.00
  Income from investment operations:
    Net investment income (loss)                      (0.37)     0.36     (0.02)     0.35      0.26      0.78      0.57      0.85
    Net realized and unrealized los on investment
    transactionss                                     (2.90)    (3.14)    (2.19)    (2.64)    (1.34)    (1.36)    (0.81)    (1.14)
                                                    ------------------------------------------------------------------------------
    Total from investment operations                  (3.27)    (2.78)    (2.21)    (2.29)    (1.08)    (0.58)    (0.24)    (0.29)
                                                    ------------------------------------------------------------------------------
  Net asset value per share at  June 30, 2005       $ 91.90   $ 99.93   $ 81.00   $ 97.71   $106.35   $113.39   $ 99.76   $ 99.71
                                                    ==============================================================================

Total Return:                                        (3.44)%   (2.71)%   (2.66)%   (2.29)%   (1.01)%   (0.51)%   (0.24)%   (0.29)%
                                                    ==============================================================================

Ratio to Average Investors' Interest:
  Net investment income (loss)                       (0.40)%     0.36%   (0.02)%     0.36%     0.24%     0.68%     0.57%     0.85%
  Expenses                                           (1.71)%   (0.96)%   (1.33)%   (0.95)%   (1.06)%   (0.56)%   (0.81)%   (0.56)%

Total return is calculated as the change in the net asset value per share for the six months ended June 30, 2005. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average investors' interest, respectively, for each class, for the six months ended June 30, 2005.

                                MLM Index (TM) Fund
          Notes to Unaudited Interim Financial Statements (continued)


6.  FINANCIAL  HIGHLIGHTS  (CONTINUED)

The following represents the per share operating performance ratios to average limited partners' capital and other supplemental information for the six months ended June 30, 2004:

                                                  Leveraged Series                            Unleveraged Series
                                                  ----------------                            ------------------
                       Class A-1    Class A    Class B-1    Class B    Class C    Class A-1    Class A    Class B-1    Class B
                        Shares      Shares      Shares      Shares     Shares      Shares      Shares      Shares      Shares
                      ---------------------------------------------------------  ----------------------------------------------
Per share operating
performance:
  Net asset
value per
share,
December 31, 2003     $   107.63   $  94.98   $   112.71   $ 100.98   $  82.66   $   110.60   $ 106.87   $   116.55   $  112.24
Income from
investment
operations:
  Net investment
income (loss)              (1.06)     (0.46)       (0.18)     (0.03)     (0.77)       (0.58)     (0.08)        0.06        0.24
  Net realized
and unrealized
gain (loss)
on Investment
transactions                0.72      (0.38)        0.64      (0.11)      0.35         0.73      (0.02)        0.70        0.22
                      ---------------------------------------------------------  ----------------------------------------------
  Total from
investment
operations                 (0.34)     (0.84)        0.46      (0.14)     (0.42)        0.15      (0.10)        0.76        0.46
                      ---------------------------------------------------------  ----------------------------------------------
  Net asset value
per share,
June 30, 2004         $   107.29   $  94.14   $   113.17   $ 100.84   $  82.24   $   110.75   $ 106.77   $   117.31   $  112.70
                      =========================================================  ==============================================
Total Return:             (0.31%)    (0.89%)        0.41%    (0.14%)    (0.51%)        0.14%    (0.09%)        0.65%     0.41%%

Ratio to Average
Net Assets:
  Net investment
income (loss)             (0.47%)    (0.67%)      (0.08%)    (0.27%)    (0.44%)      (0.25%)    (0.33%)        0.06%    (0.06%)
  Expenses                (0.72%)    (0.92%)      (0.33%)    (0.52%)    (0.69%)      (0.50%)    (0.59%)      (0.24%)    (0.32%)

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

     Mount Lucas Management Corporation (the "Manager"), a Delaware corporation, acts as the manager and trading advisor of the Trust. The Manager was formed in 1986 to act as an investment manager. As part of a planned merger in October 1999, the Manager combined operations with Mount Lucas Index Management Corporation (the former manager of the Trust), CA Partners, Inc. and Little Brook Corporation of New Jersey. The purpose of the merger was to streamline and consolidate the operations of the affiliated entities. As of June 30, 2005, the Manager had approximately $1.572 billion of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

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

     The Trust records all investments at market value in its financial statements, with changes in market value reported as a component of realized and unrealized gain (loss) on investments in the statements of operations.
Generally, market values are based on market prices; however, in certain circumstances, significant judgments and estimates by the Manager are involved in determining fair value in the absence of an active market closing price.

FINANCIAL  CONDITION

     To replicate the results of the MLM Index(TM), the Trust must effect trades on domestic or foreign futures exchanges. Since the beginning of operations, the Trust has used Refco, LLC ("Refco") as its futures commission merchant. The Manager deposits a percentage of the assets of the Trust in two separate accounts at Refco, one for the Unleveraged Series and one for the Leveraged Series. The amount deposited is determined by the margin requirement established by the exchanges to hold the positions in the Trust. The margin requirement varies, but is generally about 4.5% of assets for the Unleveraged Series and 13.5% of assets for the Leveraged Series.

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

     Upon 10 days written notice to the Manager, a holder of interests in the Trust may liquidate that holding at the end of any month at the net asset value of the interests. While the Manager generally must honor all requests for redemption if presented in proper form, the Manager may temporarily suspend any redemption if the effect of such redemption, either alone or in conjunction with other redemptions, would impair the relevant Series' ability to operate if the impairment would be caused by a third party other than the Manager. Further, the right to obtain redemption is contingent upon the relevant Series having assets sufficient to discharge its liabilities on the date of redemption. Under certain circumstances, the Manager may find it advisable to establish a reserve for contingent liabilities. In such event, the amount receivable by a redeeming holder of interests will be reduced by his proportionate share of the reserve. There is no secondary market for interests in the Trust, and none is anticipated. There are restrictions for transfer of interests.

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

MARKET  AND  CREDIT  RISKS

     The nature of the Trust is such that it undertakes substantial market risk in following its mandate to replicate the MLM Index(TM). Although the Manager monitors the intraday and daily valuation of the portfolio, no extraordinary measures are taken to reduce market risk. Specifically, the Manager maintains positions required to match, as closely as possible, the return of the MLM Index. One could imagine certain circumstances where the Manager might be called upon to make a change to this policy, such as the closing of an exchange or some other emergency situation. In such case, the Manager would use its best efforts to respond to such circumstances with the interests of the investors in mind.

     The MLM Index(TM) is designed to capture returns from sustained trends in the constituent futures markets. When these trends exist in a market or sector, the MLM Index(TM) tends to exhibit positive performance in that market or sector. Conversely, if a market or sector is trendless and volatile, the performance for the market of sector is likely to be negative. The lack of any significant trend is generally an indication of poor results. During the quarter ended June 30, 2005, no one sector was significantly more profitable than any other sector.

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

In addition, if the Trust were to enter into over the counter transactions, additional counterparty risk would be incurred. There were no OTC transactions for the six months end June 30, 2005.

RESULTS  OF  OPERATIONS

     At June 30, 2005, the Trust had assets of $371,200,261 and liabilities of $8,417,837 compared with assets of $365,368,734 and liabilities of $6,503,889 at December 31, 2004. Changes in the net assets of the Trust are the result of subscriptions and redemptions to the Trust, and the net income (loss) from operations, including the results from futures trading, interest income, and fees and expenses. For the six-month period ending June 30, 2005, subscriptions to the Trust totaled $47,419,026 and redemptions totaled $(37,261,080). During the six-month period ending June 30, 2005, the Trust had a net loss of $(6,240,367) compared with a net loss of $(4,525,024) for the same period in 2004. During both periods, expenses increased. Some expenses of the Trust are based on a percentage of net assets, and therefore increase as the net assets of the Trust increase.

     The  Trust's  net  income is directly related to the performance of the MLM
Index(TM), which the Trust is designed to replicate. For the six months ended June 30, 2005, MLM Index(TM) performance was +0.56%, lower than the +1.25% recorded in the same period ended June 30, 2004. Trust's performance may be negative in years when the MLM Index(TM) is positive due to the timing of subscriptions and redemptions, the fees charged, and the allocation of assets between the Unleveraged and Leveraged Series of the Trust. Since inception of the Trust, the correlation of monthly results between the Unleveraged Series of the Trust and the MLM Index(TM) adjusted for fees is 0.99. The correlation between the Leveraged Series of the Trust and the MLM Index(TM) adjusted for leverage and fees is 0.99.

     The components of the return of the MLM Index(TM) are the capital gains earned from the changes in futures market prices, and the interest income earned on cash balances less expenses incurred. The mechanics and rules of futures markets allow the Trust to earn interest on approximately 100% of the assets in the Trust. The interest income takes two forms, directly from the Trust's futures broker paid on the margin deposits held by them, and excess cash. During 2001, management altered the method of earning interest on the excess cash. Previously, excess cash was placed in a money market mutual fund. Larger asset size permitted the Trust to retain the services of a professional money manager, CSAM, to invest the Trust's cash assets without the expenses associated with money market mutual funds.

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

     The  VAR  of  the  Fund  is  calculated  as  follows:

     1. The Manager calculates the standard deviation of the historical returns of the MLM Index(TM) over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years. Those results for the period ended June 30, 2005 are 0.46% and 1.85%, respectively. It is important to note that this calculation is made on the historical data of the MLM Index(TM). It is not based on the actual trading of the Trust and does not include any operational risk. The standard deviation is used to measure the dispersion of the returns of the MLM Index(TM).

     2. For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability. It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude. The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution. For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100). To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution. For daily returns, this estimate is a loss of 1.6215%. For monthly returns the estimate is loss of 6.52125%.

     3. To ascertain a dollar loss amount for the Trust, the assets of the Trust as of June 30, 2005 are multiplied by the estimate of the risk calculated in step 2 above. The risk estimate is based on the Unleveraged MLM Index(TM), so Trust assets must be adjusted for the distribution of assets among the Unleveraged and Leveraged Series of the Trust, with the leveraged assets having three times the risk of the Unleveraged assets. Based on the asset levels as of June 30, 2005, the Manager estimates that the Trust could expect to lose $11,793,094 in any given day and $47,972,234 in any given month.

     The estimate above, though reasonable, should not be taken as an assurance that losses in the Trust could not be greater than these amounts. This is simply a quantitative estimate based on the historical performance of the MLM Index(TM). The loss that occurs with small probability may be substantially greater than the loss indicted above. Also, market conditions could change dramatically from the conditions that prevailed over the period used to calculate the estimate, affecting the realized volatility of the market. Furthermore, other factors could effect trading, such as the inability to execute orders in a particular market, due to operational or regulatory restrictions that may alter the pattern of the Trust's returns. Specifically, the Manager advises other funds in addition to the Trust. In certain markets there is a limit to the size of a position that one entity can control (speculative limits). Since positions cannot exceed speculative limits, the Manager may have to allocate positions across accounts and funds, resulting in a less than complete replication of the MLM Index(TM). It is best to remember the fact that, as outlined in the offering for the Trust, that all the assets invested are at risk of loss.

     Since the calculation of the VAR does not look at the specific instrument risks, but rather the results of the MLM Index(TM) as a whole, risks related to actual execution are not included in the calculation. For example, counter-party risks from OTC transactions are not factored into the calculation.

     Additional market risk may be attributed to the actual execution of the orders for the Trust. The Trust executes the majority of its orders on the last day of each month. As assets of the Trust grow, large orders may be placed in periods of reduced liquidity. Such orders may move the markets in which they are executed, adversely affecting the performance of the Trust. The Manager makes every effort to execute all orders efficiently, but general levels of liquidity are beyond the control of management. In certain circumstances, markets may move to the daily trading limits imposed by the exchanges, and the Trust may be unable to execute the necessary orders to replicate the MLM Index(TM), causing a divergence of performance between the Fund and the MLM Index(TM), also known as "slippage".

ITEM 4.  CONTROLS  AND  PROCEDURES

     The President and the Chief Operating Officer of the Manager evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures, which are designed to ensure that the Trust's records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that, as of June 30, 2005, the Trust's disclosure controls are effective. There have been no significant changes in the Trust's internal control over financial reporting in the quarter ended June 30, 2005 that has materially affected or is reasonably likely to materially affect the Trust's internal control over financial reporting.


                           PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS.

     The Manager is not aware of any proceedings threatened or pending against the Trust and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS:

                                      Leveraged Series                        Unleveraged Series

-------------------------------------------------------------------------------------------------------------
                         Class A    Class B    Class C   Class D   Class A    Class B    Class C    Class D
-----------------------------------------------------------------  ------------------------------------------
Apr-05 Subscriptions $   $142,376  $1,742,641  $      -  $      -  $447,376  $1,812,474  $      -  $        -
-----------------------------------------------------------------  ------------------------------------------
  Subscriptions Units       1,583      17,864         -         -     4,241      16,140         -           -
-----------------------------------------------------------------  ------------------------------------------
  # of Purchasers               6          36         -         -         5          39         -           -
-----------------------------------------------------------------  ------------------------------------------
  Unit Price             $  89.93  $    97.55  $  79.34  $  95.25  $ 105.50  $   112.30  $  98.73  $    98.68
-----------------------------------------------------------------  ------------------------------------------

-----------------------------------------------------------------  ------------------------------------------
May-05 Subscriptions $   $811,731  $3,203,677  $      -  $100,000  $401,640  $2,065,643  $      -  $2,000,000
-----------------------------------------------------------------  ------------------------------------------
  Subscriptions Units       5,676      32,716         -     1,045     3,802      18,355         -      20,217
-----------------------------------------------------------------  ------------------------------------------
  # of Purchasers              12          52         -         1        10          44         -           1
-----------------------------------------------------------------  ------------------------------------------
  Unit Price             $  90.16  $    97.92  $  79.65  $  95.68  $ 105.64  $   112.54  $  98.98  $    98.92
-----------------------------------------------------------------  ------------------------------------------

-----------------------------------------------------------------  ------------------------------------------
Jun-054 Subscriptions $  $627,311  $  977,082  $      -  $      -  $ 88,550  $1,334,886  $      -  $        -
-----------------------------------------------------------------  ------------------------------------------
  Subscriptions Units       6,826       9,778         -         -       833      11,773         -           -
-----------------------------------------------------------------  ------------------------------------------
  # of Purchasers               8          17         -         -         2          29         -           -
-----------------------------------------------------------------  ------------------------------------------
  Unit Price             $  91.90  $    99.93  $  81.00  $  97.71  $ 106.35  $   113.39  $  99.76  $    99.71
-------------------------------------------------------------------------------------------------------------

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

The Trust did not file any reports on Form 8-K during the six months ended June 30, 2005.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     MLM  INDEX(TM)  FUND

     By:  Mount  Lucas  Management  Corporation
     Its:  Manager

     By: /s/ Timothy J. Rudderow
     ---------------------------
     Timothy J. Rudderow, President




Date: August 15, 2005