Form 10-Q
period 2005-09-30
MLM INDEX FUND
filed 2005-11-21
CIK 1075058

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


               For the quarterly period ended September 30, 2005,


                                       or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

          For the transition period from ____________ to _____________


                         COMMISSION FILE NUMBER 0-49767


                               MLM INDEX(TM) FUND
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


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

                          Yes [X]               No [ ]
                              ---                  ---

                               MLM Index(TM) Fund
                                Index to FORM 10Q
                               September 30, 2005


PART I - FINANCIAL INFORMATION
                                                                                    Page
Item 1  Financial Statements:                                                      Number
        Statements of Financial Condition as of September 30, 2005
          (unaudited) and December 31, 2004 (audited)                                3

        Condensed Schedules of Investments as of September 30, 2005
          (unaudited) and December 31, 2004 (audited)                                4

        Unaudited Interim Statements of Operations for the three months ended September 30, 2005 and 2004 and for the nine months ended
          September 30, 2005 and 2004                                                5

        Unaudited Interim Statements of Changes in Investors' Interest for
          the nine months ended September 30, 2005 and 2004                          6

        Unaudited Interim Statements of Cash Flows for the nine months
          ended September 30, 2005 and 2004                                          8

Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                   15

Item 3  Quantitative and Qualitative Disclosures of Market Risk                      18

Item 4  Controls and Procedures                                                      20

PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                                            20

Item 2  Changes in Securities and Use of Proceeds                                    20

Item 3  Defaults Upon Senior Securities                                              21

Item 4  Submission of Matters to a Vote of Security Holders                          21

Item 5  Other Information                                                            21

Item 6  Exhibits and Reports on Form 8-K                                             22

MLM Index(TM) Fund
Interim Statements of Financial Condition
As of September 30, 2005 (Unaudited) and December 31, 2004 (Audited)

                                           SEPTEMBER 30, 2005   December 31, 2004
                                           -------------------  ------------------
ASSETS
Cash and cash equivalents                  $       354,674,295  $      347,850,015
Due from broker                                     17,635,280          17,275,811
Prepaid expenses                                       250,000             219,720
Interest receivable                                  1,531,549              21,711
Other assets                                             1,907               1,477
                                           -------------------  ------------------
Total assets                               $       374,093,031  $      365,368,734
                                           ===================  ==================

LIABILITIES AND INVESTORS' INTEREST
Redemptions payable                        $         5,317,366  $        4,706,201
Brokerage commissions payable                          340,025             402,138
Management fee payable                                 470,578             473,458
Subscriptions received in advance                            -             278,500
Accrued expenses                                       385,192             643,592
                                           -------------------  ------------------
Total liabilities                                    6,513,161           6,503,889

Investors' interest                                367,579,870         358,864,845
                                           -------------------  ------------------
Total liabilities and investors' interest  $       374,093,031  $      365,368,734
                                           ===================  ==================

See  Notes  to  Financial  Statements

MLM Index(TM) Fund
Interim Condensed Schedules of Investments
September 30, 2005 (Unaudited)

                                          UNREALIZED     PERCENTAGE OF
                             NUMBER OF   APPRECIATION/     INVESTORS'
SECURITY DESCRIPTION         CONTRACTS  (DEPRECIATION)      INTEREST
-----------------------------------------------------------------------
Futures
Long Futures Contracts(1)
  Financial                      3,009  $     (271,571)         (0.07)%
  Commodity                      3,486      11,471,540            3.12
                                        ---------------  --------------
                                            11,199,969            3.05

Short Futures Contracts(1)
  Financial                      1,384       4,534,938            1.23
  Commodity                      3,289         204,000            0.06
                                        ---------------  --------------
                                             4,738,938            1.29

Net unrealized appreciation
  on futures contracts                  $   15,938,907            4.34%
                                        ===============  ==============

December 31, 2004 (Audited)
                                           UNREALIZED     PERCENTAGE OF
                              NUMBER OF   APPRECIATION/     INVESTORS'
SECURITY DESCRIPTION          CONTRACTS  (DEPRECIATION)      INTEREST
-----------------------------------------------------------------------
Futures
Long Futures Contracts(1)
  Financial                       4,215  $      609,934            0.17%
  Commodity                       4,089      (4,038,780)          (1.13)
                                         ---------------  --------------
                                             (3,428,846)          (0.96)

Short Futures Contracts(1)
  Commodity                       3,588       1,287,475            0.36
                                         ---------------  --------------

Net unrealized depreciation
  on futures contracts                   $   (2,141,371)         (0.60)%
                                         ===============  ==============

See  Notes  to  Financial  Statements

1 All such amounts are included, net, in due from brokers on the statements of financial condition.

MLM Index(TM) Fund
Unaudited Interim Statements of Operations

                                                      FOR THE THREE    FOR THE THREE    FOR THE NINE     FOR THE NINE
                                                       MONTHS ENDED    MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                                                      SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                           2005            2004             2005             2004
                                                      --------------  ---------------  ---------------  ---------------
INVESTMENT INCOME
Interest                                              $    3,181,143  $    1,090,584   $    7,955,525   $    2,637,907

EXPENSES
Brokerage commissions                                      1,027,388       1,100,604        3,132,319        3,355,124
Management fee                                             1,027,942         935,301        3,116,645        2,863,166
Operating expenses                                           561,495         552,987        1,681,396        1,648,146
                                                      --------------  ---------------  ---------------  ---------------
Total expenses                                             2,616,825       2,588,892        7,930,360        7,866,436

Net investment income (loss)                                 564,318      (1,498,308)          25,165       (5,228,529)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss)                                  10,582,971     (22,253,020)      (9,490,501)         675,502

Net change in unrealized appreciation (depreciation)
on investments
                                                           3,572,804      37,789,242       17,945,062       14,065,918
                                                      --------------  ---------------  ---------------  ---------------

Net realized and unrealized gain on investments           14,155,775      15,536,222        8,454,561       14,741,420
                                                      --------------  ---------------  ---------------  ---------------


Net income                                            $   14,720,093  $   14,037,914   $    8,479,726   $    9,512,891
                                                      ==============  ===============  ===============  ===============

See  Notes  to  Financial  Statements

MLM  Index(TM)  Fund
Unaudited Interim Statement of Changes in Investors' Interest
For the nine months ended September 30, 2005


                                                  LEVERAGED SERIES
---------------------------------------------------------------------------------------------
                                                                                   TOTAL
                        CLASS A        CLASS B        CLASS C      CLASS D       LEVERAGED
                         SHARES         SHARES        SHARES        SHARES         SERIES
Investors' interest
at December 31, 2004  $36,053,534   $ 120,716,973   $ 9,042,749  $20,889,960   $ 186,703,216
Subscriptions           3,989,600      17,658,354             -    5,601,754      27,249,708
Redemptions            (5,178,708)    (27,087,279)            -   (1,615,534)    (33,881,521)
Transfers                 460,412         857,928             -    1,108,693       2,427,033
Net income                559,060       3,123,539       267,676    1,080,590       5,030,865
                      ------------  --------------  -----------  ------------  --------------
Investors' interest
at September 30,
2005                  $35,883,898   $ 115,269,515   $ 9,310,425  $27,065,463   $ 187,529,301
                      ============  ==============  ===========  ============  ==============

Shares at
December 31,
2004                   378,832.53    1,175,292.83    108,672.04   208,899.60    1,871,697.00
Subscriptions           42,922.90      175,364.59             -     58,043.4      276,330.96
Redemptions            (56,016.70)    (268,048.54)            -   (16,873.91)    (340,939.15)
Transfers                4,894.64        8,161.82             -    11,321.21       24,377.67
                      ------------  --------------  -----------  ------------  --------------
Shares at
September 30, 2005     370,633.37    1,090,770.70    108,672.04   261,390.37     1,831,466.4
                      ============  ==============  ===========  ============  ==============
Net asset value
Per share:
  September 30, 2005  $     96.82   $      105.68   $     85.98  $    103.54
                      ============  ==============  ===========  ============

                                                      UNLEVERAGED SERIES
------------------------------------------------------------------------------------------------------------
                                                                                  TOTAL           TOTAL
                        CLASS A        CLASS B       CLASS C      CLASS D      UNLEVERAGED      INVESTORS'
                         SHARES        SHARES        SHARES        SHARES         SERIES         INTEREST
Investors' interest
at December 31, 2004  $25,454,828   $ 81,098,538   $  468,278   $65,139,985   $ 172,161,629   $ 358,864,845
Subscriptions           2,346,513     19,950,031            -    12,478,000      34,774,544      62,024,252
Redemptions            (5,316,346)   (17,766,520)    (360,853)   (4,463,713)    (27,907,432)    (61,788,953)
Transfers                (410,237)    (6,587,396)           -     4,570,600      (2,427,033)              -
Net income                236,058      1,436,362        4,214     1,772,227       3,448,861       8,479,726
                      ------------  -------------  -----------  ------------  --------------  --------------
Investors' interest
at September 30,
2005                  $22,310,816   $ 78,131,015   $  111,639   $79,497,099   $ 180,050,569   $ 367,579,870
                      ============  =============  ===========  ============  ==============  ==============

Shares at
December 31,
2004                   236,937.09     711,557.36     4,682.78    651,399.85    1,604,577.08    3,476,274.08
Subscriptions           21,998.22     175,550.52            -    125,750.39      323,299.13      599,630.09
Redemptions            (49,688.60)   (156,437.12)   (3,586.89)   (44,783.42)    (254,496.03)    (595,435.18)
Transfers               (3,833.17)    (57,683.44)           -     45,451.74      (16,064.87)       8,312.80
                      ------------  -------------  -----------  ------------  --------------  --------------
Shares at
September 30, 2005     205,413.54     672,987.32     1,095.89    777,818.56    1,657,315.31    3,488,781.79
                      ============  =============  ===========  ============  ==============  ==============
Net asset value
per share:
  September 30, 2005  $    108.61   $     116.10   $   101.87   $    102.21
                      ============  =============  ===========  ============

See  Notes  to  Financial  Statements

MLM  Index(TM)  Fund
Unaudited Interim Statement of Changes in Investors' Interest
For the nine months ended September 30, 2004



                                                            LEVERAGED SERIES
-----------------------------------------------------------------------------------------------------------
                                                                                                 TOTAL
                        CLASS A-1     CLASS A      CLASS B-1      CLASS B        CLASS C       LEVERAGED
                          SHARES       SHARES       SHARES         SHARES         SHARES         SERIES
                        ----------  ------------  -----------  --------------  ------------  --------------
Investors' interest at
December 31, 2003       $  112,117  $31,010,253   $1,678,368   $ 110,464,301   $ 8,933,897   $ 152,198,936
Subscriptions                    -   10,178,928            -      38,662,773             -      48,841,701
Redemptions                      -   (5,658,332)    (106,420)    (12,988,284)   (1,000,000)    (19,753,036)
Transfers                        -       13,530            -       1,839,784             -       1,853,314
Net income                   6,156    1,031,840       92,169       4,895,700       405,254       6,431,119
                        ----------  ------------  -----------  --------------  ------------  --------------
Investors' interest at
 September 30, 2004     $  118,273  $36,576,219   $1,664,117   $ 142,874,274   $ 8,339,151   $ 189,572,034
                        ==========  ============  ===========  ==============  ============  ==============

Shares at December
31, 2003                  1,041.75   326,477.19    14,890.59    1,093,941.49    108,085.69    1,544,436.71
Subscriptions                    -    99,967.99            -      352,459.50             -      452,427.49
Redemptions                      -   (58,389.65)   (1,047.76)    (125,111.39)   (12,160.51)    (196,709.31)
Transfers                        -       147.77            -       16,402.57             -       16,550.34
                        ----------  ------------  -----------  --------------  ------------  --------------
Shares at September
30, 2004                  1,041.75   368,203.30    13,842.83    1,337,692.17     95,925.18    1,816,705.23
                        ==========  ============  ===========  ==============  ============  ==============

Net asset value per
share:
 September 30, 2004     $   113.53  $     99.34   $   120.22   $      106.81   $     86.93
                        ==========  ============  ===========  ==============  ============


                                                       UNLEVERAGED SERIES
--------------------------------------------------------------------------------------------------------------------
                                                                                                       TOTAL
                                                                                   TOTAL        INVESTORS' INTEREST
                        CLASS A-1     CLASS A      CLASS B-1      CLASS B       UNLEVERAGED          ($100 PAR
                          SHARES       SHARES       SHARES         SHARES          SERIES          VALUE/SHARE)
                        ----------  ------------  -----------  --------------  --------------  ---------------------
Investors' interest at
December 31, 2003       $  652,400  $17,751,361   $1,256,307   $ 105,736,154   $ 125,396,222   $        277,595,158
Subscriptions                    -   10,303,087            -      49,048,859      59,351,946            108,193,647
Redemptions                      -   (1,764,943)        (403)    (18,467,815)    (20,233,161)           (39,986,197)
Transfers                        -     (837,919)           -      (1,015,395)     (1,853,314)                     -
Net income                  15,779      440,113       40,277       2,585,603       3,081,772              9,512,891
                        ----------  ------------  -----------  --------------  --------------  ---------------------
Investors' interest at
 September 30, 2004     $  668,179  $25,891,699   $1,296,181   $ 137,887,406   $ 165,743,465   $        355,315,499
                        ==========  ============  ===========  ==============  ==============  =====================

Shares at December
31, 2003                  5,898.64   166,108.28    10,778.97      942,036.11    1,124,822.00           2,669,258.70
Subscriptions                    -    95,328.90            -      427,436.02      522,764.92             975,192.42
Redemptions                      -   (16,380.71)       (3.37)    (166,350.71)    (182,734.79)           (379,444.10)
Transfers                        -    (7,697.34)           -       (8,604.84)     (16,302.18)                248.16
                        ----------  ------------  -----------  --------------  --------------  ---------------------
Shares at September
30, 2004                  5,898.64   237,359.13    10,775.60    1,194,516.58    1,448,549.95           3,265,255.18
                        ==========  ============  ===========  ==============  ==============  =====================

Net asset value per
share:
 September 30, 2004     $   113.28  $    109.08   $   120.29   $      115.43
                        ==========  ============  ===========  ==============

See  Notes  to  Financial  Statements

MLM  Index(TM)  Fund
Unaudited Interim Statements of Cash Flows

                                                                  FOR THE NINE MONTHS   ENDED SEPTEMBER 30
                                                                        2005                   2004
                                                                ---------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $          8,479,726   $         9,512,891
Adjustments to reconcile net income to net cash and cash
  equivalents provided by operating activities:
    Unrealized appreciation on investments                                17,945,062            14,105,918
    Net realized gain (loss) on investments                               (9,490,501)              675,502
  Net change in operating assets and liabilities:
    Due from broker                                                       (8,814,030)          (21,573,743)
    Interest receivable                                                   (1,509,838)             (321,123)
    Prepaid expenses                                                         (30,280)                    -
    Other assets                                                                (430)                    -
    Brokerage commissions payable                                            (62,113)               42,018
    Management fee payable                                                    (2,880)               83,545
    Accrued expenses                                                        (258,400)               89,117
                                                                ---------------------  --------------------
Net cash and cash equivalents provided by operating activities             6,256,316             2,614,125
                                                                ---------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Subscriptions received, net of selling commissions                        61,745,752           108,193,647
Redemptions paid                                                         (61,177,788)          (38,656,618)
                                                                ---------------------  --------------------
Net cash and cash equivalents provided by financing activities               567,964            69,537,029
                                                                ---------------------  --------------------

Net increase in cash and cash equivalents                                  6,824,280            72,151,154
Cash and cash equivalents at beginning of year                           347,850,015           254,185,997
                                                                ---------------------  --------------------
Cash and cash equivalents at end of period                      $        354,674,295   $       326,337,151
                                                                =====================  ====================

See Notes to Financial Statements

                                MLM Index(TM) Fund
                 Notes to Unaudited Interim Financial Statements
                               September 30, 2005

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

CASH  AND  CASH  EQUIVALENTS

Cash equivalents consist of highly liquid financial instruments with maturities of three months or less. The Trust's cash equivalents consisted of approximately:

                              SEPTEMBER 30, 2005   DECEMBER 31, 2004
     Overnight money markets  $        10,660,000  $       46,281,000
     Money market securities          341,393,000         299,006,000
                              -------------------  ------------------
     Total                    $       352,053,000  $      345,287,000
                              ===================  ==================

                               MLM Index(TM) Fund
           Notes to Unaudited Interim Financial Statements (continued)

2.  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

DUE  FROM  BROKERS

The Trust's trading activities utilize one broker located in the United States. Due from broker represents cash balances held, unrealized profit or loss on futures contracts, and amounts receivable or payable for transactions not settled at September 30, 2005 and December 31, 2004.

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

INCOME  TAXES

The Unleveraged Series and the Leveraged Series each will be classified for federal income tax purposes as separate partnerships. Investors in each Series will reflect their proportionate share of profit or loss on their separate tax returns. Accordingly, no provisions for income taxes are required for the Trust.


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

As of September 30, 2005, the Manager of the Trust had contributed $1,000 to each Series of the Trust.

4.  MARGIN  REQUIREMENTS

The Trust had margin requirements of approximately $16,993,354 and $19,750,000 at September 30, 2005 and December 31, 2004, respectively, which were satisfied by net unrealized profits and cash at the broker.



5.  MANAGEMENT  FEE  AND  OTHER  FEES  AND  EXPENSES

The Trust pays the Manager a management fee and the introducing broker a brokerage fee as a percentage of net assets, as of the first day of each month at the annualized rates as follows:

                                                            LEVERAGED SERIES
                ----------------------------------------------------------------------------------------------------
                                                                                                       TOTAL FEES
                   BROKERAGE       MANAGEMENT     ORGANIZATIONAL      OPERATING         SELLING            AND
                      FEE              FEE              FEE            EXPENSE          EXPENSE        COMMISSIONS
                ----------------------------------------------------------------------------------------------------
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

                               MLM Index(TM) Fund
           Notes to Unaudited Interim Financial Statements (continued)

5.  MANAGEMENT  FEE  AND  OTHER  FEES  AND  EXPENSES  (CONTINUED)

                                                    UNLEVERAGED SERIES
                ----------------------------------------------------------------------------------------------------
                                                                                                       TOTAL FEES
                   BROKERAGE       MANAGEMENT     ORGANIZATIONAL      OPERATING         SELLING            AND
                      FEE              FEE              FEE            EXPENSE          EXPENSE        COMMISSIONS
                ---------------  ---------------  ---------------  ---------------  ---------------  ---------------
     Class A-1            0.65%            1.25%        N/A                  0.35%        N/A                  2.25%
     Class A              0.85%            1.50%       0.50%                 0.35%       4.00%                 7.20%
     Class B-1            0.65%            0.25%        N/A                  0.35%        N/A                  1.25%
     Class B              0.85%            0.50%       0.50%                 0.35%        N/A                  2.20%
     Class C              0.40%            1.00%        N/A                  0.35%       4.00%                 5.75%
     Class D              0.40%            0.50%        N/A                  0.35%        N/A                  1.25%

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

The following table reflects the fair value of the Trust's derivative financial instruments.

                                    FAIR VALUE AT
                       SEPTEMBER 30, 2005        December 31, 2004
                   -------------------------  -------------------------
                   ASSETS       LIABILITIES   Assets        Liabilities
                   -----------  ------------  ------------  -----------
Financial Futures  $ 5,550,948  $(1,287,582)  $   609,934   $ 1,287,475
                   -----------  ------------  ------------  -----------
Commodity Futures   13,133,198   (1,457,658)   (4,038,780)            -
                   -----------  ------------  ------------  -----------
  Total            $18,684,146  $(2,745,239)  $(3,428,846)  $ 1,287,475
                   ===========  ============  ============  ===========

                               MLM Index(TM) Fund
           Notes to Unaudited Interim Financial Statements (continued)

6.     Financial Highlights

The following represents the per share operating performance and ratios to average investors' interest and other supplemental information for the six months ended September 30, 2005:

                                                      Leveraged Series                          Unleveraged Series
                                          Class A    Class B    Class C    Class D    Class A    Class B    Class C    Class D
                                          Shares     Shares     Shares     Shares     Shares     Shares     Shares     Shares
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Per share operating performance:
  Net asset value per share at
    December 31, 2004                    $  95.17   $ 102.71   $  83.21   $ 100.00   $ 107.43   $ 113.97   $ 100.00   $ 100.00
  Income from investment operations:
      Net investment income (loss)          (0.35)      0.75       0.16       0.75       0.60       1.45       0.67       1.46
      Net realized and unrealized gain       2.00       2.22       2.30       2.79       0.58       0.68       1.20       0.75
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
        on  investment transactions
      Total from investment operations       1.65       2.97       2.46       3.54       1.18       2.13       1.87       2.21
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Net asset value per share at
    September 30, 2005                   $  96.82   $ 105.68   $  85.67   $ 103.54   $ 108.61   $ 116.10   $ 101.87   $ 102.21
                                         =========  =========  =========  =========  =========  =========  =========  =========

Total Return:                                1.73%      2.89%      2.96%      3.54%      1.10%      1.86%      1.87%      2.21%
                                         =========  =========  =========  =========  =========  =========  =========  =========

Ratio to Average Investors' Interest:
  Net investment income (loss)              -0.38%      0.74%      0.20%      0.80%      0.56%      1.27%      0.89%      1.48%
  Expenses                                  -2.56%     -1.44%     -2.00%     -1.43%     -1.60%     -0.85%     -1.22%     -0.84%

Total return is calculated as the change in the net asset value per share for the nine months ended September 30, 2005. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average investors' interest, respectively, for each class, for the nine months ended September 30, 2005.

                               MLM Index(TM) Fund
           Notes to Unaudited Interim Financial Statements (continued)

6.  Financial Highlights (continued)

The following represents the per share operating performance ratios to average limited investors' interest and other supplemental information for the nine months ended September 30, 2004:


                                                              Leveragedd Series
                                            Class A-1    Class A    Class B-1    Class B    Class C
                                             Shares      Shares      Shares      Shares     Shares
                                           ---------------------------------------------------------
Per share operating performance:
  Net asset value per share,
     December 31, 2003                     $   107.62   $  94.98   $   112.71   $ 100.98   $  82.66
      Income from investment operations:
      Net investment income (loss)              (1.43)     (1.75)       (0.18)     (0.69)     (1.04)
      Net realized and unrealized
gain (loss) on investment transactions
                                                 7.33       6.11         7.69       6.52       5.31
                                           ---------------------------------------------------------
      Total from investment operations           5.90       4.36         7.51       5.83       4.27
                                           ---------------------------------------------------------
  Net asset value per share,
    September 30, 2004                     $   113.53   $  99.34   $   120.22   $ 106.81   $  86.93
                                           =========================================================

Total Return:                                    5.49%      4.58%        6.66%      5.77%      5.18%
                                           =========================================================

Ratio to Average Net Assets:
  Net investment income (loss)                  -0.48%     -1.20%        0.01%     -0.22%     -0.39%
  Expenses                                      -0.93%     -0.73%       -0.43%     -0.71%     -0.79%

                                                          Unleveraged Series
                                            Class A-1    Class A    Class B-1    Class B
                                             Shares      Shares      Shares      Shares
                                           ----------------------------------------------

Per share operating performance:
  Net asset value per share,
     December 31, 2003                                  $ 106.87   $   116.55   $ 112.24
      Income from investment operations:
      Net investment income (loss)              (0.74)     (0.91)        0.18      (0.11)
      Net realized and unrealized
gain (loss) on investment transactions
                                                 3.42       3.12         3.56       3.30
                                           ----------------------------------------------
      Total from investment operations           2.68       2.21         3.74       3.19
                                           ----------------------------------------------
  Net asset value per share,
    September 30, 2004                     $   113.28   $ 109.08   $   120.29   $ 115.43
                                           ==============================================

Total Return:                                    2.42%      2.07%        3.21%      2.84%
                                           ==============================================

Ratio to Average Net Assets:
  Net investment income (loss)                  -0.21%     -0.35%        0.15%      0.06%
  Expenses                                      -0.71%     -0.95%       -0.35%     -0.49%


Total return is calculated as the change in the net asset value per share for nine months ending September 30, 2004. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average net assets, respectively, for each class, for the nine months ended September 30, 2004.

                               MLM Index(TM) Fund
           Notes to Unaudited Interim Financial Statements (continued)

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

     Mount Lucas Management Corporation (the "Manager"), a Delaware corporation, acts as the manager and trading advisor of the Trust. The Manager was formed in 1986 to act as an investment manager. As part of a planned merger in October 1999, the Manager combined operations with Mount Lucas Index Management Corporation (the former manager of the Trust), CA Partners, Inc. and Little Brook Corporation of New Jersey. The purpose of the merger was to streamline and consolidate the operations of the affiliated entities. As of September 30, 2005, the Manager had approximately $1.572 billion of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

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

     The MLM Index(TM) is designed to capture returns from sustained trends in the constituent futures markets. When these trends exist in a market or sector, the MLM Index(TM) tends to exhibit positive performance in that market or sector. Conversely, if a market or sector is trendless and volatile, the performance for the market of sector is likely to be negative. The lack of any significant trend is generally an indication of poor results. During the quarter ended September 30, 2005, no one sector was significantly more profitable than any other sector.

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

In addition, if the Trust were to enter into over the counter transactions, additional counterparty risk would be incurred. There were no OTC transactions for the nine months end September 30, 2005.

RESULTS  OF  OPERATIONS

     At September 30, 2005, the Trust had assets of $374,093,031 and liabilities of $6,513,164 compared with assets of $365,368,734 and liabilities of $6,503,889 at December 31, 2004. Changes in the net assets of the Trust are the result of subscriptions and redemptions to the Trust, and the net income (loss) from operations, including the results from futures trading, interest income, and fees and expenses. For the nine-month period ending September 30, 2005, subscriptions to the Trust totaled $62,024,318 and redemptions totaled $(61,788,901). During the nine-month period ending September 30, 2005, the Trust had a net income of $8,479,725 compared with a net income of $9,512,891 for the same period in 2004. During both periods, expenses increased. Some expenses of the Trust are based on a percentage of net assets, and therefore increase as the net assets of the Trust increase.
     .
     The Trust's net income is directly related to the performance of the MLM Index(TM), which the Trust is designed to replicate. For the nine months ended September 30, 2005, MLM Index(TM) performance was +0.56%, lower than the +1.25% recorded in the same period ended September 30, 2004. Trust's performance may be negative in years when the MLM Index(TM) is positive due to the timing of subscriptions and redemptions, the fees charged, and the allocation of assets between the Unleveraged and Leveraged Series of the Trust. Since inception of the Trust, the correlation of monthly results between the Unleveraged Series of the Trust and the MLM Index(TM) adjusted for fees is 0.99. The correlation between the Leveraged Series of the Trust and the MLM Index(TM) adjusted for leverage and fees is 0.99.

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

     The  VAR  of  the  Fund  is  calculated  as  follows:

     1. The Manager calculates the standard deviation of the historical returns of the MLM Index(TM) over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years. Those results for the period ended September 30, 2005 are 0.34% and 1.84%, respectively. It is important to note that this calculation is made on the historical data of the MLM Index(TM). It is not based on the actual trading of the Trust and does not include any operational risk. The standard deviation is used to measure the dispersion of the returns of the MLM Index(TM).

     2. For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability. It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude. The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution. For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100). To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution. For daily returns, this estimate is a loss of 1.1985%. For monthly returns the estimate is loss of 6.486%.

     3. To ascertain a dollar loss amount for the Trust, the assets of the Trust as of September 30, 2005 are multiplied by the estimate of the risk calculated in step 2 above. The risk estimate is based on the Unleveraged MLM Index(TM), so Trust assets must be adjusted for the distribution of assets among the Unleveraged and Leveraged Series of the Trust, with the leveraged assets having three times the risk of the Unleveraged assets. Based on the asset levels as of September 30, 2005, the Manager estimates that the Trust could expect to lose
          $8,934,711  in  any  given  day  and  $48,276,718  in any given month.

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

ITEM  4.     CONTROLS  AND  PROCEDURES

     The President and the Chief Operating Officer of the Manager evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures, which are designed to ensure that the Trust's records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that, as of September 30, 2005, the Trust's disclosure controls are effective. There have been no significant changes in the Trust's internal control over financial reporting in the quarter ended September 30, 2005 that has materially affected or is reasonably likely to materially affect the Trust's internal control over financial reporting.


                           PART II. OTHER INFORMATION

           ITEM 1.  LEGAL PROCEEDINGS.

     The Manager is not aware of any proceedings threatened or pending against the Trust and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS:

                                         Leveraged Series                         Unleveraged Series
                            ----------------------------------------  -----------------------------------------
                            Class A   Class B   Class C    Class D     Class A    Class B    Class C   Class D
                            --------  --------  --------  ----------  ---------  ----------  --------  --------
Jul-05 Subscriptions $      $400,011  $601,775  $      -  $4,000,000  $  36,046  $2,675,135  $      -  $300,000
       Subscriptions Units     4,458     9,141         -      41,848        341      23,723         -      3024
       # of Purchasers             5        30         -           1          3          23         -         1
       Unit Price           $  89.72  $  97.69  $  79.47  $    95.58  $  105.68  $   112.77  $  99.25  $  99.20

Aug-05 Subscriptions $      $613,358  $934,032  $      -  $        -  $  59,138  $2,821,155  $      -  $350,000
       Subscriptions Units     6,544     9,141         -           -        551      24,608         -     3,469
       # of Purchasers             3        20         -           -          3          16         -         1
       Unit Price           $  93.73  $ 102.18  $  83.13  $   100.05  $  107.34  $   114.64  $ 100.94  $ 100.89

Sept-05 Subscriptions $     $ 54,225  $864,608  $      -  $        -  $  51,675  $  844,136  $      -  $      -
       Subscriptions Units       560     8,182         -           -   475.7668       7,271         -         -
       # of Purchasers             2        22         -           -          2          23         -         -
       Unit Price           $  96.82  $ 105.68  $  85.98  $   103.54  $  108.61  $   116.10  $ 101.87  $ 102.21

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

     The Trust did not file any reports on Form 8-K during the nine months ended September 30, 2005.

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




Date: November 21, 2005