Form 10-K
period 2005-12-31
MLM INDEX FUND
filed 2006-04-17
CIK 1075058

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ___________________

Commission file number 0-49767

MLM INDEX™ FUND
(Exact name of registrant as specified in its charter)

Delaware	Unleveraged Series: 22-2897229
Leveraged Series: 22-3722683
(State of Incorporation)	(I.R.S. Employer Identification No.)

47 Hulfish Street
Suite 510
Princeton, New Jersey	08542
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 924-8868

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

Business Trust Interests - Unleveraged Series
Business Trust Interests - Leveraged Series

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒.

As of February 24, 2006 the aggregate market value of the business trust units of the Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $161,801,000 and the aggregate market value of the business trust units of the Leveraged Series of the registrant held by non-affiliates of the registrant was approximately $159,829,000

PART I

Item 1.	Business

General

The MLM Index™ Fund (the “Trust”) is a business trust organized under the laws of Delaware. The Trust engages primarily in the speculative trading of a diversified portfolio of futures contracts using the MLM Index™ Trading Program (the “Trading Program”). Futures contracts are standardized contracts made on or through a commodity exchange and provide for future delivery of commodities, precious metals, foreign currencies or financial instruments and, in the case of certain contracts such as stock index futures contracts and Eurodollar futures contracts, provide for cash settlement. The Trust's objective is the appreciation of its assets through speculative trading. The Trust began trading on January 4, 1999.

Mount Lucas Management Corporation (the “Manager”), a Delaware corporation, acts as the manager and trading advisor of the Trust. The Manager was formed in 1986 to act as an investment manager. As part of a planned merger in October 1999, the Manager combined operations with Mount Lucas Index Management Corporation (the former manager of the Trust), CA Partners, Inc. and Little Brook Corporation of New Jersey. The purpose of the merger was to streamline and consolidate the operations of the affiliated entities. As of December 31, 2005, the Manager had approximately $1.622 billion of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940, a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

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

Citigroup Global Markets currently acts as clearing broker for the Trust. A clearing broker accepts orders to trade futures on behalf of another party and accepts money to support such orders. The clearing broker is a futures commission merchant registered with the CFTC and is a member of the NFA.

Trading Program

The Trust trades speculatively in a wide range of futures contracts traded on U.S. and foreign exchanges using the Trading Program, which is based upon the MLM Index™. The MLM Index™ and the Trading Program are both proprietary products of the Manager. The Trading Program attempts to replicate the MLM Index™, before fees and expenses. Currently the Trust has two series of interests; the Unleveraged Series and the Leveraged Series. The Unleveraged Series attempts to replicate the MLM Index™ without any leverage, while the Leveraged Series trades the Trading Program at three times leverage. The Leveraged Series was previously named the Enhanced Series. Leverage is the ability to control large dollar amounts of a commodity with a comparatively small amount of capital. The Leveraged Series purchases or sells $3 market value of contracts for every $1 invested in the Series.

In attempting to replicate the MLM Index™, the Manager will invest in the same markets as the MLM Index™; use the same algorithm to determine long versus short positions; make the same allocations to each market; and generally execute positions at almost the same time. The Manager may also use swaps in attempting to replicate the MLM Index™. These swaps would be agreements with dealers to provide the returns which are the same as holding a specific number of futures contracts in a specific market, without holding the actual contracts. The economic effect on the Trust would be substantially identical to holding futures contracts. However, since the holder of swaps assumes additional counterparty risk, swaps are only held infrequently. As of this time, the Trust holds no swap positions.

The MLM Index™

In 1988, the Manager created the MLM Index™ as a benchmark of the returns to speculation in futures markets. Broadly speaking, the futures markets have two classes of participants, hedgers and speculators. Hedgers are the commercial businesses that use the futures markets to transfer unwanted or excessive price risk to those more willing to absorb that risk. Speculators are position holders who absorb this price risk. In essence, they provide "insurance" to the commercial interest so that the commercial interests can focus on their basic business while being protected from unforeseen changes in commodity prices, interest rates or foreign exchange rates. Basic finance theory argues that the reduction in risk experienced by the hedgers exacts a cost, or risk premium, that is earned by those holding the risk. The intent of the MLM Index™ is to measure this risk premium. In this general sense it is analogous to an index of stocks that measures the premium to holding equity risk.

Price risk in futures markets exists when markets rise and when they fall. For example, an operator of a wheat storage facility is damaged by a fall in the price of wheat in that the value of the inventory in their facility falls. On the other hand, a consumer of wheat, like a baker, incurs financial risk if the price of wheat rises, as the cost of future operations increases. In both cases, steady prices are favorable. Thus, an index designed to capture the risk premium earned must capture returns as markets move up and move down, yet suffer when markets are stable. The MLM Index™ is designed to measure this effect by taking long and short positions in the constituent markets. The existence of the long and short positions in the construction of the MLM Index™ is a significant innovation and important difference from other risk premium measurements.

The MLM Index™ currently invests in futures contracts on the following: Chicago corn, Chicago soybeans, New York sugar, Chicago wheat, Canadian Government Bonds, Euro Bunds, Japanese Government Bonds, Long Gilts, 10-year Treasury Notes, crude oil, heating oil, natural gas, unleaded gasoline, live cattle, New York gold, New York copper, Australian Dollar, British Pound, Canadian Dollar, Swiss Franc, Japanese Yen, and Euro Currency. The selection of the markets in the MLM Index™ is made by the Manager. The selection is based on a variety of factors, including liquidity of the underlying futures contract, the relationship with the other markets in the MLM Index™, and the reasonableness of including the market in the MLM Index™. The choice of markets for a calendar year is made in the December preceding the start of the year, and, except in unusual circumstances, markets are not normally added to or deleted from the MLM Index™ during a year. An extraordinary event that may lead to the removal of a contract during the year might be the permanent suspension of normal trading or an abrupt permanent change in the liquidity of the contract. For example, the Chicago Mercantile Exchange suspended floor trading of the Deutsche Mark contract in August of 2000, ahead of the announced schedule. If a commodity is traded on more than one futures exchange, only the one with the largest open interest is included in the MLM Index™. The open interest is the number of all long or short futures contracts in one delivery month for one market that have been entered into and not yet liquidated by an offsetting transaction or fulfilled by delivery. For example, Chicago Board of Trade wheat has larger open interest than Kansas City Board of Trade wheat; consequently, Chicago Board of Trade wheat is included in the MLM Index™ but Kansas City Board of Trade wheat is not.

In addition to the markets in the MLM Index™, the Manager determines which delivery months will be traded for each market in the MLM Index™. Generally, for each market, four deliveries are chosen that are both liquid and spaced throughout the calendar year. For example, for the Wheat market, the deliveries traded are March, May, July and December. The choice of deliveries is set for each calendar year, but can change due to similar extraordinary circumstances as with the market selection.

The calculation of the MLM Index™ is explained below.

Calculation of the MLM Index™

1. Determination of long or short futures position for each market.

The rate of return of an individual market depends on whether the market position is long or short. Since a futures contract eventually expires, the MLM Index™ is based on the unit asset value of a market, rather than on the actual futures price. This month's unit asset value of a futures market is determined by multiplying last month's value by 1 plus the percentage change in this month's nearby futures price. The market position is long during the current month if the market's closing value on the next-to-last trading day of the prior month is greater than or equal to the market's 252 business day moving average of closing values; otherwise, the market position is short.

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

3. Calculation of the monthly rate of return for the MLM Index™.

The monthly rate of return of the MLM Index™ equals the weighted average of the individual market monthly rates of return plus the Treasury Bill rate of return.

4. Determination of the MLM Index™ value.

The value of the MLM Index™ is computed by compounding the MLM Index™ monthly rates of return. The beginning value of the MLM Index™ is defined to be 1000 in January 1961. Each month thereafter, the MLM Index™ is changed by the monthly rate of return. That is, each month's MLM Index™ value is determined by multiplying the prior month's value by 1 plus the current percentage monthly rate of return.

The annual performance of the MLM Index™ for each of the past ten years is set forth below.

Year	Annual Return
1996	10.93
1997	7.50
1998	16.74
1999	0.39
2000	16.20
2001	3.67
2002	-1.63
2003	3.92
2004	3.52
2005	3.75

The MLM Index™ is published daily on the Bloomberg system and is available from the Manager. Since the development of the MLM Index™, other firms have computed similar indices, including the CMI of AssetSight Corporation and an index computed by SAIS in Switzerland. Both indices are variations on the construction of the MLM Index™, either in the derivation of the long and short positions or the relative weights of the markets. In addition, there are many "commodity" indexes, such as the GSCI from Goldman Sachs and AIG Commodity Index. These indexes are long only, and do not include currencies or financial instruments.

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

Organizational Fee

Investors in Classes A and B of both Series will pay an organizational fee of 0.50% of their initial and any subsequent investment(s) (excluding exchanges) to the Manager to cover expenses associated with the organization of the Trust and the offering of interests. This fee will be deducted from each investment in determining the number of interests purchased. An organizational fee will be charged until an investor’s interest is greater than or equal to $1,000,000. If the organizational expenses exceed the organizational fees collected by the Manager, the Manager will pay any costs above the collected fees. If the organizational fees paid to the Manager exceed actual organizational expenses, any excess will be retained by the Manager and may be shared with consultants that the Manager may engage from time to time. Specifically, consultants who assist the Trust in distributing the interests may be paid a share of the organizational fees. Excess fees are not returned to the Trust, but the Manager absorbs costs in excess of the fees.

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

Futures Trading

Futures Contracts

Futures contracts are contracts made on or through a commodity exchange and provide for future delivery of agricultural and industrial commodities, precious metals, foreign currencies or financial instruments and, in the case of certain contracts such as stock index futures contracts and Eurodollar futures contracts, provide for cash settlement. Futures contracts are uniform for each commodity on each exchange and vary only with respect to price and delivery time. A contract to buy or sell may be satisfied either by taking or making delivery of the commodity and payment or acceptance of the entire purchase price thereof, or by offsetting the obligation with a contract containing a matching contractual obligation on the same (or a linked) exchange prior to delivery. United States commodity exchanges individually or, in certain limited situations, in conjunction with certain foreign exchanges, provide a clearing mechanism to facilitate the matching of offsetting trades. Once trades made between members of an exchange have been confirmed, the clearinghouse becomes substituted for the clearing member acting on behalf of each buyer and each seller of contracts traded on the exchange and in effect becomes the other party to the trade. Thereafter, each clearing member firm party to the trade looks only to the clearinghouse for performance. Clearinghouses do not deal with customers, but only with member firms, and the guarantee of performance under open positions provided by the clearinghouse does not run to customers. If a customer’s commodity broker becomes bankrupt or insolvent, or otherwise defaults on such broker’s obligations to such customer, the customer in question may not receive all amounts owed to such customer in respect of his trading, despite the clearinghouse fully discharging all of its obligations.

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

United States Regulations

Commodity Exchange Act (“CE Act”). The United States Congress enacted the CE Act to regulate trading in commodities, the exchanges on which they are traded, the individual brokers who are members of the exchanges, and commodity professionals and commodity brokerage houses that trade in these commodities in the United States.

Commodity Futures Trading Commission. The CFTC is an independent governmental agency which administers the CE Act and is authorized to promulgate rules thereunder. A function of the CFTC is to implement the objectives of the CE Act in preventing price manipulation and excessive speculation and promoting orderly and efficient commodity futures markets. The CFTC has adopted regulations covering, among other things:

•	the designation of contract markets;
•	the monitoring of United States commodity exchange rules;
•	the establishment of speculative position limits;
•
the registration of commodity brokers and brokerage houses, floor brokers, introducing brokers, leverage transaction merchants, commodity trading advisors, commodity pool operators and their principal employees engaged in non-clerical commodities activities (associated persons); and

•	the segregation of customers funds and record keeping by, and minimum financial requirements and periodic audits of, such registered commodity brokerage houses and professionals.

Under the CE Act, the CFTC is empowered, among other things, to:

•	hear and adjudicate complaints of any person (e.g., an Interest Holder) against all individuals and firms registered or subject to registration under the CE Act (reparations),
•	seek injunctions and restraining orders,
•	issue orders to cease and desist,
•	initiate disciplinary proceedings,

•	revoke, suspend or not renew registrations and
•	levy substantial fines.

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

National Futures Association. Substantially all commodity pool operators, commodity trading advisors, futures commission merchants, introducing brokers and their associated persons are members or associated members of the NFA. The NFA's principal regulatory operations include:

•	auditing the financial condition of futures commission merchants, introducing brokers, commodity pool operators and commodity trading advisors;
•	arbitrating commodity futures disputes between customers and NFA members;
•	conducting disciplinary proceedings; and
•	registering futures commission merchants, commodity pool operators, commodity trading advisors, introducing brokers and their respective associated persons, and floor brokers.

The regulation of commodities transactions in the United States is a rapidly changing area of law and the various regulatory procedures described herein are subject to modification by United States congressional action, changes in CFTC rules and amendments to exchange regulations and NFA regulations.

Risk Factors

Historical Results of the MLM Index™ may not be indicative of future results

The MLM Index™ historical results may not be indicative of future results. The MLM Index™ results are based on the analysis of a particular period of time. The future performance of the MLM Index™ is entirely unpredictable.

Performance of the Trust May be Different than the MLM Index™

The Trust attempts to replicate the MLM Index™. In doing so, the Trust will establish positions in the futures markets. The prices at which the Trust executes these positions may be significantly different than the prices used to calculate the MLM Index™. In addition, the Trust charges various fees and commissions which will lower the return of the Trust vs. the MLM Index™. All these factors mean that the Trust performance will be different and in all likelihood lower than the results of the MLM Index™.

Futures Trading Involves Substantial Leverage

Futures contracts are typically traded on margin. This means that a small amount of capital can be used to invest in contracts of much greater total value. The resulting leverage means that a relatively small change in the market price of a futures contract can produce a substantial profit or loss. Leverage enhances the Trust's sensitivity to market movements that can result in greater profits when the Trading Program anticipates the direction of the move correctly, or greater losses when the Trading Program is incorrect. The Unleveraged Series attempts to replicate the MLM Index™ without leverage and the Leveraged Series trades the MLM Index™ at three times leverage.

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

	Leveraged Series
	Brokerage Fee	Management Fee	Organizational Fee	Admin Fee	Selling Expense	Total Fees and Commissions
Class A	1.75%	2.80%	0.50%	0.35%	4.00%	9.40%
Class B	1.75%	1.30%	0.50%	0.35%	N/A	3.90%
Class C	0.90%	2.05%	N/A	0.35%	4.00%	7.30%
Class D	0.90%	1.30%	N/A	0.35%	N/A	2.55%

	Unleveraged Series
	Brokerage Fee	Management Fee	Organizational Fee	Admin Fee	Selling Expense	Total Fees and Commissions
Class A	0.85%	1.50%	0.50%	0.35%	4.00%	7.20%
Class B	0.85%	0.50%	0.50%	0.35%	N/A	2.20%
Class C	0.40%	1.00%	N/A	0.35%	4.00%	5.75%
Class D	0.40%	0.50%	N/A	0.35%	N/A	1.25%

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

There currently is no established public trading market for the interests. As of December 31, 2005, approximately 3,289,000 interests were held by 3,228 owners.

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

Recent Sales of Unregistered Securities

From October 1, 2005 to December 31, 2005, a total of 84,759.30 interests were sold for the aggregate net subscription amount of $8,917,294.  Total number of purchasers was 147. There were no non-accredited investors during this period. Details of the sale of these interests are as follows:

Series	Date	Subscriptions	Units	Price	# of Purchasers

Leveraged A2 Units	10/31/2005	$464,625.00	5,026.76	$92.43	3
Leveraged B2 Units	10/31/2005	$1,330,824.42	13,174.52	$101.02	23
Unleveraged A2 Units	10/31/2005	$121,875.00	1,138.15	$107.08	3
Unleveraged B2 Units	10/31/2005	$920,439.66	8,034.99	$114.55	15
Leveraged A2 Units	11/30/2005	$83,580.00	889.05	$94.01	3
Leveraged B2 Units	11/30/2005	$1,061,383.42	10,317.64	$102.87	23
Unleveraged A2 Units	11/30/2005	$177,500.00	1,646.93	$107.78	5
Unleveraged B2 Units	11/30/2005	$399,545.38	3,462.48	$115.39	14
Leveraged A2 Units	12/31/2005	$516,863.47	5,435.41	$95.09	4
Leveraged B2 Units	12/31/2005	$2,394,139.46	22,979.74	$104.18	30
Unleveraged A2 Units	12/31/2005	$320,875.00	2,960.77	$108.38	3
Unleveraged B2 Units	12/31/2005	$1,125,643.50	9,692.84	$116.13	21

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

The Trust began trading on January 4, 1999. Set forth below is certain selected historical data for the Trust as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000, and 1999. The selected historical financial data were derived from the financial statements of the Trust, which were audited by Ernst & Young LLP for the first six years and Grant Thornton LLP for the current year. The information set forth below should be read in conjunction with the Financial Statements and notes thereto contained elsewhere in this Registration Statement.

Years Ended December 31,
	2005	2004	2003	2002	2001	2000	1999

Operations Data:
Realized Gains (Losses)	$(7,520,356)	$32,322,487	$5,302,391	$(27,250,523)	$(1,782,272)	$10,979,358	$(3,703,768)
Net Change in Unrealized Gains (Losses)	11,898,155	(26,036,732)	6,101,017	10,793,154	754,588	4,249,238	2,068,296
Interest Income	11,572,093	4,331,899	2,373,246	3,412,276	5,140,993	3,471,048	1,133,335
Brokerage Commissions	4,114,687	4,586,994	3,221,120	2,842,588	2,032,721	905,304	292,743
Management Fees	4,106,132	3,924,230	2,809,869	2,455,153	1,693,359	766,332	216,625
Operating Expenses	2,232,080	2,287,004	1,554,929	944,454	839,741	321,746	117,905
Net Income (Loss)	5,496,993	(180,574)	6,190,736	(19,287,288)	(452,512)	16,706,262	(1,129,410)

Financial Condition Data
Investors' Interest	$344,124,895	$358,864,845	$277,595,158	$203,994,413	$197,206,677	$82,233,913	$45,214,754
Total Assets	351,371,644	365,368,734	280,812,656	212,016,757	201,133,787	82,937,503	50,271,694
Net Asset Value Per Class A-1 Leveraged Series Interest	NA	NA	107.63	106.35	123.84	124.74	90.23
Net Asset Value Per Class A Leveraged Series Interest	95.09	95.17	94.98	93.97	110.72	112.76	85.72
Net Asset Value Per Class B-1 Leveraged Series Interest	NA	NA	112.71	107.78	123.65	122.69	90.66
Net Asset Value Per Class B Leveraged Series Interest	104.18	102.71	100.98	98.37	114.22	114.59	85.82
Net Asset Value Per Class C Leveraged Series Interest	84.79	83.21	82.66	81.12	94.87	NA	NA
Net Asset Value Per Class D Leveraged Series Interest	102.30	100.00	NA	NA	NA	NA	NA
Net Asset Value Per Class A-1 Unleveraged Series Interest	NA	NA	110.60	109.99	114.19	112.40	99.31
Net Asset Value Per Class A Unleveraged Series Interest	108.38	107.43	106.87	106.46	111.00	109.74	97.39
Net Asset Value Per Class B-1 Unleveraged Series Interest	NA	NA	116.55	114.37	117.66	114.67	100.31
Net Asset Value Per Class B Unleveraged Series Interest	116.13	113.97	112.24	110.57	114.28	111.87	98.29
Net Asset Value Per Class C Unleveraged Series Interest	102.23	100.00	NA	NA	NA	NA	NA
Net Asset Value Per Class D Unleveraged Series Interest	102.35	100.00	NA	NA	NA	NA	NA

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The purpose of the Trust is to replicate the results of the MLM Index™, an index designed to measure the risk premium available to futures traders. Designed as such, the results of the Trust depend on two factors, the results of the MLM Index™ itself, and the Manager's ability to replicate that Index. It is important to note that the Manager also calculates the results of the MLM Index™. Thus, their role is twofold - to calculate the results of the MLM Index™, and to replicate the results of the MLM Index™ for the Trust. Any changes made to the composition of the MLM Index™ by the MLM Index™ Committee of the Manager will effect the trading of the Trust, since the object of the Trust is to replicate the MLM Index™ as published.

Results of the MLM Index™

The MLM Index™ is calculated from the prices of 22 liquid futures markets. These markets are traded on domestic and foreign exchanges. For each market, the MLM Index™ generally uses the price of 4 different delivery months each year. For example, in the Japanese Yen futures market, the MLM Index™ uses the March, June, September and December delivery months. On the day before trading day, the MLM Index™ determines whether to hold a long or short position in each constituent contract based on the calculation methodology of the MLM Index™. Once established, that position is held for the subsequent period, at which time it is re-evaluated. The monthly results of each constituent market are then used to calculate the MLM Index™ return. The objective of the Trust is to replicate this monthly return.

Clearly, the volatility of the constituent markets in the MLM Index™ can affect the results of the Trust. The influences on this volatility are varied and unpredictable. However, since the object of the Trust is to replicate the MLM Index™, the Manager takes no unusual action to mitigate this volatility. The role of the Manager is to buy or sell the appropriate number of futures contracts in each constituent market such that the aggregate return of those positions replicates as closely as possible the results of the MLM Index™.

In order to accomplish this objective, the Manager must calculate the number of contracts based on both the assets in the Trust and the distribution of the assets between the Unleveraged and Leveraged Series of the Trust. Since the MLM Index™ rebalances positions each month, at that time the Manager must ascertain the asset level and execute orders to achieve the desired allocations. This is achieved by adding the performance results of the Trust for the month to the assets at the beginning of the month, and adding additions of capital from new subscriptions and subtracting redemptions in order to determine the asset level at the end of the period.

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

Financial Condition

To replicate the results of the MLM Index™, the Trust must effect trades on domestic or foreign futures exchanges. Since inception of operations the Trust had used Refco, LLC as its futures commission merchant. In October of 2005, the Trust moved its clearing accounts to Citigroup Global Markets. The Manager deposits a percentage of the assets of the Trust in two separate accounts at Citigroup Global Markets, one for the Unleveraged Series and one for the Leveraged Series. The amount deposited is determined by the margin requirement established by the exchanges to hold the positions in the Trust. The margin requirement varies, but is generally about 2.4% of assets for the Unleveraged Series and 7.1% of assets for the Leveraged Series.

The Trust’s assets are held in two separate custodial accounts at Investors Bank and Trust (the “Bank”). The Trust has contracted with Credit Suisse Asset Management (CSAM) to manage the money in these accounts so as to maximize the interest income which accrues to the Trust, while maintaining strict credit controls as determined by the CE Act. When Citigroup Global Markets requires additional assets to maintain the positions for the Trust, the Bank makes a wire transfer to Citigroup Global Markets. If Citigroup Global Markets has surplus assets in the accounts, Citigroup Global Markets makes a wire transfer to the accounts at the Bank.

The Trust owns no capital assets and does not borrow money. Since the objective of the Trust is to replicate the results of the MLM Index™, its entire asset base participates in the speculative trading of futures contracts. As such, all the assets of the Trust are at risk. The level of assets will be determined by the results of the Trust, and the effect of addition of capital and the redemption of Trust interests. These variables are impossible to predict with any certainty.

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

Although the Trust trades in futures contracts which are in general liquid, the exchanges impose daily trading limits, which act to suspend trading when a particular market or contract trades up or down to a pre-determined price level. Should this happen, and the Trust was attempting to execute trades in that situation, the Trust may not be able to accurately replicate the results of the MLM Index™. These rules have not had a material impact on the operation of the Trust to date.

Market and Credit Risks

The nature of the Trust is such that it undertakes substantial market risk in following its mandate to replicate the MLM Index™. Although the Manager monitors the intraday and daily valuation of the portfolio, no extraordinary measures are taken to reduce market risk. Specifically, the Manager maintains positions required to match, as closely as possible, the return of the MLM Index. One could imagine certain circumstances where the Manager might be called upon to make a change to this policy, such as the closing of an exchange or some other emergency situation. In such case, management would use its best efforts to respond to such circumstances with the interests of the investors in mind.

The MLM Index™ is not designed to predict which market will exhibit positive performance in any given year. The Manager does not select the constituent markets based on expectations of future performance. The MLM Index™ is designed to represent participation in a diverse basket of future contracts using a trend-following algorithm. The MLM Index™ is a diversified Index producing different levels of return in the various sectors from year to year.

The Trust incurs various kinds of credit risk in its operations. In order to facilitate the trading of the Trust, assets must be placed with both Futures Commission Merchants and Broker/Dealers. Management of the Trust deals only with established registered firms in both capacities, and monitors their financial condition on an ongoing basis. In addition, if the Trust were to enter into over the counter transactions, additional counterparty risk would be incurred. There were no OTC transactions during 2005.

Results of Operations

For the Fiscal Year ending December 31, 2005 the Trust had assets of $351,371,644, compared with assets of $365,368,734, on December 31, 2004 and assets of $280,812,656, on December 31, 2003. Liabilities of the Trust totaled $7,246,749 in the 2005 fiscal year, compared with $6,503,889 in the 2004 fiscal year, $3,217,498 in the 2003 fiscal year. Net income (loss) from operations was $5,496,933, compared with $(180,574) in 2004 and $6,190,736 in 2003.

The Trust’s net income is directly related to the performance of the MLM Index™, which the Trust is designed to replicate. For the 12 months ending December 31, 2005, MLM Index™ performance was +3.75%, higher than the +3.52% recorded in 2004, but lower than the 3.92% recorded in 2003. Trust performance may be negative in years when the MLM Index™ is positive due to the timing of subscriptions and redemptions, the fees charged, and the allocation of assets between the Unleveraged and Leveraged Series of the Trust. Since inception of the Trust, the correlation of monthly results between the Unleveraged Series of the Trust and the MLM Index™ adjusted for fees is 0.99. The correlation between the Leveraged Series of the Trust and the MLM Index™ adjusted for leverage and fees is 0.99.

The components of the return of the MLM Index™ are the capital gains earned from the changes in futures market prices, and the interest income earned on cash balances. The mechanics and rules of futures markets allow the Trust to earn interest on approximately 100% of the assets in the Trust. The interest income takes two forms, directly from the Trust's futures broker paid on the margin deposits held by them, and excess cash. During 2001, management altered the method of earning interest on the excess cash. Previously, excess cash was placed in a money market mutual fund. Larger asset size permitted the Trust to retain the services of a professional money manager, CSAM, to invest the Trust's cash assets without the expenses associated with money market mutual funds.

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

The market risk, or VAR of the Trust is directly related to the composition of the MLM Index™. Each month, the position of the MLM Index™ can be either long or short based on a 252 business day moving average rule. Since positions can be offset inside of sectors (one contract long in a particular commodity and one contract short in a related commodity), specific sector risk is less relevant than the historical risk of the MLM Index™ as a whole. Since the object of the Trust is to replicate the MLM Index™, it is reasonable to use the historic values of that Index to estimate market risk.

The VAR of the Fund is calculated as follows:

1.
The manager calculates the standard deviation of the historical returns of the MLM Index™ over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years.  Those results for the period ended December 31, 2005 are 0.24% and 1.86%, respectively.  It is important to note that this calculation is made on the historical data of the MLM Index™.  It is not based on the actual trading of the Trust and does not include any operational risk.  The standard deviation is used to measure the dispersion of the returns of the MLM Index™.

2.
For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability.  It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  For daily returns, this estimate is a loss of 0.846%.  For monthly returns the estimate is loss of 6.5565%.

3.
To ascertain a dollar loss amount for the Trust, the assets of the Trust as of December 31, 2005 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the Unleveraged MLM Index™, so Trust assets must be adjusted for the distribution of assets among the Unleveraged and Leveraged Series of the Trust, with the leveraged assets having three times the risk of the Unleveraged assets.  Based on the asset levels as of December 31, 2005, the manager estimates that the Trust could expect to lose $5,803,460 in any given day and $44,785,164 in any given month.

The estimate above, though reasonable, should not be taken as an assurance that losses in the Trust could not be greater than these amounts. This is simply a quantitative estimate based on the historical performance of the MLM Index™. The loss that occurs with small probability may be substantially greater than the loss indicted above. Also, market conditions could change dramatically from the conditions that prevailed over the period used to calculate the estimate, affecting the realized volatility of the market. Furthermore, other factors could effect trading, such as the inability to execute orders in a particular market, due to operational or regulatory restrictions that may alter the pattern of the Trust’s returns. Specifically, the Manager advises other funds in addition to the Trust. In certain markets there is a limit to the size a position that one entity can control (speculative limits). Since positions cannot exceed speculative limits, the Manager may have to allocate positions across accounts and funds, resulting in a less than complete replication of the MLM Index™. It is best to remember the fact that, as outlined in the offering for the Trust, that all the assets invested are at risk of loss.

Since the calculation of the VAR does not look at the specific instrument risks, but rather the results of the MLM Index™ as a whole, risks related to actual execution are not included in the calculation. For example, counter-party risks from OTC transactions are not factored into the calculation.

Additional market risk may be attributed to the actual execution of the orders for the Trust. The Trust executes the majority of its orders on the last day of each month. As assets of the Trust grow, large orders may be placed in periods of reduced liquidity. Such orders may move the markets in which they are executed, adversely affecting the performance of the Trust. The Manager makes every effort to execute all orders efficiently, but general levels of liquidity are beyond the control of management. In certain circumstances, markets may move to the daily trading limits imposed by the exchanges, and the Trust may be unable to execute the necessary orders to replicate the MLM Index™, causing extensive slippage.

Non-Market Risk

Risk from Brokers - The Trust's futures commission merchant, Citigroup Global Markets, holds some portion of the assets of the Trust as margin deposits for futures trading. A failure of Citigroup Global Markets could cause the portion of the Trust’s assets held there to be at risk or unavailable for an undetermined period of time.

Speculative Limits - Certain futures exchanges require that positions deemed speculative in nature (as opposed to commercial hedge positions) cannot exceed certain pre-defined levels. All positions in the control of the Manager must be aggregated to determine compliance with these rules. Should the assets of the Manager reach a level such that positions may be capped, accurate replication of the MLM Index™ for the Trust may be difficult or impossible. The Manager may also use certain "Over The Counter" derivatives to achieve the same exposure without exceeding speculative limits. These OTC products would involve taking additional counter-party risk for the Trust in order to achieve accurate replication of the MLM Index™. For example, if it was determined that the Trust must hold 10 contracts of Soybeans for a specific delivery, the Trust could execute the appropriate futures contracts on the appropriate futures exchange. Also, the Manager of the Trust may choose to enter into a swap agreement, which would have substantially the same economic effect of the futures position, but would be executed in the over-the-counter market. The swap contract would change the nature of the counter-party from an organized exchange to a single dealer, and would materially increase the non-market risk of holding the position. The Trust has not yet utilized OTC swap contracts.

Item 8.	Financial Statements and Supplementary Data

The Partnership's financial statements, together with the independent registered public accounting firm’s report thereon, appear on pages F-1 through F-21 hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 3, 2006, the Trust appointed Grant Thornton LLP as its auditor succeeding Ernst & Young LLP as reported in the Trust’s Form 8-K filed January 27, 2006 and amended February 14, 2006. There are no disagreements between the Trust and their auditors respecting matters of accounting or financial disclosure.

Item 9A.	Controls and Procedures.

The President and the Chief Operating Officer of the Manager evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, which are designed to ensure that the Trust’s records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that, as of December 31, 2005, the Trust’s disclosure controls are effective. There have been no significant changes in the Trust’s internal control over financial reporting in the year ended December 31, 2005 that has materially affected or is reasonably likely to materially affect the Trust’s control over financial reporting.

PART III

Item 10.	Directors and Executive Officers

The Trust has no directors or officers. The Manager manages and conducts the business of the Trust.

The principals of the Manager are Roger E. Alcaly, Paul R. DeRosa, Raymond E. Ix, Jr., James A. Mehling, John R. Oberkofler, Timothy J. Rudderow and Frank L. Vannerson.

Roger E. Alcaly, age 64, became a principal and Director of the Manager when it merged with CA Partners, Inc., a company he formed with Messrs. Rudderow and Vannerson in 1990 which engaged primarily in convertible arbitrage trading. Prior to helping form CA Partners, Mr. Alcaly was active in leveraged acquisitions, merger arbitrage and value-oriented equity investing, first as a partner of Kellner DiLeo & Co. and KD Equities, each of which engaged in risk-arbitrage trading, and then at Riverside Capital, a company he formed after leaving those firms in May 1987 which engaged in risk-arbitrage trading. Before joining Kellner DiLeo, Mr. Alcaly served as Assistant Director of the Council on Wage and Price Stability and as a Senior Economist at the Federal Reserve Bank of New York, and taught Economics at Columbia University. Mr. Alcaly holds a B.A. from Amherst College and a Ph.D. in Economics from Princeton University.

Paul R. DeRosa, age 64, became a principal and Director of the Manager when it merged with CA Partners, Inc., which he joined in January 1999. Mr. DeRosa began his career in the securities industry as the money market economist in Citibank's bond trading division. He later became the bank's chief proprietary bond trader and subsequently head of Citibank's financial derivative and capital markets businesses in North America. In 1986 Mr. DeRosa joined E.F. Hutton Co. as co-head of bond trading with particular responsibility for mortgage trading and finance. In 1989 he helped to establish Eastbridge Holdings Inc., a bond and currency trading company in New York, and served as President and CEO from June 1995 to June 1998. Mr. DeRosa holds a Ph.D. in Economics from Columbia University.

Raymond E. Ix, Jr., age 42, is a Senior Vice President and a Director of the Manager. Mr. Ix joined Mount Lucas in 1992 and is responsible for institutional marketing and client service. From 1989 to 1992, Mr. Ix was employed by Little Brook Corporation of New Jersey, a commodity trading advisor, where he was involved in implementing the firm's technical trading systems. Before joining Little Brook, Mr. Ix was the Fixed Income Administrative Manager at Delaware Management Company, a company which advised institutional and individual investors. Mr. Ix received a B.S. in accounting from Saint Joseph's University in 1986.

James A. Mehling, age 56, is a Vice President and Chief Operating Officer of the Manager. Before joining Mount Lucas in June 1999, Mr. Mehling had served as President and Chief Investment Officer of Monitor Capital Advisors, a company which managed institutional stock and bond portfolios and mutual funds, beginning in 1991. Mr. Mehling started his career in financial services with Merrill Lynch in 1976 and eventually managed a trading desk for Merrill Lynch Government Securities. He is a CFA charter holder and has served as a volunteer on the CFA examination grading committee. Mr. Mehling received a B.S. in Aviation Engineering from Western Michigan University in 1970.

John R. Oberkofler, age 46, is a Vice President and Director of Trading for the Manager since 1999. From 1986 to 1999, he was employed as Senior Trader by Little Brook Corporation of New Jersey. Mr. Oberkofler received a B.S. in Finance from Seton Hall University in 1982.

Timothy J. Rudderow, age 50, is President and a Director of the Manager, which he helped to establish in 1986. Prior to the mergers that took place in October 1999, Mr. Rudderow was also a principal of Little Brook Corporation of New Jersey, which he joined in 1983 as Director of Research and Development, and of CA Partners, Inc., a company he helped form in 1990. Prior to joining Little Brook, Mr. Rudderow was employed by Commodities Corporation, a company which was a commodity trading advisor, with responsibilities for the design and management of technical trading systems. Before joining Commodities Corporation, Mr. Rudderow taught Economics at Drexel University. Mr. Rudderow received a B.A. in Mathematics from Rutgers University in 1977 and an M.B.A. in Management Analysis from Drexel University in 1979.

Frank L. Vannerson, age 67, is Chairman, a Director and a founder of the Manager. He also helped form two other companies that merged with the Manager in October 1999, Little Brook Corporation of New Jersey in 1980 and CA Partners, Inc. in 1990. In 1969, Mr. Vannerson co-founded Commodities Corporation and served that company as Senior Vice President and a member of the Management Policy Committee from 1975 to 1980. From 1984 to 1989, he was a member of Commodities Corporation's Board of Directors and a consultant to the Management Policy Committee. Before joining Commodities Corporation, Mr. Vannerson was a commodity economist with Nabisco Inc. and an economic consultant with Mathematica Inc. He holds a B.S. in Economics from Wichita State University and a Ph.D. in Economics from Princeton University where he was a member of the faculty in the Department of Economics from 1965 to 1966. He currently serves on the Advisory Council to the Princeton University Department of Economics.

Code of Ethics

The Trust does not have any officers; therefore, it has not adopted a code of ethics applicable to the Trust’s principal executive officer principal financial officer, principal accounting officer and persons performing similar functions. The Manager is primarily responsible for the day to day administrative and operational aspects of the Trust’s business. The Manager has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions and a copy of such code is included in Exhibit 14.1.

Item 11.	Executive Compensation

The Trust has no directors or executive officers. The Manager receives management and other fees from the Trust as described in Item 1 - Fees and Expenses.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The Trust has no directors or officers. The Manager manages and conducts the business of the Trust. As of December 31, 2005, the Manager had an investment of $1,147.15 in the leveraged series and redeemed their investment of $1,136.32 in the Unleveraged Series effective December 31, 2005.

Item 13.	Certain Relationships and Related Transactions

The Manager manages and conducts the business of the Trust. The Manager receives management and other fees from the Trust as described in Item 1 - Fees and Expenses.

For the years ended December 31, 2005, 2004, and 2003, the Manager received from the Trust:

(1) management fees in the amount of $4,106,132, $3,924,230, $2,809,869, respectively;
(2) brokerage fees in the amount of $4,114,687 and $402,138 for December 2004. No brokerage fees were paid to the Manager for the period January 1, 2005 to November 30, 2005 or for the year ended 2003;
(3) organizational fees in the amounts of $236,420, $509,402, and $349,492 respectively.

Item 14.	Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed to the Trust by the independent registered public accounting firm, Ernst & Young LLP (“E&Y”), for professional services rendered in connection with the audit of the Trust’s financial statements included in this Annual Report on Form 10-K, and for review of the statements included in the Trust’s Quarterly Reports on Form 10-Q, totaled approximately $68,000, and $66,900 for the fiscal years 2004, and 2003 respectively. The aggregate fees billed to the trust by the independent public accounting firm, Grant Thornton LLP (“GT”), for 2005 as to the 10-K only, amounted to $50,000.

Audit-Related Fees. There were no fees billed to the Trust by E&Y for assurance and related services that are reasonably related to the performance of the audit and review of the Trust’s financial statements that are not already reported in the paragraph immediately above for the years 2004 and 2003 respectively.

Tax Fees. The aggregate fees billed to the Trust by E&Y for professional services rendered by E&Y for tax compliance totaled approximately $26,000 and $19,000 for the years 2004 and 2003, respectively. These services included review of the Trust’s domestic tax compliance information. There was no professional services for tax compliance work in 2005.

All Other Fees. There were no fees billed to the Trust by E&Y for products and services provided by E&Y other than as set forth above for the years 2005, 2004 and 2003.

Engagement of the Independent Registered Public Accounting Firm. The Manager was responsible for approving GT to audit the Trust in 2005 and E&Y prior to such periods to perform audit or non-audit services for the Trust. The Manager considers provisions of both audit and non-audit services with the independence rules while maintaining GT in 2005 and E&Y in previous years.

On January 3, 2006, the Trust appointed GT as its auditor replacing E&Y as reported in the Trust’s Form 8-K filed January 27, 2006 and amended February 14, 2006.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Exhibits

3.7 Amendment No. 5 to the Amended and Restated Declaration
of Trust and Trust Agreement of MLM Index™ Fund

14.1 Code of Ethics

23 Auditor’s Consent

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MLM Index™ Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MLM INDEX™ FUND

	By:	Mount Lucas Management Corporation
Its: Manager

By: Timothy J. Rudderow
Timothy J. Rudderow, President

Date: April 14, 2006

FINANCIAL STATEMENTS

MLM Index™ Fund

Years ended December 31, 2005 and 2004
with Report of Independent Registered Public Accounting Firm

Mount Lucas Management Corp.
47 Hulfish Street, Suite 510
Princeton, NJ 08542
Telephone (609) 924-8868

Affirmation of the Commodity Pool Operator

I affirm that, to the best of my knowledge and belief, the information contained in the attached financial statements of MLM Index™ Fund for the years ended December 31, 2005 and 2004 is accurate and complete.

Timothy J. Rudderow
President
Mount Lucas Management Corporation
General Partner
MLM Index™ Fund

MLM Index™ Fund

Financial Statements

Years ended December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

To the Investors of
MLM Index™ Fund

We have audited the accompanying statements of financial position, including the condensed schedules of investments, of MLM Index™ Fund (the “Fund”) as of December 31, 2005, and the related statements of operations, changes in investors’ interest and cash flows for the year then ended. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Fund as of and for the years ended December 31, 2004 and December 31, 2003 were audited by other auditors whose reports dated January 31, 2005 and January 26, 2004 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MLM Index™ Fund at December 31, 2005, and the results of its operations, changes in its investors’ interest, and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Grant Thornton

March 3, 2006

MLM Index™ Fund

Statements of Financial Condition

	December 31
	2005	2004
Assets
Cash and cash equivalents	$332,619,312	$347,850,015
Due from broker	17,436,086	17,275,811
Prepaid expenses	-	219,720
Interest receivable	1,315,230	21,711
Other assets	1,016	1,477
Total assets	$351,371,644	$365,368,734

Liabilities and investors’ interest
Redemptions payable	$6,215,572	$4,706,201
Brokerage commissions payable	315,530	402,138
Management fee payable	445,018	473,458
Accrued expenses	270,629	643,592
Subscriptions received in advance	-	278,500
Total liabilities	7,246,749	6,503,889

Investors’ interest	344,124,895	358,864,845
Total liabilities and investors’ interest	$351,371,644	$365,368,734

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

MLM Index™ Fund

Condensed Schedules of Investments

December 31, 2005

Description	Number of Contracts	Unrealized Appreciation (Depreciation)	Percentage of Investors’ Interest

Futures
Long futures contracts
Financial	1,699	$1,108,076	0.32%
Commodity	2,799	7,263,034	2.11
		8,371,110	2.43
Short futures contracts
Financial	2,365	2,636,198	0.77
Commodity	2,962	(1,235,563)	(0.36)
	9,825	1,400,635	0.41

Net unrealized appreciation (depreciation) on futures contracts		$9,771,745	2.84%

All such amounts are included, net, in due from brokers on the statements of financial condition.

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

MLM Index™ Fund

Condensed Schedules of Investments (continued)

December 31, 2004

Description	Number of Contracts	Unrealized Appreciation (Depreciation)	Percentage of Investors’ Interest

Futures
Long futures contracts
Financial	4,215	$609,934	0.17%
Commodity	4,089	(4,038,780)	(1.13)
		(3,428,846)	(0.96)
Short futures contracts
Commodity	3,588	1,287,475	0.36

Net unrealized appreciation (depreciation) on futures contracts		$(2,141,371)	(0.60)%

All such amounts are included, net, in due from brokers on the statements of financial condition.

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

MLM Index™ Fund

Statements of Operations

	Years ended December 31
	2005	2004	2003
Investment income
Interest	$11,572,093	$4,331,899	$2,373,246

Expenses
Brokerage commissions	4,114,687	4,586,994	3,221,120
Management fee	4,106,132	3,924,230	2,809,869
Administrative expenses	2,232,080	2,287,004	1,554,929
Total expenses	10,452,899	10,798,228	7,585,918

Net investment Gain (loss)	1,119,194	(6,466,329)	(5,212,672)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	(7,520,356)	32,322,487	5,302,391
Net change in unrealized appreciation (depreciation) on investments	11,898,155	(26,036,732)	6,101,017
Net realized and unrealized gain on investments	4,377,799	6,285,755	11,403,408

Net income (loss)	$5,496,993	$(180,574)	$6,190,736

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

MLM Index™ Fund

Statements of Changes in Investors’ Interest

Year ended December 31, 2005

	Leveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series

Investors’ interest at December 31, 2004	$36,053,534	$120,716,973	$9,042,749	$20,889,960	$186,703,216
Subscriptions	5,131,430	22,555,584	-	5,601,754	33,288,768
Redemptions	(9,308,150)	(42,212,520)	(300,000)	(3,387,383)	(55,208,053)
Transfers	460,412	860,836	-	1,108,693	2,429,941
Other (Selling commissions)	(76,762)	(110,816)	-	-	(187,578)
Net income (loss)	(132,625)	1,265,168	134,677	731,496	1,998,716
Investors’ interest at December 31, 2005	$32,127,839	$103,075,225	$8,877,426	$24,944,520	$169,025,010

Shares at December 31, 2004	378,832.53	1,175,292.83	108,088.32	208,899.60	1,871,311.02
Subscriptions	54,274.12	221,836.49	-	58,043.47	334,154.09
Redemptions	(100,140.13)	(416,002.93)	(3,583.72)	(34,427.65)	(554,154.44)
Transfers	4,894.64	8,223.74	-	11,321.21	24,439.59
Shares at December 31, 2005	337,861.16	989,350.13	104,702.34	243,836.63	1,675,750.26

Net asset value per share:	$95.09	$104.18	$84.79	$102.30
December 31, 2005

MLM Index™ Fund

Statements of Changes in Investors’ Interest (continued)

Year ended December 31, 2005

	Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Total Investors’ Interest ($100 Par Value/Share)

Investors’ interest at December 31, 2004	$25,454,828	$81,098,538	$468,278	$65,139,985	$172,161,629	$358,864,845
Subscriptions	3,015,639	22,486,856	-	12,478,000	37,980,495	71,269,263
Redemptions	(7,538,054)	(23,607,869)	(360,853)	(4,463,727)	(35,970,501)	(91,178,556)
Transfers	(410,237)	(6,591,466)	1,162	4,570,600	(2,429,941)	-
Other (Selling commissions)	(48,876)	(91,196)	-	-	(140,072)	(327,650)
Net income (loss)	170,833	1,436,787	4,612	1,886,045	3,498,275	5,496,993
Investors’ interest at December 31, 2005	$20,644,133	$74,731,650	$113,199	$79,610,903	$175,099,885	$344,124,895

Shares at December 31, 2004	236,937.09	711,557.36	4,682.78	651,399.85	1,604,577.08	3,476,274.08
Subscriptions	27,744.07	196,740.84	-	125,750.39	350,235.50	684,389.39
Redemptions	(70,360.89)	(207,058.51)	(3,586.89)	(44,783.54)	(325,789.83)	879,944.27
Transfers	(3,833.17)	(57,730.41)	11.37	45,451.74	(16,100.48)	8,339.11
Shares at December 31, 2005	190,487.09	643,509.28	1,107.26	777,818.44	1,612,922.07	3,288,672.33

Net asset value per share:
December 31, 2005	$108.38	$116.13	$102.23	$102.35

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

MLM Index™ Fund

Statements of Changes in Investors’ Interest (continued)

For the year ended December 31, 2004

	Leveraged Series
	Class A-1 Shares[1]	Class A Shares	Class B-1 Shares[1]	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series

Investors’ interest at December 31, 2003	$112,117	$31,010,253	$1,678,368	$110,464,301	$8,933,897	-	$152,198,936
Subscriptions	-	11,430,001	199	44,536,537	1,000,000	1,500,000	58,466,737
Redemptions	(81,397)	(6,811,011)	(503,723)	(18,543,797)	(1,000,000)	-	(26,939,928)
Transfers	(32,233)	929,768	(1,207,817)	(15,172,404)	32,233	19,389,960	3,939,507
Other (Selling commissions)	-	(19,970)	-	-	-	-	(19,970)
Net income	1,513	(485,507)	32,973	(567,664)	76,619	-	(942,066)
Investors’ interest at December 31, 2004	-	$36,053,534	-	$120,716,973	$9,042,749	$20,889,960	$186,703,216

Shares at December 31, 2003	1,041.75	326,477.19	14,890.59	1,093,941.49	108,085.69	-	1,544,436.71
Subscriptions	-	112,558.00	1.72	407,050.98	11,974.91	15,000.00	546,585.61
Redemptions	(746.25)	(69,879.98)	(4,473.96)	(176,243.38)	(12,160.51)	-	(263,504.08)
Transfers	(295.50)	9,677.32	(10,418.35)	(149,456.26)	771.95	193,899.60	44,178.76
Shares at December 31, 2004	-	378,832.53	-	1,175,292.83	108,672.04	208,899.60	1,871,697.00

Net asset value per share:
December 31, 2004	-	$95.17	-	$102.71	$83.21	$100.00

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

1 On December 31, 2004, Class A-1 and Class B-1 were closed by the General Partner. Certain investors chose to reinvest in Class C and Class D shares.

MLM Index™ Fund

Statements of Changes in Investors’ Interest (continued)

For the year ended December 31, 2004

	Unleveraged Series
	Class A-1 Shares[1]	Class A Shares[1]	Class B-1 Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Total Investors’ Interest ($100 Par Value/Share)

Investors’ interest at December 31, 2003	$652,400	$17,751,361	$1,256,307	$105,736,154	-	-	$125,396,222	$277,595,158
Subscriptions	-	11,910,118	-	58,392,549	-	$4,000,000	74,302,667	132,769,404
Redemptions	(190,541)	(2,480,175)	(916,155)	(20,757,733)	-	-	(24,344,604)	(51,284,533)
Transfers	(468,278)	(1,754,157)	(365,478)	(62,959,858)	$468,278	61,139,985	(3,939,508)	-
Other (Selling commissions)	-	(14,640)	-	-	-	-	(14,640)	(34,610)
Net income	6,419	42,321	25,326	687,426	-	-	761,492	(180,574)
Investors’ interest at December 31, 2004	-	$25,454,828	-	$81,098,538	$468,278	$65,139,985	$172,161,629	$358,864,845

Shares at December 31, 2003	5,898.64	166,108.28	10,778.97	942,036.11	-	-	1,124,822.00	2,669,258.71
Subscriptions	-	110,016.59	-	507,739.65	-	40,000.00	657,756.24	1,204,341.85
Redemptions	(1,705.98)	(22,991.77)	(7,705.17)	(186,183.28)	-	-	(218,586.20)	(482,090.28)
Transfers	(4,192.66)	(16,196.01)	(3,073.80	(552,035.12)	4,682.78	611,399.85	40,585.04	84,763.80
Shares at December 31, 2004	-	236,937.09	-	711,557.36	4,682.78	651,399.85	1,604,577.08	3,476,274.08

Net asset value per share:	-
December 31, 2004		$107.43	-	$113.97	$100.00	$100.00

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

1 On December 31, 2004, Class A-1 and Class B-1 were closed by the General Partner. Certain investors chose to reinvest in Class C and Class D shares.

MLM Index™ Fund

Statements of Changes in Investors’ Interest (continued)

For the year ended December 31, 2003

	Leveraged Series						Unleveraged Series
	Class A-1 Shares	Class A Shares	Class B-1 Shares	Class B Shares	Class C Shares	Total Leveraged Series	Class A-1 Shares	Class A Shares	Class B-1 Shares	Class B Shares	Total Unleveraged Series	Total Investors’ Interest ($100 Par Value/Share)

Investors’ interest at December 31, 2002	$166,740	$27,666,865	$1,820,270	$90,368,012	$6,071,072	$126,092,959	$800,249	$13,253,585	$1,233,316	$62,614,304	$77,901,454	$203,994,413
Subscriptions	-	8,212,819	-	30,159,498	2,581,500	40,953,817	-	6,254,104	-	55,392,363	61,646,467	102,600,284
Redemptions	(58,785)	(4,546,565)	(214,204)	(14,736,734)	-	(19,556,288)	(153,541)	(1,831,621)	(568)	(13,516,037)	(15,501,767)	(35,058,055)
Transfers	-	(478,939)	-	1,673,188	-	1,194,249	-	66,509	-	(1,260,758)	(1,194,249)	-
Other (Selling commissions)	-	(70,426)	-	-	-	(70,426)	-	(61,794)	-	-	(61,794)	(132,220)
Net income	4,162	226,499	72,302	3,000,337	281,325	3,584,625	5,692	70,578	23,559	2,506,282	2,606,111	6,190,736
Investors’ interest at December 31, 2003	$112,117	$31,010,253	$1,678,368	$110,464,301	$8,933,897	$152,198,936	$652,400	$17,751,361	$1,256,307	$105,736,154	$125,396,222	$277,595,158

Shares at December 31, 2002	1,567.81	294,432.67	16,888.48	918,690.21	74,838.99	1,306,418.16	7,275.76	124,491.78	10,783.92	566,291.85	708,843.31	2,015,261.47
Subscriptions	-	89,806.31	-	314,287.47	33,246.70	437,340.48	-	58,395.81	-	509,109.17	567,504.98	1,004,845.46
Redemptions	(526.06)	(52,505.52)	(1,997.89)	(155,925.01)	-	(210,954.48)	(1,377.12)	(17,476.15)	(4.95)	(122,027.14)	(140,885.36)	(351,839.84)
Transfers	-	(5,256.27)	-	16,888.82	-	11,632.55	-	696.84	-	(11,337.77)	(10,640.93)	991.62
Shares at December 31, 2003	1,041.75	326,477.19	14,890.59	1,093,941.49	108,085.69	1,544,436.71	5,898.64	166,108.28	10,778.97	942,036.11	1,124,822.00	2,669,258.71

Net asset value per share:
December 31, 2003	$107.63	$94.98	$112.71	$100.98	$82.66		$110.60	$106.87	$116.55	$112.24

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

MLM Index™ Fund

Statements of Cash Flows

	Years ended December 31
	2005	2004	2003

Cash flows from operating activities
Net income (loss)	$5,496,993	$(180,574)	$6,190,736
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Net change in operating assets and liabilities:
Due from broker	(4,538,074)	3,032,020	(21,757,408)
Prepaid expenses	219,720	(219,720)	-
Interest receivable	1,293,519	11,364	82
Other assets	461	(1,477)	-
Brokerage commissions payable	(86,608)	98,343	66,491
Management fee payable	(28,440)	154,794	55,112
Accrued expenses	(372,963)	527,297	(28,119)
Net Change in Unrealized appreciation (depreciation) on investments	11,898,155	(26,036,732)	6,101,017
Net realized gain on investments	(7,520,356)	32,322,487	5,302,391
Net cash and cash equivalents provided by (used in) operating activities	3,775,369	9,707,802	(4,069,698)

Cash flows from financing activities
Subscriptions received, net of selling commissions	70,941,613	132,734,794	102,468,065
Subscriptions received in advance	(278,500)	278,500	-
Redemptions paid	(89,669,185)	(49,057,076)	(39,956,386)
Net cash and cash equivalents provided by financing activities	(19,006,072)	83,956,216	62,511,679

Net increase in cash and cash equivalents	(15,230,703)	93,664,018	58,441,981
Cash and cash equivalents at beginning of year	347,850,015	254,185,997	195,744,016
Cash and cash equivalents at end of year	$332,619,312	$347,850,015	$254,185,997

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

MLM Index™ Fund

Notes to Financial Statements

December 31, 2005 and 2004

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Nature of Operations

MLM Index™ Fund (the “Fund”) was formed under the Business Trust Statute of the State of Delaware as a business trust in December 1997 and commenced operations on January 4, 1999. The Fund was organized for the primary purpose of seeking capital appreciation through the speculative trading of a diversified portfolio of futures contracts using the MLM Index™ Trading Program, which is based upon the MLM Index™ (the “Index”). The Index is a benchmark of the hypothetical returns available to a futures investor. The Index is comprised of a diverse portfolio of futures markets, including both financial and tangible markets. Only highly liquid futures markets are currently included in the Index.

Mount Lucas Management Corporation (the “Manager”) is the investment manager of the Fund and is responsible for the allocation of the Fund’s interest among a mix of trading strategies. The Manager is a registered investment advisor under the Investment Adviser’s Act of 1940, is registered as a commodity pool operator and a commodity-trading advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid financial instruments with maturities of three months or less. The Fund’s cash and cash equivalents consisted of:

	December 31, 2005	December 31, 2004

Overnight money markets	$12,663,000	$46,281,000
Money market securities	317,477,170	299,006,000

MLM Index™ Fund

Notes to Financial Statements (continued)

Organization and Summary of Significant Accounting Policies (continued)

Valuation of Trading Positions

The Fund’s trading positions are valued at market value and cash equivalents are carried at their net asset value per share including accrued interest, as applicable. All positions including the net unrealized appreciation or depreciation are included in amounts due from broker. Market value is principally based on listed market prices or broker or dealer price quotations. The resulting change in unrealized profit or loss is reflected in net change in unrealized appreciation (depreciation) on investments on the statements of operations.

Investment Transactions and Investment Income

All security transactions are recorded on a trade date basis. Realized gain and loss is recorded on the specific identification method. Interest income is recorded using the accrual basis of accounting.

Fair Value of Financial Instruments

The fair value of the Trust’s assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments,” approximates the carrying amounts presented in the financial statements.

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

MLM Index™ Fund

Notes to Financial Statements (continued)

NOTE B -DUE FROM BROKERS

The Fund’s trading activities utilize one broker located in the United States. Due from broker represents cash balances held, unrealized profit or loss on futures contracts, and amounts receivable or payable for transactions not settled at December 31, 2005.

NOTE C - INVESTORS’ INTEREST

The Fund is comprised of two series: the Unleveraged Series, which attempts to replicate the Index without leverage, and the Leveraged Series (collectively, the “Series”), which attempts to replicate the Index at three times leverage. Prior to December 2004, each Series had five classes of shares: Class A, Class A-1, Class B, Class B-1 and Class C. On December 1, 2004, Class D shares were offered in each Series. On December 31, 2004, the General Partner elected to close Class A-1 and Class B-1. Class A, Class B, Class C and Class D shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’ net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days written notice to the Manager.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account.

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

MLM Index™ Fund

Notes to Financial Statements (continued)

NOTE D- MARGIN REQUIREMENTS

The Fund had margin requirements of approximately $16,316,636 and $19,570,308 at December 31, 2005 and 2004, respectively, which were satisfied by net unrealized profits and cash at the broker.

[BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

MLM Index™ Fund

Notes to Financial Statements (continued)

NOTE E - MANAGEMENT FEE and Other Fees and Expenses

The Fund pays the Manager a management fee and the introducing broker a brokerage fee as a percentage of net assets, as of the first day of each month at the annualized rates as follows:

	Leveraged Series
	Brokerage Fee	Management Fee	Organizational Fee	Admin Expense	Selling Expense	Total Fees and Commissions
Class A	1.75%	2.80%	0.50%	0.35%	4.00%	9.40%
Class B	1.75%	1.30%	0.50%	0.35%	N/A	3.90%
Class C	0.90%	2.05%	N/A	0.35%	4.00%	7.30%
Class D	0.90%	1.30%	N/A	0.35%	N/A	2.55%

	Unleveraged Series
	Brokerage Fee	Management Fee	Organizational Fee	Admin Expense	Selling Expense	Total Fees and Commissions
Class A	0.85%	1.50%	0.50%	0.35%	4.00%	7.20%
Class B	0.85%	0.50%	0.50%	0.35%	N/A	2.20%
Class C	0.40%	1.00%	N/A	0.35%	4.00%	5.75%
Class D	0.40%	0.50%	N/A	0.35%	N/A	1.25%

The Fund pays 0.35% of average net assets for the Fund’s legal, accounting, auditing and other operating expenses and fees. The Fund also pays the cash manager, banking fees and State of New Jersey K-1 filing fees directly.

NOTE F - MARKET RISKS

In the ordinary course of business, the Fund enters into contracts that contain a variety of market risks. The Fund’s maximum exposure under these arrangements is unknown. However, the Fund has not had any prior losses pursuant to these contracts and expects the risk of loss to be remote.

MLM Index™ Fund

Notes to Financial Statements (continued)

NOTE G - DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table reflects the fair value of the Fund’s derivative financial instruments.

	Fair Value at December 31
	2005		2004
	Assets	Liabilities	Assets	Liabilities

Commodity Futures	$1,108,076	$2,636,198	$609,934	$1,287,475
Financial Futures	7,263,034	(1,235,563)	(4,038,780)	-
Total	$8,371,110	$1,400,635	$(3,428,846)	$1,287,475

MLM Index™ Fund

Notes to Financial Statements (continued)

NOTE H - FINANCIAL HIGHLIGHTS

The following represents the per share operating performance and ratios to average investors’ interest and other supplemental information for the year ended December 31, 2005:

	Leveraged Series				Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares

Per share operating performance:
Net asset value per share, December 31, 2004	$95.17	$102.71	$83.51	$100.00	$107.43	$113.97	$100.00	$100.00
Income from investment operations:
Net investment loss	(0.15)	1.34	0.51	1.35	1.07	2.27	1.61	2.20
Net realized and unrealized gain on investment transactions	0.07	0.13	0.77	0.95	(0.12)	(0.11)	0.62	0.15
Total from investment operations	(0.08)	1.47	1.28	2.30	0.95	2.16	2.23	2.35
Net asset value per share, December 31, 2005 prior to liquidation	$95.09	$104.18	$84.79	$102.30	$108.38	$116.13	$102.23	$102.35

Total Return	(0.08)%	(0.08)%	1.53%	2.30%	0.88%	0.88%	2.23%	2.35%

Ratio to Average Investors’ Interest:
Net investment loss	(0.18)%	1.29%	0.61%	1.42%	0.96%	0.96%	1.40%	2.23%
Expenses	(3.42)%	(1.92)%	(2.66)%	(1.91)%	(2.13)%	(1.13)%	(1.63)%	(1.12)%

Total return is calculated as the change in the net asset value per share for the year. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average investors’ interest, respectively, for each class, for the year ended December 31, 2005. An individual investor’s return may vary from the above based upon the timing of capital transactions.

MLM Index™ Fund

Notes to Financial Statements (continued)

NOTE H - FINANCIAL HIGHLIGHTS (continued)

The following represents the per share operating performance and ratios to average investors’ interest and other supplemental information for the year ended December 31, 2004:

	Leveraged Series					Unleveraged Series
	Class A-1 Shares	Class A Shares	Class B-1 Shares	Class B Shares	Class C Shares	Class A-1 Shares	Class A Shares	Class B-1 Shares	Class B Shares

Per share operating performance:
Net asset value per share, December 31, 2003	$107.63	$94.98	$112.71	$100.98	$82.66	$110.60	$106.87	$116.55	$112.24
Income from investment operations:
Net investment loss	(1.71)	(2.16)	(0.01)	(0.72)	(1.22)	(0.78)	(1.00)	0.45	0.09
Net realized and unrealized gain on investment transactions	3.16	2.35	3.23	2.45	1.77	1.86	1.56	1.90	1.64
Total from investment operations	1.45	0.19	3.22	1.73	0.55	1.08	0.56	2.35	1.73
Net asset value per share, December 31, 2004 prior to liquidation	$109.08	$95.17	$115.93	$102.71	$83.21	$111.68	$107.43	$118.90	$113.97

Total Return	1.35%	0.19%	2.86%	1.71%	1.03%	0.98%	0.53%	2.02%	1.54%

Ratio to Average Investors’ Interest:
Net investment loss	(1.50%)	(2.16%)	(0.02%)	(0.66%)	(1.42%)	(0.69%)	(0.87%)	0.37%	0.12%
Expenses	(2.81%)	(3.46%)	(1.31%)	(1.95%)	(2.70%)	(1.97%)	(2.21%)	(0.97%)	(1.21%)

Total return is calculated as the change in the net asset value per share for the year. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average investors’ interest, respectively, for each class, for the year ended December 31, 2004. An individual investor’s return may vary from the above based upon the timing of capital transactions.

INDEX TO EXHIBITS

Exhibit Number	Item Description

3.1	Restated Certificate of Trust for MLM Index™ Trust, filed 1/14/98 (Filed as Exhibit 3.1 to the Registrant's Form 10 and incorporated by reference herein.)

3.2	Amended and Restated Declaration of Trust and Trust Agreement of MLM Index™ Fund (Filed as Exhibit 3.1 to the Registrant's Form 10 and incorporated by reference herein.)

3.3	Amendment No. 1 to the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index™ Fund (Filed as Exhibit 3.1 to the Registrant's Form 10 and incorporated by reference herein.)

3.4	Amendment No. 2 to the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index™ Fund (Filed as Exhibit 3.1 to the Registrant's Form 10 and incorporated by reference herein.)

3.5	Amendment No. 3 to the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index™ Fund (Filed as Exhibit 3.1 to the Registrant's Form 10 and incorporated by reference herein.)

3.6	Amendment No. 4 to the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index™ Fund (Filed as Exhibit 3.1 to the Registrant's Form 10 and incorporated by reference herein.)

3.7	Amendment No. 5 to the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index™ Fund

10	The Trust changed clearing arrangements to Citigroup Global Markets, Inc. as reported on the Trust’s Form 8-K filed October 21, 2005 and incorporated herein by reference.

14.1	Code of Ethics

23	Consent of Independent Registered Public Accounting Firm

16
The Trust appointed Grant Thornton LLP on January 3, 2006 as its auditor replacing Ernst & Young LLP as reported in the Trust’s Form 8-K filed January 27, 2006 and amended February 14, 2006 as incorporated herein by reference.

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

E-1

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

E-2