Form 10-Q
period 2006-03-31
MLM INDEX FUND
filed 2006-05-09
CIK 1075058

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2006,

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ____________ to _____________

COMMISSION FILE NUMBER 0-49767

MLM INDEX™ FUND
(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

47 Hulfish Street, Suite 510, Princeton, New Jersey
(Address of principal executive offices)

Unleveraged Series: 22-2897229
Leveraged Series: 22-3722683
(IRS Employer Identification Number)

08542
(Zip Code)

(609) 924-8868
(Registrant's telephone number including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No ☐

MLM Index™ Fund
Index to FORM 10Q
March 31, 2006
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statement

MLM Index™ Fund
Interim Statement of Financial Condition
As of March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

	March 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$301,382,894	$332,619,312
Due from broker	13,973,246	17,436,086
Interest receivable	1,134,003	1,315,230
Other assets	1,016	1,016
Total assets	$316,491,159	$351,371,644

Liabilities and investors’ interest
Redemptions payable	$8,999,841	$6,215,572
Brokerage commissions payable	287,077	315,530
Management fee payable	507,327	445,018
Accrued expenses	-	270,629
Subscriptions received in advance	396,633	-
Total liabilities	10,190,878	7,246,749

Investors’ interest	306,300,281	344,124,895
Total liabilities and investors’ interest	$316,491,159	$351,371,644

See Notes to Financial Statements

MLM Index™ Fund
Interim Condensed Schedules of Investments
March 31, 2006 (Unaudited)

Security Description	Number of Contracts	Unrealized Appreciation/ (Depreciation)	Percentage of Investors' Interest

Futures
Long Futures Contracts[1]
Financial	384	($320,450)	(0.10)%
Commodity	1,246	2,585,361	0.84%
	1,630	2,264,911	0.74%

Short Futures Contracts[1]
Financial	1,620	$495,394	0.16%
Commodity	5,429	(165,406)	(0.05)%
	7,049	329,988	0.11%

Net unrealized appreciation on futures contracts		$2,594,899	0.85%

December 31, 2005 (Audited)

Security Description	Number of Contracts	Unrealized Appreciation (Depreciation)	Percentage of Investors' Interest

Futures
Long Futures Contracts[1]
Financial	1,699	$1,108,076	0.32%
Commodity	2,799	7,263,034	2.11
	4498	8,371,110	2.43

Short Futures Contracts[1]
Financial	2,365	2,636,198	0.77
Commodity	2,962	(1,235,563)	(0.36)
	9,825	1,400,635	0.41

Net unrealized depreciation on futures contracts		$9,771,745	2.84%

See Notes to Financial Statements

[1]	All such amounts are included, net, in due from brokers on the statements of financial condition.

MLM Index™ Fund
Interim Statements of Operations

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Investment income
Interest	$3,632,044	$2,181,088

Expenses
Brokerage commissions	907,922	1,060,650
Management fee	910,021	1,052,162
Operating expenses	524,104	573,809
Total expenses	$2,342,047	2,686,621

Net investment gain (loss)	1,289,997	(505,533)

Realized and unrealized gain (loss) on Investments
Net realized gain (loss)	7,304,488	(8,963,329)
Net change in unrealized appreciation on Investments	(7,344,099)	3,858,748

Net realized and unrealized gain (loss) on Investments	(39,611)	(5,104,581)

Net income (loss)	$1,250,386	($5,610,114)

See Notes to Financial Statements

MLM Index™ Fund
Unaudited Interim Statement of Changes in Investors’ Interest
For the three months ended March 31, 2006

Leveraged Series						Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Total Investors’ Interest

Investors’ interest at December 31, 2005	$32,127,839	$103,075,225	$8,877,426	$24,944,520	$169,025,010	$20,644,133	$74,731,650	$113,199	$79,610,903	$175,099,885	$344,124,895
Subscriptions	1,483,134	6,715,080		1,650,000	9,848,214	112,925	2,292,720		1,159,000	3,564,645	13,412,859
Redemptions	(1,736,748)	(9,847,408)	(2,752,137)	(11,056,678)	(25,392,971)	(2,012,982)	(14,936,311)		(10,145,595)	(27,094,888)	(52,487,859)
Transfers		(30,137)					(976,793)		1,006,930	30,137	30,137
Net loss	(41,525)	240,782	19,859	(83,438)	135,678	83,369	441,596	756	588,987	1,114,708	1,250,386
Investors’ interest at March 31, 2006	$31,832,700	$100,153,542	$6,145,148	$15,454,404	$153,585,794	$18,827,445	$61,552,862	$113,955	$72,220,225	$152,714,487	$306,300,281

Shares at December 31, 2005	337,861.16	989,350.13	104,702.34	243,836.63	1,675,750.26	190,487.09	643,509.28	1,107.26	777,818.44	1,612,922.07	3,288,672.33
Subscriptions	15,717.68	64,541.62	-	16,196.59	96,455.89	1,039.10	19,707.51		11,234.55	31,981.16	128,437.05
Redemptions	(18,380.31)	(94,934.46)	(32,419.78)	(109,652.77)	(255,387.32)	(18,543.62)	(128,348.70)	-	(98,843.63)	(245,735.95)	(501,123.27)
Transfers	-	-			-		(8,423.64)	-	9,844.07	1,420.43	1,420.43
Shares at March 31, 2006	335,198.53	958,957.29	72,282.56	150,380.45	1,516,818.83	172,982.57	526,444.45	1,107.26	700,053.43	1,400,587.71	2,917,406.54

Net asset value per share:	$94.97	$104.44	$85.02	$102.77	$108.84	$116.92	$102.92	$103.16
March 31, 2006

See Notes to Financial Statements

MLM Index™ Fund
Unaudited Interim Statement of Changes in Investors’ Interest
For the three months ended March 31, 2005

	Leveraged Series					Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Total Investors’ Interest

Investors’ interest at December 31, 2004	$36,053,534	$120,716,973	$9,042,749	$20,889,960	$186,703,216	$25,454,828	$81,098,538	$468,278	$65,139,985	$172,161,629	$358,864,845
Subscriptions	1,640,589	9,334,605	-	1,501,754	12,476,948	1,262,089	8,396,603	-	3,858,000	13,516,692	25,993,640
Redemptions	(986,576)	(5,171,143)	-	(1,990)	(6,159,709)	(1,529,866)	(5,273,816)	-	(4,333,836)	(11,137,518)	(17,297,227)
Transfers	495,353	605,878	-	1,108,693	2,209,924	(199,775)	(3,055,797)	-	1,045,648	(2,209,924)	-
Net loss	(983,334)	(2,840,024)	(203,904)	(450,313)	(4,477,575)	(220,611)	(543,590)	(2,264)	(366,074)	(1,132,539)	(5,610,114)
Investors’ interest at March 31, 2005	$36,219,566	$122,646,289	$8,838,845	$23,048,104	$190,752,804	$24,766,665	$80,621,938	$466,014	$65,343,723	$171,198,340	$361,951,144

Shares at December 31, 2004	378,832.53	1,175,292.83	108,672.04	208,899.60	1,871,697.00	236,937.09	711,557.36	4,682.78	651,399.85	1,604,577.08	3,476,274.08
Subscriptions	17,275.90	91,523.24	-	15,150.42	123,949.56	11,755.12	73,680.54	-	38,538.53	123,974.19	247,923.75
Redemptions	(10,464.59)	(50,608.31)	-	(20.00)	(61,092.90)	(14,209.48)	(46,367.34)	-	(43,503.21)	(104,080.03)	(165,172.93)
Transfers	5,283.18	5,733.42	-	11,321.21	22,337.81	(1,870.88)	(26,897.81)		10,512.65	(18,256.04)	4,081.77
Shares at March 31, 2005	390,927.02	1,221,941.18	108,672.04	235,351.23	1,956,891.47	232,611.85	711,972.75	4,682.78	656,947.82	1,606,215.20	3,563,106.67

Net asset value per share:
March 31, 2005	$92.65	$100.37	$81.34	$97.93	$106.47	$113.24	$99.52	$99.47

See Notes to Financial Statements

MLM Index™ Fund
Unaudited Interim Statement of Cash Flows

	For the three months ended March 31
	2006	2005

Cash flows from operating activities
Net income (loss)	$1,250,386	$(5,610,114)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Unrealized appreciation (depreciation) on investments	(7,344,099)	(8,963,328)
Net realized gain on investments	7,304,488	3,858,748
Net change in operating assets and liabilities:
Due from broker	3,502,451	1,319,222
Interest receivable	181,227	(522,449)
Other assets	-	10
Brokerage commissions payable	(28,453)	(46,666)
Management fee payable	62,309	4,488
Accrued expenses	126,004	117,809
Net cash and cash equivalents provided by (used in) operating activities	5,054,313	(9,842,280)

Cash flows from financing activities
Subscriptions received, net of selling commissions	13,412,859	25,715,101
Redemptions paid	(49,703,590)	(14,716,876)
Net cash and cash equivalents provided by financing activities	(36,290,731)	10,998,225

Net increase in cash and cash equivalents	(31,236,418)	1,155,945
Cash and cash equivalents at beginning of year	332,619,312	347,850,015
Cash and cash equivalents at end of year	$301,382,894	$349,005,960

See Notes to Financial Statements

MLM IndexTM Fund
Notes to Unaudited Interim Financial Statements
March 31, 2005

1.	Organization

MLM Index™ Fund (the “Trust”) was formed under the Business Trust Statute of the State of Delaware as a business trust in December 1997 and commenced operations on January 4, 1999. The Trust was organized for the primary purpose of seeking capital appreciation through the speculative trading of a diversified portfolio of futures contracts traded on U.S. and international exchanges using the MLM Index™ Trading Program, which is based upon the MLM Index™ (the “Index”). The Index is a benchmark of the hypothetical returns available to a futures investor. The Index is comprised of a diverse portfolio of futures markets, including both financial and tangible markets.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid financial instruments with maturities of three months or less. The Trust’s cash equivalents consisted of approximately:

	March 31, 2006	December 31, 2005

Overnight money markets	$14,634,000	$55,911,000
Money market securities	$287,160,111	291,735,000
Total	$301,794111	$347,646,000

MLM IndexTM Fund
Notes to Unaudited Interim Financial Statements (continued)

2.	Significant Accounting Policies (continued)

Due from Brokers

The Trust’s trading activities utilize one broker located in the United States. Due from broker represents cash balances held, unrealized profit or loss on futures contracts, and amounts receivable or payable for transactions not settled at March 31, 2006 and December 31, 2005.

Valuation of Trading Positions

The Trust’s trading positions are valued at market value. Cash equivalents are carried at amortized cost which approximates fair value. All positions including the net unrealized appreciation or depreciation are included in amounts due from broker. Market value is principally based on listed market prices or broker or dealer price quotations. The resulting change in unrealized profit or loss is reflected in net change in unrealized appreciation (depreciation) on investments on the statements of operations.

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

3.	Investors’ Interest

The Trust is comprised of two series: the Unleveraged Series, which attempts to replicate the Index without leverage, and the Leveraged Series (collectively, the “Series”), which attempts to replicate the Index at three times leverage. Prior to December 2004, each Series had five classes of shares: Class A, Class A-1, Class B, Class B-1 and Class C. On December 1, 2004, Class D shares were offered in each Series. On December 31, 2004, the General Partner elected to close Class A-1 and Class B-1. Class A, Class B, Class C and Class D share are sold by authorized selling agents appointed by Mount Lucas Management Corporation (“the Manager”) to accredited investors at a price equal to each Class’ net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days written notice to the Manager.

MLM IndexTM Fund
Notes to Unaudited Interim Financial Statements (continued)

3.	Investors’ Interest (continued)

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account as of the beginning of each month.

The Manager paid all of the expenses associated with the organization of the Trust and the offered shares. As a result, each shareholder of Class A and Class B shares pays the Manager an organizational fee in the amount of 0.5% of their aggregate investment, net of any selling commission. Class A and Class B shareholders are not charged an organizational fee once their contributions total $1,000,000 or more. Class C and Class D shareholders are not charged an organizational fee.

The Class A and Class C shares of the Unleveraged and Leveraged Series are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

As of March 31, 2006, the Manager of the Trust had contributed $1,000 to each Series of the Trust.

4.	Margin Requirements

The Trust had margin requirements of approximately $15,001,414 and $16,316,636 at March 31, 2006 and December 31, 2005, respectively, which were satisfied by net unrealized profits and cash at the broker.

5.	Management Fee and Other Fees and Expenses

The Trust pays the Manager a management fee and the introducing broker a brokerage fee as a percentage of net assets, as of the first day of each month at the annualized rates as follows:

	Leveraged Series
	Brokerage Fee	Management Fee	Organizational Fee	Operating Expense	Selling Expense	Total Fees and Commissions
Class A	1.75%	2.80%	0.50%	0.35%	4.00%	9.40%
Class B	1.75%	1.30%	0.50%	0.35%	N/A	3.90%
Class C	0.90%	2.05%	N/A	0.35%	4.00%	7.30%
Class D	0.90%	1.30%	N/A	0.35%	N/A	2.55%

MLM IndexTM Fund
Notes to Unaudited Interim Financial Statements (continued)

5.	Management Fee and Other Fees and Expenses (continued)

	Unleveraged Series
	Brokerage Fee	Management Fee	Organizational Fee	Operating Expense	Selling Expense	Total Fees and Commissions
Class A	0.85%	1.50%	0.50%	0.35%	4.00%	7.20%
Class B	0.85%	0.50%	0.50%	0.35%	N/A	2.20%
Class C	0.40%	1.00%	N/A	0.35%	4.00%	5.75%
Class D	0.40%	0.50%	N/A	0.35%	N/A	1.25%

The Trust pays 0.35% of average net assets for the Trust’s legal, accounting, auditing and other operating expenses and fees. The Trust also pays the cash manager, Credit Suisse Asset Management (“CSAM”), banking fees and State of New Jersey K-1 filing fees directly, such amounts are included in operating expenses on the statements of operations.

6.	Derivative Financial Instruments

Derivatives are subject to various risks similar to non-derivative financial instruments including market, credit, liquidity and operational risk. The risk of derivatives should not be viewed in isolation but rather should be considered on an aggregate basis along with the Trust’s other trading related activities.

The Trust purchases and sells futures in financial instruments and commodities. The Trust records its derivative activities on a mark-to-market basis with realized and unrealized gains (losses) recognized currently in the statements of operations and in due from brokers on the statements of financial condition.

The following table reflects the fair value of the Trust’s derivative financial instruments.

	Fair Value at
	March 31, 2006		December 31, 2005
	Assets	Liabilities	Assets	Liabilities
Commodity Futures	$3,796,282	($3,954,706)	$1,108,076	$2,636,198

Financial Futures	2,775,166	(672,895)	7,263,034	(1,235,563)

Total	$6,571,448	($4,627,601)	$8,371,110	$1,400,635

MLM IndexTM Fund
Notes to Unaudited Interim Financial Statements (continued)

6.	Financial Highlights

The following represents the per share operating performance and ratios to average investors’ interest and other supplemental information for the three months ended March 31, 2006:

	Leveraged Series					Unleveraged Series

	Class A Shares	Class B Shares	Class C Shares	Class D Shares		Class A Shares	Class B Shares	Class C Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2005	$95.09	$104.18	$84.79	$102.30		$108.38	$116.13	$102.23	$102.35
Income from investment operations:
Net investment income (loss)	0.26	0.67	0.30	0.50		0.66	0.96	0.78	0.86
Net realized and unrealized loss on investment transactions	(0.38)	(0.41)	(0.07)	(0.04)		(0.20)	(0.17)	(0.10)	(0.05)
Total from investment operations	(0.12)	0.26	0.23	0.46		0.46	0.79	0.68	0.81
Net asset value per share at March 31, 2006	$94.97	$104.44	$85.02	$102.76		$108.84	$116.92	$102.91	$103.16

Total Return:	-0.13%	- 0.13%	0.27%	0.46%		0.43%	0.43%	0.67%	0.79%

Ratio to Average Investors’ Interest:
Net investment income (loss)	0.27%	0.64%	0.40%	0.67%	.	0.64%	0.64%	0.76%	0.85%
Expenses	-0.86%	-0.49%	-0.75%	-0.62%		-0.57%	-0.32%	-0.41%	-0.29%

Total return is calculated as the change in the net asset value per share for the three months ended March 31, 2006. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average investors’ interest, respectively, for each class, for the three months ended March 31, 2006.

MLM IndexTM Fund
Notes to Unaudited Interim Financial Statements (continued)

6.	Financial Highlights (continued)

The following represents the per share operating performance and ratios to average investors’ interest and other supplemental information for the three months ended March 31, 2005:

	Leveraged Series				Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2004	$95.17	$102.71	$83.21	$100.00	$107.43	$113.97	$100.00	$100.00
Income from investment operations:
Net investment income (loss)	(0.25)	0.12	(0.06)	0.11	0.06	0.28	0.28	0.40
Net realized and unrealized loss on investment transactions	(2.27)	(2.46)	(1.81)	(2.18)	(1.02)	(1.01)	(0.76)	(0.93)
Total from investment operations	(2.52)	(2.34)	(1.87)	(2.07)	(0.96)	(0.73)	(0.48)	(0.53)
Net asset value per share at March 31, 2005	$92.65	$100.37	$81.34	$97.93	$106.47	$113.24	$99.52	$99.47

Total Return:	(2.65)%	(2.28)%	(2.25)%	(2.07)%	(0.89)%	(0.65)%	(0.48)%	(0.53)%

Ratio to Average Investors’ Interest:
Net investment income (loss)	(0.26)%	0.12%	(0.07)%	0.11%	0.06%	0.25%	0.28%	0.40%
Expenses	(0.86)%	(0.48)%	(0.67)%	(0.48)%	(0.53)%	(0.28)%	(0.41)%	(0.28)%

Total return is calculated as the change in the net asset value per share for the three months ended March 31, 2005. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average investors’ interest, respectively, for each class, for the three months ended March 31, 2005.

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

Mount Lucas Management Corporation (the “Manager”), a Delaware corporation, acts as the manager and trading advisor of the Trust. The Manager was formed in 1986 to act as an investment manager. As part of a planned merger in October 1999, the Manager combined operations with Mount Lucas Index Management Corporation (the former manager of the Trust), CA Partners, Inc. and Little Brook Corporation of New Jersey. The purpose of the merger was to streamline and consolidate the operations of the affiliated entities. As of March 31, 2006, the Manager had approximately $1.4 billion of assets under advisement. The Manager is a Registered Investment Adviser under the Investment Advisers Act of 1940 and is a registered Commodity Trading Advisor and Commodity Pool Operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

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

Financial Condition

To replicate the results of the MLM Index™, the Trust must execute trades on domestic or foreign futures exchanges. Since the beginning of operations through October 2005 the Trust has used Refco, LLC (“Refco”) as its futures commission merchant. In October 2005 the Trust moved its accounts to Citigroup Global Capital Markets (“Citigroup”). The Manager deposits a percentage of the assets of the Trust in two separate accounts at Citigroup, one for the Unleveraged Series and one for the Leveraged Series. The amount deposited is determined by the margin requirement established by the exchanges to hold the positions in the Trust. The margin requirement varies, but is generally about 4.5% of assets for the Unleveraged Series and 13.5% of assets for the Leveraged Series.

The balance of the assets of the Trust is held in two separate custodial accounts at Investors Bank and Trust (the “Bank”). The Trust has contracted with Credit Suisse Asset Management (CSAM) to manage the money in these accounts so as to maximize the interest income which accrues to the Trust, while maintaining strict credit controls as determined by the Commodities Exchange Act (“CE Act”). When Citigroup requires additional assets to maintain the positions for the Trust, the Bank makes a wire transfer to Citigroup. If Citigroup has surplus assets in the accounts, Citigroup makes a wire transfer to the accounts at the Bank.

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

During the quarter ended March 31, 2006, no one sector was significantly more profitable than any other sector. The MLM Index™ is designed to capture returns from sustained trends in the constituent futures markets. When these trends exist in a market or sector, the MLM Index™ tends to exhibit positive performance in that market or sector. Conversely, if a market or sector is trendless and volatile, the performance for the market of sector is likely to be negative. The lack of any significant trend is generally an indication of poor results.

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

The Trust incurs various kinds of credit risk in its operations. In order to facilitate the trading of the Trust, assets must be placed with both Futures Commission Merchants and Broker/Dealers. Management of the Trust deals only with established registered firms in both capacities, and monitors their financial condition on an ongoing basis. In addition, if the Trust were to enter into over the counter transactions, additional counterparty risk would be incurred. There were no OTC transactions during 2005 or in the first quarter of 2006.

Results of Operations

At March 31, 2006, the Trust had assets of $316,491,159 and liabilities of $10,190,878 compared with assets of $351,371,644 and liabilities of $7,246,749 at December 31, 2005. In general, changes in the net assets of the Trust are the result of subscriptions and redemptions to the Trust, and the net income from operations; including the results from futures trading, interest income, and fees and expenses. For the three-month period ending March 31, 2006, subscriptions to the Trust totaled $13,412.859 and redemptions totaled $52,487,859. During the three-month period ending March 31, 2006, the Trust had net income of $1,250,386 compared with a net loss of $5,610,114 for the same period in 2005.

The Trust’s net income is directly related to the performance of the MLM Index™, which the Trust is designed to replicate. For the three months ending March 31, 2006, MLM Index™ performance was +0.36%, higher than the -0.11% recorded in the period ending March 31, 2005. Trust performance may be negative in years when the MLM Index™ is positive due to the timing of subscriptions and redemptions, the fees charged, and the allocation of assets between the Unleveraged and Leveraged Series of the Trust. Since inception of the Trust, the correlation of monthly results between the Unleveraged Series of the Trust and the MLM Index™ adjusted for fees is 0.99. The correlation between the Leveraged Series of the Trust and the MLM Index™ adjusted for leverage and fees is 0.99.

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

Forward Looking Statements

This Quarterly Report (hereinafter, “Report”), may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21 E of the Securities Exchange Act of 1934. Statements that are not historical facts, including MLM Index Fund’s (hereinafter, “ the Fund”) beliefs or expectations are forward looking statements. These statements are based on plans, estimates and projections at the time the Fund makes the statements, and readers of this Report should not place undue reliance on them since they are only predictions and involve known or unknown risks. The Fund does not undertake to update any of these statements in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties and readers of this Report should be cautioned that a number of important factors could cause actual results to differ materially from those contained in any such forward-looking statements. These factors can include, but are not limited to: funding costs, market illiquidity, exogenous shocks, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and polices of governments, national and international economic events, and various other factors outside of the Fund’s control.

As to any item or items that could be construed as a forward-looking statement, or statements, within this Report, readers are cautioned that past performance is not indicative of future results.

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

The VAR of the Fund is calculated as follows:

1.
The manager calculates the standard deviation of the historical returns of the MLM Index™ over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years.  Those results for the period ended March 31, 2006 are 0.23% and 1.86%, respectively.  It is important to note that this calculation is made on the historical data of the MLM Index™.  It is not based on the actual trading of the Trust and does not include any operational risk.  The standard deviation is used to measure the dispersion of the returns of the MLM Index™.

2.
For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability.  It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  For daily returns, this estimate is a loss of 0.81075%.  For monthly returns the estimate is loss of 6.5565%.

3.
To ascertain a dollar loss amount for the Trust, the assets of the Trust as of March 31, 2006 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the Unleveraged MLM Index™, so Trust assets must be adjusted for the distribution of assets among the Unleveraged and Leveraged Series of the Trust, with the leveraged assets having three times the risk of the Unleveraged assets.  Based on the asset levels as of March 31, 2006, the manager estimates that the Trust could expect to lose $5,046,645 in any given day and $40,149,082 in any given month.

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

The President and the Chief Operating Officer of the Manager evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, which are designed to ensure that the Trust’s records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that, as of March 31, 2006, the Trust’s disclosure controls are effective. There have been no significant changes in the Trust’s internal control over financial reporting in the quarter ended March 31, 2006 that has materially affected or is reasonably likely to materially affect the Trust’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Manager is not aware of any proceedings threatened or pending against the Trust and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.

Item 2.	Changes in Securities and Use of Proceeds:

	Leveraged Series				Unleveraged Series

	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
Jan-06 Subscriptions $	386,742	918,245	0	0	64,175	244,571	0	0
Subscriptions Units	4,067	8,814	0	0	5,921	2,106	0	0
# of Purchasers	5	21	0	0	2	7	0	0
Unit Price	95.10	104.18	84.79	102.30	108.38	116.13	102.23	102.35

Feb-06 Subscriptions $	575,550	2,932,306	0	750,000	0	1,277,442	0	0
Subscriptions Units	6,053	28,114	0	7,318	0	10,973	0	0
# of Purchasers	4	20	0	3	0	17	0	0
Unit Price	95.08	104.30	84.89	102.49	108.55	116.42	102.48	102.64

Mar-06 Subscriptions $	520,843	2,864,529	0	900,000	48,750	919,957	0	1,159,000
Subscriptions Units	5,579	27,938	0	8,927	451	7,933	0	11,330
# of Purchasers	6	26	0	5	1	23	0	2
Unit Price	93.35	102.53	83.46	100.82	108.05	115.97	102.09	102.29

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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
Timothy J. Rudderow, President

Date: May 8, 2006