Form 10-K/A
period 2005-12-31
MLM INDEX FUND
filed 2006-06-22
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment Number 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ____________

Commission file number 0-49767

MLM INDEX™ FUND
(Exact name of registrant as specified in its charter)

Delaware	Unleveraged Series: 22-2897229
(State of Incorporation)	Leveraged Series: 22-3722683
(I.R.S. Employer Identification No.)

47 Hulfish Street
Suite 510
Princeton, New Jersey	08542
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 924-8868

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

Business Trust Interests - Unleveraged Series
Business Trust Interests - Leveraged Series

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

As of February 24, 2006 the aggregate market value of the business trust units of the Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $161,801,000 and the aggregate market value of the business trust units of the Leveraged Series of the registrant held by non-affiliates of the registrant was approximately $159,829,000.

Explanatory Note

This Amendment Number 1 on Form 10-K/A is being filed to replace certain language contained in sections of the MLM Index™ Fund’s (the Fund) original 10-k. The sections that are to be changed are found in the Fund’s original 10-K as follows:

1.	“Organizational Fee” found on page 9
2.	“Item 12. Security Ownership of Certain Beneficial Owners and Management” found on page 33
3.	Chart found on page 22 under header: “Recent Sales of Unregistered Securities”
4.	Item 15, Exhibits, Financial Statement Schedules
5.	MLM Index Financial Statements, Contents, found on Page F3
6.	MLM Index Fund Statements of Changes in Investors’ Interest, found on Page F9
7.	MLM Index Fund Statements of Cash Flows, found on Page F14
8.	MLM Index Fund Note H, Financial Highlights found on Page F21
9.	Exhibit Index

The changes made to these sections are found within the present Amendment Number 1, Form 10-K/A.

Organizational Fee

Investors in Classes A and B of both Series will pay an organizational fee of 0.50% of their initial and any subsequent investment(s) (excluding exchanges) to the Manager to cover expenses associated with the organization of the Trust and the offering of interests. This fee will be deducted from each investment in determining the number of interests purchased. An organizational fee will be charged until an investor’s contributions are greater than or equal to $1,000,000. If the organizational expenses exceed the organizational fees collected by the Manager, the Manager will pay any costs above the collected fees. If the organizational fees paid to the Manager exceed actual organizational expenses, any excess will be retained by the Manager and may be shared with consultants that the Manager may engage from time to time. Specifically, consultants who assist the Trust in distributing the interests may be paid a share of the organizational fees. Excess fees are not returned to the Trust, but the Manager absorbs costs in excess of the fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Trust has no directors or officers. The Manager manages and conducts the business of the Trust. As of December 31, 2005, the Manager had an investment of $1,147.15 in the leveraged series and $1,136.32 in the Unleveraged Series.

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

Recent Sales of Unregistered Securities

From October 1, 2005 to December 31, 2005, a total of 84,759.30 interests were sold for the aggregate net subscription amount of $8,917,294.  Total number of purchasers was 147. There were no non-accredited investors during this period. Details of the sale of these interests are as follows:

Series	Date	Subscriptions	Units	Price	# of Purchasers

Leveraged A Units	10/31/2005	$464,625.00	5,026.76	$92.43	3
Leveraged B Units	10/31/2005	$1,330,824.42	13,174.52	$101.02	23
Unleveraged A Units	10/31/2005	$121,875.00	1,138.15	$107.08	3
Unleveraged B Units	10/31/2005	$920,439.66	8,034.99	$114.55	15
Leveraged A Units	11/30/2005	$83,580.00	889.05	$94.01	3
Leveraged B Units	11/30/2005	$1,061,383.42	10,317.64	$102.87	23
Unleveraged A Units	11/30/2005	$177,500.00	1,646.93	$107.78	5
Unleveraged B Units	11/30/2005	$399,545.38	3,462.48	$115.39	14
Leveraged A Units	12/31/2005	$516,863.47	5,435.41	$95.09	4
Leveraged B Units	12/31/2005	$2,394,139.46	22,979.74	$104.18	30
Unleveraged A Units	12/31/2005	$320,875.00	2,960.77	$108.38	3
Unleveraged B Units	12/31/2005	$1,125,643.50	9,692.84	$116.13	21

Item 15.

Item 15 on Page 35 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 is amended by the addition of the following Exhibits:

Exhibit

23	Consent of Independent Registered Public Accounting Firm: Grant Thornton
23.1	Consent of Independent Registered Public Accounting Firm: Ernst & Young

Page F3 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 is amended as follows:

MLM Index™ Fund

Financial Statements

Years ended December 31, 2005 and 2004

Page F9 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 is amended as follows:

MLM Index™ Fund

Statements of Changes in Investors’ Interest

Year ended December 31, 2005

	Leveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series

Investors’ interest at December 31, 2004	$36,053,534	$120,716,973	$9,042,749	$20,889,960	$186,703,216
Subscriptions	5,131,430	22,555,584	-	5,601,754	33,288,768
Redemptions	(9,308,150)	(42,212,520)	(300,000)	(3,387,383)	(55,208,053)
Transfers	460,412	860,836	-	1,108,693	2,429,941
Other (Selling commissions)	(76,762)	(110,816)	-	-	(187,578)
Net income (loss)	(132,625)	1,265,168	134,677	731,496	1,998,716
Investors’ interest at December 31, 2005	$32,127,839	$103,075,225	$8,877,426	$24,944,520	$169,025,010

Shares at December 31, 2004	378,832.53	1,175,292.83	108,088.32	208,899.60	1,871,311.28
Subscriptions	54,274.12	221,836.49	-	58,043.47	334,154.08
Redemptions	(100,140.13)	(416,002.93)	(3,583.72)	(34,427.65)	(554,154.44)
Transfers	4,894.64	8,223.74	-	11,321.21	24,439.59
Shares at December 31, 2005	337,861.16	989,350.13	104,702.34	243,836.63	1,675,750.26

Net asset value per share:	$95.09	$104.18	$84.79	$102.30
December 31, 2005

Page F14 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 is amended as follows:

MLM Index™ Fund

Statements of Cash Flows

	Years ended December 31
	2005	2004	2003

Cash flows from operating activities
Net income (loss)	$5,496,993	$(180,574)	$6,190,736
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Net change in operating assets and liabilities:
Due from broker	(4,538,074)	3,032,020	(21,757,408)
Prepaid expenses	219,720	(219,720)	-
Interest receivable	1,293,519	11,364	82
Other assets	461	(1,477)	-
Brokerage commissions payable	(86,608)	98,343	66,491
Management fee payable	(28,440)	154,794	55,112
Accrued expenses	(372,963)	527,297	(28,119)
Net Change in Unrealized appreciation (depreciation) on investments	11,898,155	(26,036,732)	6,101,017
Net realized gain on investments	(7,520,356)	32,322,487	5,302,391
Net cash and cash equivalents provided by (used in) operating activities	3,775,369	9,707,802	(4,069,698)

Cash flows from financing activities
Subscriptions received, net of selling commissions	70,941,613	132,734,794	102,468,065
Subscriptions received in advance	(278,500)	278,500	-
Redemptions paid	(89,669,185)	(49,057,076)	(39,956,386)
Net cash and cash equivalents provided by financing activities	(19,006,072)	83,956,218	62,511,679

Net increase in cash and cash equivalents	(15,230,703)	93,664,018	58,441,981
Cash and cash equivalents at beginning of year	347,850,015	254,185,997	195,744,016
Cash and cash equivalents at end of year	$332,619,312	$347,850,015	$254,185,997

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

Page F21 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 is amended as follows:

NOTE H - FINANCIAL HIGHLIGHTS

The following represents the per share operating performance and ratios to average investors’ interest and other supplemental information for the year ended December 31, 2005:

	Leveraged Series
Unleveraged Series

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares

Per share operating performance:

Net asset value per share, December 31, 2004	$95.17	$102.71	$83.21	$100.00	$107.43	$113.97	$100.00	$100.00
Income from investment operations:
Net investment loss	(0.15)	1.34	0.51	1.35	1.07	2.27	1.61	2.20
Net realized and unrealized gain on investment transactions	0.07	0.13	0.77	0.95	(0.12)	(0.11)	0.62	0.15
Total from investment operations	(0.08)	1.47	1.28	2.30	0.95	2.16	2.23	2.35
Net asset value per share, December 31, 2005 prior to liquidation	$95.09	$104.18	$84.49	$102.30	$108.38	$116.13	$102.23	$102.35

Total Return	(0.08)%	(0.08)%	1.53%	2.30%	0.88%	0.88%	2.23%	2.35%

Ratio to Average Investors’ Interest:
Net investment loss	(0.18)%	1.29%	0.61%	1.42%	0.96%	0.96%	1.40%	2.23%
Expenses	(3.42)%	(1.92)%	(2.66)%	(1.91)%	(2.13)%	(1.13)%	(1.63)%	(1.12)%

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

MLM INDEX™ FUND
By: Mount Lucas Management Corporation, Manager

By: /s/Timothy Rudderow
Timothy Rudderow, President

EXHIBIT INDEX

Exhibit
23	Consent of Independent Registered Public Accounting Firm: Grant Thornton
23.1	Consent of Independent Registered Public Accounting Firm: Ernst & Young