Form 10-Q
period 2006-06-30
MLM INDEX FUND
filed 2006-08-07
CIK 1075058

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2006,

or
*  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

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

Yes   ☒   No   *

MLM Index™ Fund
Index to FORM 10Q
June 30, 2006

PART I - FINANCIAL INFORMATION

Index

MLM Index™ Fund
Interim Statements of Financial Condition
As of June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$278,089,906	$332,619,312
Due from broker	12,352,096	17,436,086
Prepaid expenses	70,464	-
Interest receivable	1,027,177	1,315,230
Other assets	1,268	1,016
Total assets	$291,540,912	$351,371,644

Liabilities and investors’ interest
Redemptions payable	$12,786,650	$6,215,572
Brokerage commissions payable	271,294	315,530
Management fee payable	584,612	445,018
Accrued expenses	73,587	270,629
Subscriptions received in advance	-	-
Total liabilities	13,716,144	7,246,749

Investors’ interest	277,824,768	344,124,895
Total liabilities and investors’ interest	$291,540,912	$351,371,644

See Notes to Financial Statements

Index

MLM Index™ Fund
Interim Condensed Schedules of Investments
June 30, 2006 (Unaudited)

Security Description	Number of Contracts	Unrealized Appreciation (Depreciation)	Percentage of Investors' Interest

Futures
Long Futures Contracts[1]
Financial	1,077	$60,363	0.02%
Commodity	1,807	2,015,248	0.73
	2,884	2,075,611	0.75

Short Futures Contracts[1]
Financial	2,197	(171,017)	(0.06)
Commodity	2,074	611,616	0.22
	4,271	440,599	0.16

Net unrealized appreciation on futures contracts		$2,516,210	0.91%

December 31, 2005 (Audited)
Security Description	Number of Contracts	Unrealized Appreciation (Depreciation)	Percentage of Investors' Interest

Futures
Long Futures Contracts[1]
Financial	1,699	$1,108,076	0.32%
Commodity	2,799	7,263,034	2.11
	4,498	8,371,110	2.43

Short Futures Contracts[1]
Financial	2,365	2,636,198	0.77
Commodity	2,962	(1,235,563)	(0.36)
	5,327	1,400,635	0.41

Net unrealized gain on futures contracts		$9,771,745	2.84%

See Notes to Financial Statements

1 All such amounts are included, net, in due from brokers on the statements of financial condition.

Index

MLM Index™ Fund
Unaudited Interim Statements of Operations

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Investment income
Interest	$3,576,435	$2,593,295	$7,208,479	$4,774,383

Expenses
Brokerage commissions	847,407	1,044,280	1,755,330	2,104,930
Management fee	850,250	1,036,542	1,760,271	2,088,704
Operating expenses	494,263	546,095	1,018,367	1,119,902
Total expenses	2,191,921	2,626,917	4,533,968	5,313,536

Net investment gain (loss)	1,384,514	(33,622)	2,674,511	(539,153)

Realized and unrealized gain (loss) on investments
Net realized gain or (loss)	(15,400,106)	(11,110,143)	(8,095,618)	(20,073,472)

Net change in unrealized appreciation (depreciation) on investments	286,694	10,513,510	(7,057,405)	14,372,258
Net realized and unrealized loss on Investments	(15,113,412)	(596,633)	(15,153,023)	(5,701,214)

Net Income (Loss)	$(13,728,898)	$(630,255)	$(12,478,511)	$(6,240,367)

See Notes to Financial Statements

Index

MLM Index™ Fund
Unaudited Interim Statement of Changes in Investors’ Interest
For the six months ended June 30, 2006

	Leveraged Series					Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Total Investors’ Interest
Investors’ interest at December 31, 2005	$32,127,839	$103,075,225	$8,877,426	$24,944,520	$169,025,010	$20,644,133	$74,731,650	$113,199	$79,610,905	$175,099,887	$344,124,895
Subscriptions	1,889,787	11,390,603	0	10,104,000	23,336,207	186,550	4,768,642	0	2,369,000	7,324,192	30,660,399
Redemptions	(3,700,665)	(11,342,420)	(2,752,137)	(13,478,456)	(43,190,504)	(4,421,905)	(25,460,389)	0	(11,409,470)	(41,291,763)	(84,482,267)
Transfers	23,614	(23,259,245)	0	10,513,163	238,450	(97,428)	(1,147,952)	0	1,006,930	(238,450)	0
Net Income (Loss)	(2,373,275)	(6,802,700)	(416,634)	(1,431,485)	(11,024,094)	(273,803)	(590,711)	(1,246)	(588,656)	(1,454,417)	(12,478,511)
Investors’ interest at June 30, 2006	$27,967,300	$73,061,463	$5,708,655	$30,651,742	$138,385,069	$16,037,547	$52,301,240	$111,953	$70,988,709	$139,439,449	$277,824,516

Shares at December 31, 2005	337,861	989,350	104,702	243,837	1,675,751	190,487	643,509	1,107	777,818	1,612,922	3,288,672
Subscriptions	20,416	110,901	0	101,469	232,786	1,718	41,140	0	23,132	65,990	298,776
Redemptions	(39,973)	(230,420)	(32,420)	(134,758)	(437,571)	(908)	(9,886)	0	(111,249)	(111,249)	(548,820)
Transfers	0	(106,296)	0	109,914	109,914	(40,954)	(219,500)	0	9,844	9,844	119,758
Shares at June 30, 2006	318,304	763,535	72,282	320,462	1,580,880	150,343	455,263	1,107	699,545	1,577,507	3,158,386
Net asset value per share:
June 30, 2006	$87.863579	$96.992771	$78.976940	$95.648649		$106.673199	$114.881473	$101.107601	$101.478337

See Notes to Financial Statements

Index

MLM Index™ Fund
Unaudited Interim Statement of Changes in Investors’ Interest
For the six months ended June 30, 2005

Leveraged Series						Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Total Investors’ Interest
Investors’ interest at December 31, 2004	$36,053,534	$120,716,973	$9,042,749	$20,889,960	$186,703,216	$25,454,828	$81,098,538	$468,278	$65,139,985	$172,161,629	$358,864,845
Subscriptions	2,922,006	15,258,005	-	1,601,754	19,781,765	2,199,655	13,609,606	-	11,828,000	27,637,261	47,419,026
Redemptions	(2,467,744)	(14,649,728)	-	(29,169)	(17,146,641)	(2,962,539)	(12,730,183)	(60,853)	(4,360,864)	(20,114,439)	(37,261,080)
Transfers	460,412	694,436	-	1,108,693	2,263,541	(208,021)	(3,101,168)	-	1,045,648	(2,263,541)	-
Net loss	(1,287,810)	(3,390,306)	(240,558)	(501,259)	(5,419,933)	(251,446)	(441,053)	(1,596)	(126,339)	(820,434)	(6,240,367)
Investors’ interest at June 30, 2005	$35,680,398	$118,629,380	$8,802,191	$23,069,979	$186,181,948	$24,232,477	$78,435,740	$405,829	$73,526,430	$176,600,476	$362,782,424

Shares at December 31, 2004	378,833	1,175,293	108,672	208,900	1,871,697	236,937	711,557	4,683	651,400	1,604,577	3,476,274
Subscriptions	31,361	151,882	-	16,196	199,438	20,630	119,949	-	119,257	259,836	459,274
Redemptions	(26,822)	(146,665)	-	(305)	(173,792)	(27,759)	(112,474)	(615)	(43,777)	(184,6253)	(358,4173)
Transfers	4,895	6,626	-	11,321	22,842	(1,949)	(27,295)	-	10,513	(18,732)	4,109
Shares at June 30, 2005	388,266	1,187,136	108,672	236,111	1,920,185	227,859	691,736	4,068	737,392	1,661,056	3,581,241
Net asset value per share:
June 30, 2005	$91.896888	$99.929065	$81.286464	$97.708103		$106.348417	$113.389645	$99.712433	$99.711395

See Notes to Financial Statements

Index

MLM Index™ Fund
Unaudited Interim Statements of Cash Flows

	For the six months ended June 30
	2006	2005

Cash flows from operating activities
Net gain/loss	$(12,478,511)	$(6,240,367)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Unrealized appreciation (depreciation) on investments	(7,057,405)	14,372,258
Net realized gain (loss) on investments	(8,095,618)	(20,073,472)
Net change in operating assets and liabilities:
Due from broker	20,237,013	6,830,904
Prepaid expenses	149,256	(30,280)
Interest receivable	288,053	(614,097)
Other assets	-	10
Brokerage commissions payable	(44,236)	(56,699)
Management fee payable	139,594	(10,619)
Accrued expenses	(416,762)	(375,905)
Net cash and cash equivalents used in operating activities	(7,278,616)	(6,198,267)

Cash flows from financing activities
Subscriptions received, net of selling commissions	30,660,399	47,140,526
Redemptions paid	(77,911,188)	(34,625,409)
Net cash and cash equivalents provided by financing activities	(47,250,790)	12,515,117

Net increase in cash and cash equivalents	(54,529,406)	6,316,850
Cash and cash equivalents at beginning of year	332,619,312	347,850,015
Cash and cash equivalents at end of year	$278,089,906	$354,166,865

See Notes to Financial Statements

Index

MLM IndexTM Fund
Notes to Unaudited Interim Financial Statements (continued)

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid financial instruments with maturities of three months or less. The Trust’s cash equivalents consisted of approximately:

	June 30, 2006	December 31, 2005

Overnight money markets	$13,490,000	$12,663,000
Money market securities	263,194,711	317,477,170
Total	$276,684,711	$330,140,170

Index

MLM IndexTM Fund
Notes to Unaudited Interim Financial Statements (continued)

2. Significant Accounting Policies (continued)

Due from Brokers

The Trust’s trading activities utilize one broker located in the United States. Due from broker represents cash balances held, unrealized profit or loss on futures contracts, and amounts receivable or payable for transactions not settled at June 30, 2006 and December 31, 2005.

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

Index

MLM IndexTM Fund
Notes to Unaudited Interim Financial Statements (continued)

3. Investors’ Interest (continued)

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account as of the beginning of each month.

The Manager paid all of the expenses associated with the organization of the Trust and the offered shares. As a result, each shareholder of Class A and Class B shares pays the Manager an organizational fee in the amount of 0.5% of their aggregate investment, net of any selling commission. Class A and Class B shareholders are not charged an organizational fee once their contribution equals $1,000,000 or more. Class C and Class D shareholders are not charged an organizational fee.

The Class A and Class C shares of the Unleveraged and Leveraged Series are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

As of June 30, 2006, the Manager of the Trust had contributed $1,000 to each Series of the Trust.

4. Margin Requirements

The Trust had margin requirements of approximately $11,771,410 and $16,316,636 at June 30, 2006 and December 31, 2005, respectively, which were satisfied by net unrealized profits and cash at the broker.

Index

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

The Trust pays 0.35% of average net assets for the Trust’s legal, accounting, auditing and other operating expenses and fees. The Trust also pays the cash manager, Credit Suisse Asset Management (“CSAM”), banking fees and State of New Jersey K-1 filing fees directly. These amounts are included in operating expenses on the statements of operations.

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

Index

MLM IndexTM Fund
Notes to Unaudited Interim Financial Statements (continued)

	Fair Value at
	June 30, 2006		December 31, 2005
	Assets	Liabilities	Assets	Liabilities
Financial Futures	$60,363	$(171,017)	$1,108,076	$2,636,198
Commodity Futures	2,015,248	611,616	7,263,034	(1,235,563)
Total	$2,075,611	$440,599	$8,371,110	$1,400,635

Index

MLM IndexTM Fund
Notes to Unaudited Interim Financial Statements (continued)

6. Financial Highlights

The following represents the per share operating performance and ratios to average investors’ interest and other supplemental information for the six months ended June 30, 2006:

	Leveraged Series				Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2005	$95.09	$104.18	$84.79	$102.30	$108.38	$116.13	$102.23	$102.35
Income from investment operations:
Net investment income (loss)	0.57	1.40	0.73	1.31	1.31	1.95	1.59	1.79
Net realized and unrealized loss on investment transactions	(7.80)	(8.59)	(6.54)	(7.96)	(3.01)	(3.20)	(2.71)	(2.67)
Total from investment operations	(7.23)	(7.19)	(5.81)	(6.65)	(1.70)	(1.25)	(1.12)	(0.88)
Net asset value per share at June 30, 2006	$87.86	$96.99	$78.98	$95.65	$106.68	$114.88	$101.11	$101.47

Total Return:	-7.60%	-6.90%	-6.85%	-6.50%	-1.57%	-1.08%	-1.10%	-0.85%

Ratio to Average Investors’ Interest:
Net investment income (loss)	0.60%	1.35%	0.88%	1.34%	1.21%	1.21%	1.55%	1.75%
Expenses	-1.72%	-0.97%	-1.36%	-0.98%	-1.08%	-0.58%	-0.82%	-0.57%

Total return is calculated as the change in the net asset value per share for the six months ended June 30, 2006. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average investors’ interest, respectively, for each class, for the six months ended June 30, 2006.

Index

MLM IndexTM Fund
Notes to Unaudited Interim Financial Statements (continued)

6. Financial Highlights (continued)

The following represents the per share operating performance and ratios to average investors’ interest and other supplemental information for the six months ended June 30, 2005:

	Leveraged Series				Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2004	$95.17	$102.71	$83.21	$100.00	$107.43	$113.97	$100.00	$100.00
Income from investment operations:
Net investment income (loss)	(.37)	0.36	(.02)	0.35	0.03	0.78	0.57	0.85
Net realized and unrealized loss on investment transactions	(2.90)	(3.14)	(2.19)	(2.64)	(1.34)	(1.36)	(0.81)	(1.14)
Total from investment operations	(3.27)	(2.78)	(2.21)	(2.29)	(1.08)	(0.58)	(0.24)	(0.29)
Net asset value per share at June 30, 2005	$91.90	$99.93	$81.00	$97.71	$106.35	$113.39	$99.76	$99.71

Total Return:	(3.44%)	(2.71%)	(2.66%)	(2.29%)	(1.01%)	(0.51%)	(0.24%)	(0.29%)

Ratio to Average Investors’ Interest:
Net investment income (loss)	(0.40%)	0.36%	(0.02%)	0.36%	0.24%	0.68%	0.57%	0.85%
Expenses	(1.71%)	(0.96%)	(1.33%)	(0.95%)	(1.06%)	(0.56%)	(0.81%)	(0.56%)

Total return is calculated as the change in the net asset value per share for the six months ended June 30, 2005. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average investors’ interest, respectively, for each class, for the six months ended June 30, 2005.

Index

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

Mount Lucas Management Corporation (the “Manager”), a Delaware corporation, acts as the manager and trading advisor of the Trust. The Manager was formed in 1986 to act as an investment manager. As part of a planned merger in October 1999, the Manager combined operations with Mount Lucas Index Management Corporation (the former manager of the Trust), CA Partners, Inc. and Little Brook Corporation of New Jersey. The purpose of the merger was to streamline and consolidate the operations of the affiliated entities. As of June 30, 2006, the Manager had approximately $1.4 billion of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

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

Index

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

Financial Condition

To replicate the results of the MLM Index™, the Trust must effect trades on domestic or foreign futures exchanges. Since the beginning of operations, the Trust has used Refco, LLC (“Refco”) as its futures commission merchant. In October 2005 the Trust moved all of its brokerage accounts to Citigroup Global Markets (“CGM”). The Manager deposits a percentage of the assets of the Trust in two separate accounts at CGM, one for the Unleveraged Series and one for the Leveraged Series. The amount deposited is determined by the margin requirement established by the exchanges to hold the positions in the Trust. The margin requirement varies, but is generally about 2% of assets for the Unleveraged Series and 5% of assets for the Leveraged Series.

Index

The balance of the assets of the Trust is held in two separate custodial accounts at Investors Bank and Trust (the “Bank”). The Trust has contracted with Credit Suisse Asset Management (CSAM) to manage the money in these accounts so as to maximize the interest income which accrues to the Trust, while maintaining strict credit controls as determined by the Commodities Exchange Act (“CE Act”). When CGM requires additional assets to maintain the positions for the Trust, the Bank makes a wire transfer to CGM. If CGM has surplus assets in the accounts, CGM makes a wire transfer to the accounts at the Bank.

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

Liquidity

The majority of the Trust's assets are held in liquid short term interest rate instruments. The Trust takes substantial exposure in futures markets, which require relatively small deposits, called margin, to hold the positions. In general, the Trust will have the minimum amount on deposit with brokers as margin, with the balance held in custodial accounts with a major financial institution.

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

Index

The MLM Index™ is designed to capture returns from sustained trends in the constituent futures markets. When these trends exist in a market or sector, the MLM Index™ tends to exhibit positive performance in that market or sector. Conversely, if a market or sector is trendless and volatile, the performance for the market or sector is likely to be negative. The lack of any significant trend is generally an indication of poor results.

The MLM Index™ is not designed to predict which market will exhibit positive performance in any given year. The manager does not select the constituent markets based on expectations of future performance. The MLM Index™ is designed to represent participation in a diverse basket of future contracts using a trend-following algorithm. The MLM Index™ is a diversified Index producing different levels of return in the various sectors from year-to-year.

The Trust incurs various kinds of credit risk in its operations. In order to facilitate the trading of the Trust, assets must be placed with both Futures Commission Merchants and Broker/Dealers. Management of the Trust deals only with established registered firms in both capacities, and monitors their financial condition on an ongoing basis. In addition, if the Trust were to enter into over-the-counter (“OTC”) transactions, additional counterparty risk would be incurred. There were no OTC transactions for the six months end June 30, 2006.

Results of Operations

At June 30, 2006, the Trust had assets of $291,540,912 and liabilities of $13,716,144 compared with assets of $351,371,644 and liabilities of $7,246,749 at December 31, 2005. Changes in the net assets of the Trust are the result of subscriptions and redemptions to the Trust, and the net income (loss) from operations, including the results from futures trading, interest income, and fees and expenses. For the six-month period ending June 30, 2006, subscriptions to the Trust totaled $30,660,399 and redemptions totaled $84,482,267. During the six-month period ending June 30, 2006, the Trust had a net loss of $12,478,511 compared with a net loss of $6,240,367 for the same period in 2005. Some expenses of the Trust are based on a percentage of net assets, and therefore increase as the net assets of the Trust increase.

The Trust’s net income is directly related to the performance of the MLM Index™, which the Trust is designed to replicate. For the six months ended June 30, 2006, MLM Index™ performance was -0.33%, lower than the +0.56% recorded in the same period ended June 30, 2005. Trust’s performance may be negative in years when the MLM Index™ is positive due to the timing of subscriptions and redemptions, the fees charged, and the allocation of assets between the Unleveraged and Leveraged Series of the Trust. Since inception of the Trust, the correlation of monthly results between the Unleveraged Series of the Trust and the MLM Index™ adjusted for fees is 0.99. The correlation between the Leveraged Series of the Trust and the MLM Index™ adjusted for leverage and fees is 0.99.

The components of the return of the MLM Index™ are the capital gains earned from the changes in futures market prices, and the interest income earned on cash balances less expenses incurred. The mechanics and rules of futures markets allow the Trust to earn interest on approximately 100% of the assets in the Trust. The interest income takes two forms, directly from the Trust's futures broker paid on the margin deposits held by it, and excess cash. During 2001, management altered the method of earning interest on the excess cash. Previously, excess cash was placed in a money market mutual fund. Larger asset size permitted the Trust to retain the services of a professional money manager to invest the Trust's cash assets without the expenses associated with money market mutual funds.

Index

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

  The VAR of the Fund is calculated as follows:

1.
The Manager calculates the standard deviation of the historical returns of the MLM Index™ over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years.  Those results for the period ended June 30, 2006 are 0.26% and 1.85%, respectively.  It is important to note that this calculation is made on the historical data of the MLM Index™.  It is not based on the actual trading of the Trust and does not include any operational risk.  The standard deviation is used to measure the dispersion of the returns of the MLM Index™.

2.
For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability.  VAR does not estimate the possibility of some total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  For daily returns, this estimate is a loss of 0.9165%.  For monthly returns the estimate is loss of 6.52125%.

3.
To ascertain a dollar loss amount for the Trust, the assets of the Trust as of June 30, 2006 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the Unleveraged MLM Index™, so Trust assets must be adjusted for the distribution of assets among the Unleveraged and Leveraged Series of the Trust, with the leveraged assets having three times the risk of the Unleveraged assets.  Based on the asset levels as of June 30, 2006, the Manager estimates that the Trust could expect to lose $5,144,412 in any given day and $36,237,737 in any given month.

Index

The estimate above, though reasonable, should not be taken as an assurance that losses in the Trust could not be greater than these amounts. This is simply a quantitative estimate based on the historical performance of the MLM Index™. A loss that occurs with a small probability may be substantially greater than the loss indicated above. Also, market conditions could change dramatically from the conditions that prevailed over the period used to calculate the estimate, thereby affecting the realized volatility of the market. Furthermore, other factors could effect trading, such as the inability to execute orders in a particular market due to operational or regulatory restrictions that may alter the pattern of the Trust’s returns. Specifically, the Manager advises other funds in addition to the Trust. In certain markets there is a limit to the size of a position that one entity can control (speculative limits). Since positions cannot exceed speculative limits, the Manager may have to allocate positions across accounts and funds, resulting in a less than complete replication of the MLM Index™. As outlined in the offering for the Trust, it is best to remember that all the assets invested are at a risk of loss.

Since the calculation of the VAR does not look at the specific instrument risks, but rather the results of the MLM Index™ as a whole, risks related to actual execution are not included in the calculation. For example, counter-party risks from OTC transactions are not factored into the calculation.

Additional market risk may be attributed to the actual execution of the orders for the Trust. The Trust executes the majority of its orders on the last day of each month. As assets of the Trust grow, large orders may be placed in periods of reduced liquidity. Such orders may move the markets in which they are executed, adversely affecting the performance of the Trust. The Manager makes every effort to execute all orders efficiently, but general levels of liquidity are beyond the control of management. In certain circumstances, markets may move to the daily trading limits imposed by the exchanges, and the Trust may be unable to execute the necessary orders to replicate the MLM Index™, causing a divergence of performance between the Fund and the MLM Index™, known as “slippage”.

Item 4.	Controls and Procedures

The President and the Chief Operating Officer of the Manager evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures. These controls and procedures are designed to ensure that the Trust records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Based upon this evaluation, they concluded that, as of June 30, 2006, the Trust’s disclosure controls are effective. There have been no significant changes in the Trust’s internal control over financial reporting in the quarter ended June 30, 2006 that has materially affected or is reasonably likely to materially affect the Trust’s internal control over financial reporting.

Index

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Manager is not aware of any proceedings threatened or pending against the Trust and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.

Item 2.	Changes in Securities and Use of Proceeds:

	Leveraged Series				Unleveraged Series

	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
Apr-06 Subscriptions $	$262,875	$1,930,801	$0	$3,359,000	$75,000	$737,256	$0	$0
Subscriptions Units	2,806	18,716	0	33,067	679	4,633	0	0
# of Purchasers	5	17	0	17	2	12	0	0
Unit Price	93.686045	103.160998	83.982060	101.582922	108.497409	116.651059	102.673138	102.963636

May-06 Subscriptions $	$24,875	$1,946,469	$0	$4,700,000	0	$534,790	$0	$600,000
Subscriptions Units	276	19,620	0	48,076	0	4,633	0	5,886
# of Purchasers	1	22		19	0	11	0	2
Unit Price	89.982050	99.206800	78.976397	97.761168	107.278520	115.436930	101.600584	101.930581

Jun-06 Subscriptions $	$118,903	$750,070	$0	$395,000	0	$1,203,875	$0	$610,000
Subscriptions Units	1,353	7,733	0	4,130	0	10,479	0	6,011
# of Purchasers	2	15	0	3	0	11	0	5
Unit Price	87.863579	96.992771	78.976940	95.648649	106.6732199	114.881473	101.107601	101.478338

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

14.1	Code of Ethics.

Index

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By: Mount Lucas Management Corporation
Its: Manager

By: /s/ Timothy J. Rudderow
Timothy J. Rudderow, President

Date: August 7, 2006