Form 10-K/A
period 2005-12-31
MLM INDEX FUND
filed 2006-10-06
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment Number 2)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐  No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒.

As of February 24, 2006 the aggregate market value of the business trust units of the Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $161,801,000 and the aggregate market value of the business trust units of the Leveraged Series of the registrant held by non-affiliates of the registrant was approximately $159,829,000.

Explanatory Note

This Amendment Number 2 on Form 10-K/A is being filed to explain the corrections of certain language contained in sections of the MLM Index™ Fund’s (the Fund) original 10-k. On April 17, 2006 MLM filed its 200510-K. After the 10-K was filed, MLM noticed a number of discrepancies that needed to be changed and that an amended 10-K (“10-K/A”) would need to be filed. MLM filed an amended 10-K (“10-K/A”) on June 22, 2006. The revisions made in the initial 10-K/A were not restatements by MLM, but rather corrections of mathematical, grammatical, footing, and pagination errors within the 10-K itself. Further, MLM did not file the Item 8, “Financial Statements and Supplementary Data” section in its entirety in the 10-K/A filed on June 22, 2006. Rather, MLM included only those statements, notes, and other items that were corrected. Finally, MLM is filing the consent of Ernst & Young LLP, the Fund’s previous independent registered accounting firm as an exhibit to this 10-K/A.

Thus, this 10-K/A deals firstly, with the explanation of the corrections to the financial statements made in the first 10-K/A under the present heading (“Explanatory Note”). Any corrections made to any financial statements are explained in this Section under the sub-heading “Explanation of Corrections Made to Financial Statements”. Secondly, it explains the changes made in the rest of the 10-K/A filed on June 22, 2006 in the relevant sections. Finally, it includes all of MLM’s financial statements (Item 8), both those that were corrected as explained below, and those that did not require correction as well as consent letters from MLM’s independent registered accounting firm.

Explanation of Corrections Made to Financial Statements

1	Page F-4: Report of Independent Registered Accounting Firm Added Report of Independent Registered Accounting Firm, Ernst & Young

2	Page F-10: Statements of Changes in Investors’ Interest, the following were corrected arithmetically:

2004
1.  Class C Shares Column, Shares at December 31, 2004: from 108,088.32 to 108,672.04
2.  Total Leveraged Series Column, Shares at December 31, 2004: from1,871,311.28 to 1,871,697.00

2005
1.  Total Leveraged Series Column (Shares), Subscriptions: from 334,154.09 to 334,154.08
2.  Total Leveraged Series Column (Shares), Redemptions: from (554,154.44) to (554,154.43)
4.  Class C Shares Column, Shares at December 31, 2005: from 104,702.34 to 105,088.32

5.  Class C Shares Column, Net Asset Value per Share: December 31, 2005: from 84.79 to 84.49
6.  Total Leveraged Series Column, Shares at December 31, 2005: from 1,675,750.26 to 1,676,136.24

3	Page F-11: Statements of Changes in Investor’s Interest (continued), the following were corrected arithmetically:

2005
1.  Total Unleveraged Series Column, (Investors’ Interest), Redemptions: from (35,970,501.00) to (35,970,503.00)
2.  Total Unleveraged Series Column (Investors’ Interest), Net Income (Loss): from 3,498,275 to 3,498,277
3.  Total Unleveraged Series Column (Shares), Subscriptions: from 350,235.50 to 350,235.30
4.  Total Unleveraged Series Column (Shares), Transfers: from (16,100.48) to (16,100.47)
5.  Total Investor’s Interest Column (Shares), Subscriptions: from 684,389.39 to 684,389.38
6.  Total Investor’s Interest Column (Shares), Redemptions: from 879,944.27 to (879,944.26)
7.  Total Investor’s Interest Column (Shares), Transfers: from 8,339.11 to 8,339.12
8.  Total Unleveraged Series Column, Shares at December 31, 2005: from 1,612,922.07 to 1,612,922.08
9.  Total Investor’s Interest Column, Shares at December 31, 2005: from 3,288,672.33 to 3,289,058.32

4	Page F-13: Statements of Changes In Investors’ Interest (continued), the following was corrected grammatically:

2004
1.  Class B-1 Shares Column, (Shares), Transfers: from (3,073.80 to (3,073.80)

5	Page F-15: Statements of Cash Flows, the following were corrected arithmetically and grammatically:

1.  2005 Column, Interest Receivable: from 1,293,519 to (1,293,519)

6	Page F-21: Note H, Financial Highlights, the following were corrected arithmetically and grammatically:

1.  From: “Net investment loss” to “Net investment gain (loss)”
2.  From: “Net realized and unrealized gain on investment transactions” to “Net realized and unrealized gain (loss) on investment transactions”

2004
1.  Class C Shares Column, Net asset value per share, December 31, 2004: from 83.51 to 83.21

2005
1.  Class B Shares (Leveraged Series) Column, Total Return: from -0.08% to 1.43%
2.  Class B (Unleveraged Series) Shares Column, Total Return: from 0.88% to 1.90%
3.  Class C Shares (Leveraged Series) Column, Total Return: from 1.53% to 1.54%
4.  Class C Shares (Leveraged Series) Column, Net asset value per share, December 31, 2005 prior to liquidation: from 84.79 to 84.49.

7	Page F-22: Note H, Financial Highlights(continued), the following were corrected arithmetically:

1.  Class C Shares (Leveraged Series) Column, Total Return: from 1.03% to 0.67%

Item 1.	Business

Organizational Fee

“Organizational Fee”, found on page 9 of the 10-K is amended from:

“Investors in Classes A and B of both Series will pay an organizational fee of 0.50% of their initial and any subsequent investment(s) (excluding exchanges) to the Manager to cover expenses associated with the organization of the Trust and the offering of interests. This fee will be deducted from each investment in determining the number of interests purchased. An organizational fee will be charged until an investor’s interest is greater than or equal to $1,000,000. If the organizational expenses exceed the organizational fees collected by the Manager, the Manager will pay any costs above the collected fees. If the organizational fees paid to the Manager exceed actual organizational expenses, any excess will be retained by the Manager and may be shared with consultants that the Manager may engage from time to time. Specifically, consultants who assist the Trust in distributing the interests may be paid a share of the organizational fees. Excess fees are not returned to the Trust, but the Manager absorbs costs in excess of the fees.”

To now read as follows:

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

Stockholder Matters

The chart found on Page 22 under the header “Market Price of any Dividends on the Registrant’s Common Equity and Related Stockholder Matters” of the 10-K is amended from:

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

To now read as follows:

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

Recent Sales of Unregistered Securities

From October 1, 2005 to December 31, 2005, a total of 84,759.30 interests were sold for the aggregate net subscription amount of $8,917,294.  Total number of purchasers was 147. There were no non-accredited investors during this period. Details of the sale of these interests are as follows:

Series	Date	Subscriptions	Units	Price	# of Purchasers

Leveraged A Units	10/31/2005	$464,625.00	5,026.76	$92.43	3
Leveraged B Units	10/31/2005	$1,330,824.42	13,174.52	$101.02	23
Unleveraged A Units	10/31/2005	$121,875.00	1,138.15	$107.08	3
Unleveraged B Units	10/31/2005	$920,439.66	8,034.99	$114.55	15
Leveraged A Units	11/30/2005	$83,580.00	889.05	$94.01	3
Leveraged B Units	11/30/2005	$1,061,383.42	10,317.64	$102.87	23
Unleveraged A Units	11/30/2005	$177,500.00	1,646.93	$107.78	5
Unleveraged B Units	11/30/2005	$399,545.38	3,462.48	$115.39	14
Leveraged A Units	12/31/2005	$516,863.47	5,435.41	$95.09	4
Leveraged B Units	12/31/2005	$2,394,139.46	22,979.74	$104.18	30
Unleveraged A Units	12/31/2005	$320,875.00	2,960.77	$108.38	3
Unleveraged B Units	12/31/2005	$1,125,643.50	9,692.84	$116.13	21

Item 8.	Financial Statements and Supporting Data

The Partnership's amended financial statements, together with the independent registered public accounting firm’s report thereon, appear on pages F-1 through F-21 hereof.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 12 on page 33 of the 10-K is amended from:

“The Trust has no directors or officers. The Manager manages and conducts the business of the Trust. As of December 31, 2005, the Manager had an investment of $1,147.15 in the leveraged series and redeemed their investment of $1,136.32 in the Unleveraged Series effective December 31, 2005.”

To now read as follows:

The Trust has no directors or officers. The Manager manages and conducts the business of the Trust. As of December 31, 2005, the Manager had an investment of $1,147.15 in the leveraged series and $1,136.32 in the Unleveraged Series.

Item 15.	Exhibits, Financial Statements Schedules

Was changed from:

(a) Exhibits

23.1	Consent of Independent Registered Public Accounting Firm: Ernst & Young

To Now Read:

(a) Exhibits

23.1	Consent of Independent Registered Public Accounting Firm: Ernst & Young LLP

(Item 8. Financial Statements and Supporting Data)

(b)	FINANCIAL STATEMENTS

MLM Index™ Fund

Years ended December 31, 2005 and 2004
with Report of Independent Registered Public Accounting Firm

F 1

Mount Lucas Management Corp.
47 Hulfish Street, Suite 510
Princeton, NJ 08542
Telephone (609) 924-8868

Affirmation of the Commodity Pool Operator

I affirm that, to the best of my knowledge and belief, the information contained in the attached financial statements of MLM Index™ Fund for the years ended December 31, 2005 and 2004 is accurate and complete.

Timothy J. Rudderow
President
Mount Lucas Management Corporation
General Partner
MLM Index™ Fund

F 2

MLM Index™ Fund

Financial Statements

Years ended December 31, 2005 and 2004

F 3

Report of Independent Registered Accounting Firm

To the investors of
MLM Index™ Fund

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of MLM Index™ Fund (the “Fund”) as of December 31, 2004 and 2003, and the related statements of operations, changes in investor’s interest and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MLM Index™ Fund at December 31, 2004 and 2003, and the result of its operations, changes in its investors’ interest, and its cash flows for the years ended December 31, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

January 31, 2005

F 4

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

/s/ Grant Thornton LLP

March 3, 2006

F 5

MLM Index™ Fund

Statements of Financial Condition

	December 31	December 31
	2005	2004
Assets
Cash and cash equivalents	$332,619,312	$347,850,015
Due from broker	17,436,086	17,275,811
Prepaid expenses	-	219,720
Interest receivable	1,315,230	21,711
Other assets	1,016	1,477
Total assets	$351,371,644	$365,368,734

Liabilities and investors’ interest
Redemptions payable	$6,215,572	$4,706,201
Brokerage commissions payable	315,530	402,138
Management fee payable	445,018	473,458
Accrued expenses	270,629	643,592
Subscriptions received in advance	-	278,500
Total liabilities	7,246,749	6,503,889

Investors’ interest	344,124,895	358,864,845
Total liabilities and investors’ interest	$351,371,644	$365,368,734

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

F 6

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

F 7

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

F 8

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

F 9

MLM Index™ Fund

Statements of Changes in Investors’ Interest

Year ended December 31, 2005

	Leveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series

Investors’ interest at December 31, 2004	$36,053,534	$120,716,973	$9,042,749	$20,889,960	$186,703,216
Subscriptions	5,131,430	22,555,584	-	5,601,754	33,288,768
Redemptions	(9,308,150)	(42,212,520)	(300,000)	(3,387,383)	(55,208,053)
Transfers	460,412	860,836	-	1,108,693	2,429,941
Other (Selling commissions)	(76,762)	(110,816)	-	-	(187,578)
Net income (loss)	(132,625)	1,265,168	134,677	731,496	1,998,716
Investors’ interest at December 31, 2005	$32,127,839	$103,075,225	$8,877,426	$24,944,520	$169,025,010

Shares at December 31, 2004	378,832.53	1,175,292.83	108,672.04	208,899.60	1,871,697.00
Subscriptions	54,274.12	221,836.49	-	58,043.47	334,154.08
Redemptions	(100,140.13)	(416,002.93)	(3,583.72)	(34,427.65)	(554,154.43)
Transfers	4,894.64	8,223.74	-	11,321.21	24,439.59
Shares at December 31, 2005	337,861.16	989,350.13	105,088.32	243,836.63	1,676,136.24

Net asset value per share:	$95.09	$104.18	$84.49	$102.30
December 31, 2005

F 10

MLM Index™ Fund

Statements of Changes in Investors’ Interest (continued)

Year ended December 31, 2005

	Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Total Investors’ Interest ($100 Par Value/Share)

Investors’ interest at December 31, 2004	$25,454,828	$81,098,538	$468,278	$65,139,985	$172,161,629	$358,864,845
Subscriptions	3,015,639	22,486,856	-	12,478,000	37,980,495	71,269,263
Redemptions	(7,538,054)	(23,607,869)	(360,853)	(4,463,727)	(35,970,503)	(91,178,556)
Transfers	(410,237)	(6,591,466)	1,162	4,570,600	(2,429,941)	-
Other (Selling commissions)	(48,876)	(91,196)	-	-	(140,072)	(327,650)
Net income (loss)	170,833	1,436,787	4,612	1,886,045	3,498,277	5,496,993
Investors’ interest at December 31, 2005	$20,644,133	$74,731,650	$113,199	$79,610,903	$175,099,885	$344,124,895

Shares at December 31, 2004	236,937.09	711,557.36	4,682.78	651,399.85	1,604,577.08	3,476,274.08
Subscriptions	27,744.07	196,740.84	-	125,750.39	350,235.30	684,389.38
Redemptions	(70,360.89)	(207,058.51)	(3,586.89)	(44,783.54)	(325,789.83)	(879,944.26)
Transfers	(3,833.17)	(57,730.41)	11.37	45,451.74	(16,100.47)	8,339.12
Shares at December 31, 2005	190,487.09	643,509.28	1,107.26	777,818.44	1,612,922.08	3,289,058.32

Net asset value per share:
December 31, 2005	$108.38	$116.13	$102.23	$102.35

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

F 11

MLM Index™ Fund

Statements of Changes in Investors’ Interest (continued)

For the year ended December 31, 2004

	Leveraged Series
	Class A-1 Shares[1]	Class A Shares	Class B-1 Shares[1]	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series

Investors’ interest at December 31, 2003	$112,117	$31,010,253	$1,678,368	$110,464,301	$8,933,897	-	$152,198,936
Subscriptions	-	11,430,001	199	44,536,537	1,000,000	1,500,000	58,466,737
Redemptions	(81,397)	(6,811,011)	(503,723)	(18,543,797)	(1,000,000)	-	(26,939,928)
Transfers	(32,233)	929,768	(1,207,817)	(15,172,404)	32,233	19,389,960	3,939,507
Other (Selling commissions)	-	(19,970)	-	-	-	-	(19,970)
Net income	1,513	(485,507)	32,973	(567,664)	76,619	-	(942,066)
Investors’ interest at December 31, 2004	-	$36,053,534	-	$120,716,973	$9,042,749	$20,889,960	$186,703,216

Shares at December 31, 2003	1,041.75	326,477.19	14,890.59	1,093,941.49	108,085.69	-	1,544,436.71
Subscriptions	-	112,558.00	1.72	407,050.98	11,974.91	15,000.00	546,585.61
Redemptions	(746.25)	(69,879.98)	(4,473.96)	(176,243.38)	(12,160.51)	-	(263,504.08)
Transfers	(295.50)	9,677.32	(10,418.35)	(149,456.26)	771.95	193,899.60	44,178.76
Shares at December 31, 2004	-	378,832.53	-	1,175,292.83	108,672.04	208,899.60	1,871,697.00

Net asset value per share:
December 31, 2004	-	$95.17	-	$102.71	$83.21	$100.00

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

[1]	On December 31, 2004, Class A-1 and Class B-1 were closed by the General Partner. Certain investors chose to reinvest in Class C and Class D shares.

F 12

MLM Index™ Fund

Statements of Changes in Investors’ Interest (continued)

For the year ended December 31, 2004

	Unleveraged Series
	Class A-1 Shares[1]	Class A Shares[1]	Class B-1 Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Total Investors’ Interest ($100 Par Value/Share)

Investors’ interest at December 31, 2003	$652,400	$17,751,361	$1,256,307	$105,736,154	-	-	$125,396,222	$277,595,158
Subscriptions	-	11,910,118	-	58,392,549	-	$4,000,000	74,302,667	132,769,404
Redemptions	(190,541)	(2,480,175)	(916,155)	(20,757,733)	-	-	(24,344,604)	(51,284,533)
Transfers	(468,278)	(1,754,157)	(365,478)	(62,959,858)	$468,278	61,139,985	(3,939,508)	-
Other (Selling commissions)	-	(14,640)	-	-	-	-	(14,640)	(34,610)
Net income	6,419	42,321	25,326	687,426	-	-	761,492	(180,574)
Investors’ interest at December 31, 2004	-	$25,454,828	-	$81,098,538	$468,278	$65,139,985	$172,161,629	$358,864,845

Shares at December 31, 2003	5,898.64	166,108.28	10,778.97	942,036.11	-	-	1,124,822.00	2,669,258.71
Subscriptions	-	110,016.59	-	507,739.65	-	40,000.00	657,756.24	1,204,341.85
Redemptions	(1,705.98)	(22,991.77)	(7,705.17)	(186,183.28)	-	-	(218,586.20)	(482,090.28)
Transfers	(4,192.66)	(16,196.01)	(3,073.80)	(552,035.12)	4,682.78	611,399.85	40,585.04	84,763.80
Shares at December 31, 2004	-	236,937.09	-	711,557.36	4,682.78	651,399.85	1,604,577.08	3,476,274.08

Net asset value per share:	-
December 31, 2004		$107.43	-	$113.97	$100.00	$100.00

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

1 On December 31, 2004, Class A-1 and Class B-1 were closed by the General Partner. Certain investors chose to reinvest in Class C and Class D shares.

F 13

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

F 14

MLM Index™ Fund

Statements of Cash Flows

	Years ended December 31
	2005	2004	2003

Cash flows from operating activities
Net income (loss)	$5,496,993	$(180,574)	$6,190,736
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Net change in operating assets and liabilities:
Due from broker	(4,538,074)	3,032,020	(21,757,408)
Prepaid expenses	219,720	(219,720)	-
Interest receivable	(1,293,519)	11,364	82
Other assets	461	(1,477)	-
Brokerage commissions payable	(86,608)	98,343	66,491
Management fee payable	(28,440)	154,794	55,112
Accrued expenses	(372,963)	527,297	(28,119)
Net Change in Unrealized appreciation (depreciation) on investments	11,898,155	(26,036,732)	6,101,017
Net realized gain on investments	(7,520,356)	32,322,487	5,302,391
Net cash and cash equivalents provided by (used in) operating activities	3,775,369	9,707,802	(4,069,698)

Cash flows from financing activities
Subscriptions received, net of selling commissions	70,941,613	132,734,794	102,468,065
Subscriptions received in advance	(278,500)	278,500	-
Redemptions paid	(89,669,185)	(49,057,076)	(39,956,386)
Net cash and cash equivalents provided by financing activities	(19,006,072)	83,956,216	62,511,679

Net increase in cash and cash equivalents	(15,230,703)	93,664,018	58,441,981
Cash and cash equivalents at beginning of year	347,850,015	254,185,997	195,744,016
Cash and cash equivalents at end of year	$332,619,312	$347,850,015	$254,185,997

The accompanying notes are an integral part of the financial statements and should be read in conjunction therewith.

F 15

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

F 16

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

F 17

NOTE B -	DUE FROM BROKERS

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

NOTE D -	MARGIN REQUIREMENTS

The Fund had margin requirements of approximately $16,316,636 and $19,570,308 at December 31, 2005 and 2004, respectively, which were satisfied by net unrealized profits and cash at the broker.

[BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

F 18

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

F 19

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

F 20

NOTE H -	FINANCIAL HIGHLIGHTS

The following represents the per share operating performance and ratios to average investors’ interest and other supplemental information for the year ended December 31, 2005:

	Leveraged Series				Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares

Per share operating performance:
Net asset value per share, December 31, 2004	$95.17	$102.71	$83.21	$100.00	$107.43	$113.97	$100.00	$100.00
Income from investment operations:
Net investment gain (loss)	(0.15)	1.34	0.51	1.35	1.07	2.27	1.61	2.20
Net realized and unrealized gain (loss) on investment transactions	0.07	0.13	0.77	0.95	(0.12)	(0.11)	0.62	0.15
Total from investment operations	(0.08)	1.47	1.28	2.30	0.95	2.16	2.23	2.35
Net asset value per share, December 31, 2005 prior to liquidation	$95.09	$104.18	$84.49	$102.30	$108.38	$116.13	$102.23	$102.35

Total Return	(0.08)%	1.43%	1.54%	2.30%	0.88%	1.90%	2.23%	2.35%

Ratio to Average Investors’ Interest:
Net investment loss	(0.18)%	1.29%	0.61%	1.42%	0.96%	0.96%	1.40%	2.23%
Expenses	(3.42)%	(1.92)%	(2.66)%	(1.91)%	(2.13)%	(1.13)%	(1.63)%	(1.12)%

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

F 21

NOTE H -	FINANCIAL HIGHLIGHTS (continued)

The following represents the per share operating performance and ratios to average investors’ interest and other supplemental information for the year ended December 31, 2004:

	Leveraged Series					Unleveraged Series
	Class A-1 Shares	Class A Shares	Class B-1 Shares	Class B Shares	Class C Shares	Class A-1 Shares	Class A Shares	Class B-1 Shares	Class B Shares

Per share operating performance:
Net asset value per share, December 31, 2003	$107.63	$94.98	$112.71	$100.98	$82.66	$110.60	$106.87	$116.55	$112.24
Income from investment operations:
Net investment loss	(1.71)	(2.16)	(0.01)	(0.72)	(1.22)	(0.78)	(1.00)	0.45	0.09
Net realized and unrealized gain on investment transactions	3.16	2.35	3.23	2.45	1.77	1.86	1.56	1.90	1.64
Total from investment operations	1.45	0.19	3.22	1.73	0.55	1.08	0.56	2.35	1.73
Net asset value per share, December 31, 2004 prior to liquidation	$109.08	$95.17	$115.93	$102.71	$83.21	$111.68	$107.43	$118.90	$113.97

Total Return	1.35%	0.19%	2.86%	1.71%	0.67%	0.98%	0.53%	2.02%	1.54%

Ratio to Average Investors’ Interest:
Net investment loss	(1.50%)	(2.16%)	(0.02%)	(0.66%)	(1.42%)	(0.69%)	(0.87%)	0.37%	0.12%
Expenses	(2.81%)	(3.46%)	(1.31%)	(1.95%)	(2.70%)	(1.97%)	(2.21%)	(0.97%)	(1.21%)

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

F 22

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

MLM INDEX™ FUND
By: Mount Lucas Management Corporation, Manager

By: /s/Timothy Rudderow
Timothy Rudderow, President

Exhibit Index

Exhibit

23.1	Consent of Independent Registered Public Accounting Firm: Ernst & Young LLP.

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Vice President and Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President and Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.