Form 10-Q
period 2006-09-30
MLM INDEX FUND
filed 2006-11-03
CIK 1075058

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2006,

or

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

Yes ☒   No ☐

MLM Index™ Fund
Index to FORM 10Q
September 30, 2006

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Index

MLM Index™ Fund
Interim Statements of Financial Condition
As of September 30, 2006 (Unaudited) and December 31, 2005 (Audited)

	September 30,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$250,411,857	$332,619,312
Due from broker	12,108,785	17,436,086
Interest receivable	953,286	1,315,230
Other assets	1,268	1,016
Total assets	$263,475,196	$351,371,644

Liabilities and investors’ interest
Redemptions payable	$7,918,129	$6,215,572
Brokerage commissions payable	224,777	315,530
Management fee payable	616,931	445,018
Accrued expenses	130,761	270,629
Subscriptions received in advance	-	-
Total liabilities	8,890,598	7,246,749

Investors’ interest	254,584,598	344,124,895
Total liabilities and investors’ interest	$263,475,196	$351,371,644

See Notes to Financial Statements

Index

MLM Index™ Fund
Interim Condensed Schedules of Investments
September 30, 2006 (Unaudited)

		Unrealized	Percentage of
	Number of	Appreciation	Investors'
Security Description	Contracts	(Depreciation)	Interest

Futures
Long Futures Contracts[1]
Financial	1,512	($231,796)	(0.09)%
Commodity	382	3,634,735	1.43
	1,894	3,402,939	1.34

Short Futures Contracts[1]
Financial	1,418	(1,696,968)	(0.67)
Commodity	3,367	3,088,134	1.21
	4,785	1,391,166	0.54

Net unrealized appreciation on futures contracts		$4,794,105	1.88%

December 31, 2005 (Audited)
		Unrealized	Percentage of
	Number of	Appreciation	Investors'
Security Description	Contracts	(Depreciation)	Interest

Futures
Long Futures Contracts[1]
Financial	1,699	$1,108,076	0.32%
Commodity	2,799	7,263,034	2.11
	4,498	8,371,110	2.43

Short Futures Contracts[1]
Financial	2,365	2,636,198	0.77
Commodity	2,962	(1,235,563)	(0.36)
	5,327	1,400,635	0.41

Net unrealized gain on futures contracts		$9,771,745	2.84%

See Notes to Financial Statements

[1]	All such amounts are included, net, in due from brokers on the statements of financial condition.

Index

MLM Index™ Fund
Unaudited Interim Statements of Operations

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Investment income
Interest	$3,638,722	$3,181,143	$10,847,201	$7,955,525

Expenses
Brokerage commissions	709,007	1,027,388	2,464,337	3,132,319
Management fee	742,958	1,027,942	2,503,229	3,116,645
Operating expenses	449,996	561,495	1,468,362	1,681,396
Total expenses	1,901,961	2,616,825	6,435,928	7,930,360

Net investment gain (loss)	1,736,761	564,318	4,411,273	25,165

Realized and unrealized gain (loss) on investments

Net realized gain or (loss)	(8,920,308)	10,582,971	(17,015,926)	(9,490,501)

Net change in unrealized appreciation (depreciation) on investments	2,079,341	3,572,804	(4,978,064)	17,945,062

Net realized and unrealized loss on Investments	(6,840,967)	14,155,775	(21,993,990)	8,454,561

Net Income (Loss)	($5,104,206)	$14,720,093	($17,582,717)	$8,479,726

See Notes to Financial Statements

Index

MLM Index™ Fund
Unaudited Interim Statement of Changes in Investors’ Interest
For the nine months ended September 30, 2006

	Leveraged Series					Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Total Investors’ Interest

Investors’ interest at December 31, 2005	$32,127,839	$103,075,225	$8,877,426	$24,944,520	$169,025,010	$20,644,133	$74,731,650	$113,199	$79,610,903	$175,099,885	$344,124,895
Subscriptions	2,413,132	14,027,449	-	11,875,000	28,315,581	211,425	5,418,603	-	4,244,000	9,874,028	38,189,609
Redemptions	(10,522,572)	(32,301,364)	(3,252,137)	(14,858,273)	(60,934,346)	(7,664,482)	(29,969,337)	(109,804)	(11,469,220)	(49,212,843)	(110,147,189)
Transfers	179,653	(10,274,129)	-	10,513,163	418,687	(253,467)	(1,172,150)	-	1,006,930	(418,687)	-
Net Income (Loss)	(3,407,373)	(9,271,592)	(606,477)	(2,377,929)	(15,663,371)	(382,751)	(789,622)	(2,249)	(744,724)	(1,919,346)	(17,582,717)
Investors’ interest at September 30, 2006	$20,790,679	$65,255,589	$5,018,812	$30,096,481	$121,161,561	$12,554,858	$48,219,144	$1,146	$72,647,889	$133,423,037	$254,584,598

Shares at December 31, 2005	337,861	989,350	105,088	243,837	1,676,136	190,487	643,509	1,107	777,818	1,612,921	3,289,057
Subscriptions	26,338	139,618	-	120,667	286,623	1,953	46,838	-	41,762	90,553	377,176
Redemptions	(120,715)	(327,262)	(39,011)	(149,758)	(636,746)	(71,652)	(259,056)	(1,096)	(111,844)	(443,648)	(1,080,394)
Transfers	2,110	(106,037)	(386)	109,914	5,601	(2,387)	(10,099)	-	9,844	(2,642)	2,959
Shares at September 30, 2006	245,594	695,669	65,691	324,660	1,331,614	118,401	421,192	11	717,580	1,257,184	2,588,798
Net asset value per share:
September 30, 2006	$84.65	$93.80	$76.40	$92.70		$106.04	$114.48	$100.74	$101.24

See Notes to Financial Statements

Index

MLM Index™ Fund
Unaudited Interim Statement of Changes in Investors’ Interest
For the nine months ended September 30, 2005

Leveraged Series						Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Total Investors’ Interest

Investors’ interest at December 31, 2004	$36,053,534	$120,716,973	$9,042,749	$20,889,960	$186,703,216	$25,454,828	$81,098,538	$468,278	$65,139,985	$172,161,629	$358,864,845
Subscriptions	3,989,600	17,658,354	-	5,601,754	27,249,708	2,346,513	19,950,031	-	12,478,000	34,774,544	62,024,252
Redemptions	(5,178,708)	(27,087,279)	-	(1,615,534)	(33,881,521)	(5,316,346)	(17,766,520)	(360,853)	(4,463,713)	(27,907,432)	(61,788,953)
Transfers	460,412	857,928	-	1,108,693	2,427,033	(410,237)	(6,587,396)	-	4,570,600	(2,427,033)	-
Net loss	559,060	3,123,539	267,676	1,080,590	5,030,865	236,058	1,436,362	4,214	1,772,227	3,448,861	8,479,726
Investors’ interest at September 30, 2005	$35,883,898	$115,269,515	$9,310,425	$27,065,463	$187,529,301	$22,310,816	$78,131,015	$111,639	$79,497,099	$180,050,569	$367,579,870

Shares at December 31, 2004	378,833	1,175,293	108,672	208,900	1,871,698	236,937	711,557	4,683	651,400	1,604,577	3,476,274
Subscriptions	42,923	175,365	-	58,043	276,331	21,998	175,551	-	125,750	323,299	599,630
Redemptions	(56,017)	(268,049)	-	(16,874)	(340,940)	(49,689)	(156,437)	(3,587)	(44,783)	(254,496)	(595,436)
Transfers	4,895	8,162	-	11,321	24,378	(3,833)	(57,683)	-	45,452	(16,064)	8,314
Shares at September 30, 2005	370,634	1,090,771	108,672	261,390	1,831,467	205,413	672,988	1,096	777,819	1,657,316	3,488,783
Net asset value per share:
September 30, 2005	$96.82	$105.68	$85.67	$103.54		$108.61	$116.10	$101.87	$102.21

 See Notes to Financial Statements

Index

MLM Index™ Fund
Unaudited Interim Statements of Cash Flows

	For the nine months ended September 30
	2006	2005

Cash flows from operating activities
Net gain (loss)	($17,582,717)	$8,479,726
Adjustments to reconcile net gain (loss) to net cash and cash equivalents used in operating activities:
Unrealized appreciation (depreciation) on investments	(4,978,064)	17,945,062
Net realized gain (loss) on investments	(17,015,926)	(9,490,501)
Net change in operating assets and liabilities:
Due from broker	27,321,292	(8,814,030)
Prepaid expenses	219,720	(1,509,838)
Interest receivable	361,943	(30,280)
Other assets	-	(430)
Brokerage commissions payable	(90,753)	(62,113)
Management fee payable	171,913	(2,880)
Accrued expenses	(359,588)	(258,400)
Net cash and cash equivalents used in operating activities	(11,952,180)	6,256,316

Cash flows from financing activities
Subscriptions received, net of selling commissions	38,142,973	61,745,752
Redemptions paid	(108,398,248)	(61,177,788)
Net cash and cash equivalents provided by financing activities	(70,255,275)	567,964

Net increase in cash and cash equivalents	(82,207,455)	6,824,280

Cash and cash equivalents at beginning of year	332,619,312	347,850,015
Cash and cash equivalents at end of period	$250,411,857	$354,674,295

See Notes to Financial Statements

Index
MLM Index Fund
Notes to Unaudited Interim Financial Statements
September 30, 2006

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

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

Due from Brokers

The Trust utilizes one broker, located in the United States, for its trading activities. Due from broker represents cash balances held, unrealized profit or loss on futures contracts, and amounts receivable or payable for transactions not settled at September 30, 2006 and December 31, 2005.

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

Index
MLM Index Fund
Notes to Unaudited Interim Financial Statements (continued)
September 30, 2006

2. Summary of Significant Accounting Policies (continued)

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

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of approximately:

	September 30, 2006	December 31, 2005

Overnight money markets	$11,697,000	$12,663,000
Money market securities	237,875,673	317,477,170
Cash in Checking Account	839,184	2,479,142
Total	$250,411,857	$332,619,312

4. Investors’ Interest

The Trust is comprised of two series: the Unleveraged Series, which attempts to replicate the Index without leverage, and the Leveraged Series (collectively, the “Series”), which attempts to replicate the Index at three times leverage. Each Series consists of Class A, Class B, Class C and Class D shares and are sold by authorized selling agents appointed by Mount Lucas Management Corporation (“the Manager”) to accredited investors at a price equal to each Class’ net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days written notice to the Manager. Subscriptions are accepted as of the first day of any calendar month.

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

Index
MLM Index Fund
Notes to Unaudited Interim Financial Statements (continued)
September 30, 2006

4. Investors’ Interest (continued)

The Class A and Class C shares of the Unleveraged and Leveraged Series are subject to a sales commission up to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent. The Class B and Class D shares of the Unleveraged and Leveraged Series are not subject to a sales commission.

As of September 30, 2006, the Manager of the Trust had contributed $1,000 to each Series of the Trust.

5. Margin Requirements

The Trust had margin requirements of approximately $12,275,302 and $16,316,636 at September 30, 2006 and December 31, 2005, respectively, which were satisfied by net unrealized profits and cash at the broker.

6. Management Fee and Other Fees and Expenses

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

Index
MLM Index Fund
Notes to Unaudited Interim Financial Statements (continued)
September 30, 2006

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

The following table reflects the fair value of the Trust’s derivative financial instruments:

	Fair Value at
	September 30, 2006		December 31, 2005
	Assets	Liabilities	Assets	Liabilities
Financial Futures	($231,796)	($1,696,968)	$1,108,076	$2,636,198
Commodity Futures	3,634,735	3,088,134	7,263,034	(1,235,563)
Total	$3,402,939	$1,391,166	$8,371,110	$1,400,635

Index
MLM Index Fund
Notes to Unaudited Interim Financial Statements (continued)
September 30, 2006

8. Financial Highlights

The following represents the per share operating performance and ratios to average investors’ interest and other supplemental information for the nine months ended September 30, 2006:

	Leveraged Series				Unleveraged Series

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2005	$95.09	$104.18	$84.49	$102.30	$108.38	$116.13	$102.23	$102.35
Income from investment operations:
Net investment income (loss)	.97	2.17	1.24	2.17	2.13	3.16	(30.73)	2.92
Net realized and unrealized loss on investment transactions	(11.41)	(12.55)	(9.33)	(11.77)	(4.47)	(4.81)	29.24	(4.03)
Total from investment operations	(10.44)	(10.38)	(8.09)	(9.60)	(2.34)	(1.65)	(1.49)	(1.11)
Net asset value per share at September 30, 2006	$84.65	$93.80	$76.40	$92.70	$106.04	$114.48	$100.74	$101.24

Total Return	(10.98)%	(9.96)%	(9.58)%	(9.38)%	(2.16)%	(1.42)%	(1.46)%	(1.09)%

Ratio to Average Investor’s Interest:
Net investment income (loss)	1.00%	1.93%	1.42%	2.72%	1.81%	1.81%	1.87%	2.84%
Expenses	(2.45)%	(1.32)%	(1.93)%	(1.70)%	(1.50)%	(0.81)%	(1.08)%	(0.86)%

Total return is calculated as the change in the net asset value per share for the nine months ended September 30, 2006. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average investors’ interest, respectively, for each class, for the nine months ended September 30, 2006.

Index
MLM Index Fund
Notes to Unaudited Interim Financial Statements (continued)
September 30, 2006

8. Financial Highlights (continued)

The following represents the per share operating performance and ratios to average investors’ interest and other supplemental information for the nine months ended September 30, 2005:

	Leveraged Series				Unleveraged Series

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2004	$95.17	$102.71	$83.21	$100.00	$107.43	$113.97	$100.00	$100.00
Income from investment operations:
Net investment income (loss)	(0.35)	0.75	0.16	0.75	0.60	1.45	0.67	1.46
Net realized and unrealized loss on investment transactions	2.00	2.22	2.30	2.79	0.58	0.68	1.20	0.75
Total from investment operations	1.65	2.97	2.46	3.54	1.18	2.13	1.87	2.21
Net asset value per share at September 30, 2005	$96.82	$105.68	$85.67	$103.54	$108.61	$116.10	$101.87	$102.21

Total Return	1.73%	2.89%	2.96%	3.54%	1.10%	1.86%	1.87%	2.21%

Ratio to Average Investor’s Interest:
Net investment income (loss)	-0.38%	0.74%	0.20%	0.80%	0.56%	1.27%	0.89%	1.48%
Expenses	-2.56%	-1.44%	-2.00%	-1.43%	-1.60%	-0.85%	-1.22%	-0.84%

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

Mount Lucas Management Corporation (the “Manager”), a Delaware corporation, acts as the manager and trading advisor of the Trust. The Manager was formed in 1986 to act as an investment manager. As of September 30, 2006, the Manager had approximately $1.3 billion of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

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

Index

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

The Trust incurs various kinds of credit risk in its operations. In order to facilitate the trading of the Trust, assets must be placed with both Futures Commission Merchants and Broker/Dealers. Management of the Trust deals only with established registered firms in both capacities, and monitors their financial condition on an ongoing basis. In addition, if the Trust were to enter into over-the-counter (“OTC”) transactions, additional counterparty risk would be incurred. There were no OTC transactions for the nine months end September 30, 2006.

Results of Operations

At September 30, 2006, the Trust had assets of $263,475,196 and liabilities of $8,890,598 compared with assets of $351,371,644 and liabilities of $7,246,749 at December 31, 2005. Changes in the net assets of the Trust are the result of subscriptions and redemptions to the Trust, and the net income (loss) from operations, including the results from futures trading, interest income, and fees and expenses. For the nine-month period ending September 30, 2006, subscriptions to the Trust totaled $38,189,609 and redemptions totaled $110,147,189. During the nine-month period ending September 30, 2006, the Trust had a net loss of $17,582,717 compared with a net gain of $8,479,726 for the same period in 2005. Some expenses of the Trust are based on a percentage of net assets, and therefore increase or decrease as the net assets of the Trust increase or decrease.

The Trust’s net income is directly related to the performance of the MLM Index™, which the Trust is designed to replicate. For the nine months ended September 30, 2006, MLM Index™ performance was -0.38%, lower than the +3.29% recorded in the same period ended September 30, 2005. The Trust’s performance may be negative in years when the MLM Index™ is positive due to the timing of subscriptions and redemptions, the fees charged, and the allocation of assets between the Unleveraged and Leveraged Series of the Trust. Since inception of the Trust, the correlation of monthly results between the Unleveraged Series of the Trust and the MLM Index™ adjusted for fees is 0.99. The correlation between the Leveraged Series of the Trust and the MLM Index™ adjusted for leverage and fees is 0.99.

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

The VAR of the Fund is calculated as follows:

1.
The Manager calculates the standard deviation of the historical returns of the MLM Index™ over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years.  Those results for the period ended September 30, 2006 are 0.24% and 1.82% respectively.  It is important to note that this calculation is made on the historical data of the MLM Index™.  It is not based on the actual trading of the Trust and does not include any operational risk.  The standard deviation is used to measure the dispersion of the returns of the MLM Index™.

2.
For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability.  VAR does not estimate the possibility of some total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  For daily returns, this estimate is a loss of 0.85%.  For monthly returns the estimate is loss of 6.42%.

3.
To ascertain a dollar loss amount for the Trust, the assets of the Trust as of September 30, 2006 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the Unleveraged MLM Index™, so Trust assets must be adjusted for the distribution of assets among the Unleveraged and Leveraged Series of the Trust, with the leveraged assets having three times the risk of the Unleveraged assets.  Based on the asset levels as of September 30, 2006, the Manager estimates that the Trust could expect to lose $4,224,145 in any given day and $32,033,101 in any given month.

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

The President and the Chief Operating Officer of the Manager evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures. These controls and procedures are designed to ensure that the Trust records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Based upon this evaluation, they concluded that, as of September 30, 2006, the Trust’s disclosure controls are effective. There have been no significant changes in the Trust’s internal control over financial reporting in the quarter ended September 30, 2006 that has materially affected or is reasonably likely to materially affect the Trust’s internal control over financial reporting.

Index

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Manager is not aware of any proceedings threatened or pending against the Trust and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.

Item 2.	Changes in Securities and Use of Proceeds:

Leveraged Series	Unleveraged Series

	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
Jul-06 Subscriptions $	$ 123,375	$901,474	$0	$350,000	$0	$264,896	$0	$1,200,000
Subscriptions Units	1,460	9,653	-	3,798	-	2,330	-	11,944
# of Purchasers	3	26	-	4	-	9	-	1
Unit Price	84.49	93.39	76.05	92.16	105.48	113.69	100.06	100.47

Aug-06 Subscriptions $	$0	$674,113	$0	$850,000	$24,875	$97,013	$0	$320,000
Subscriptions Units	-	7,237	-	9,240	236	852	-	3,179
# of Purchasers	-	13	-	10	1	9	-	1
Unit Price	84.17	93.15	75.86	91.99	105.54	113.86	100.20	100.65

Sep-06 Subscriptions $	$399,970	$1,109,442	$0	$571,000	$0	$288,053	$0	$355,000
Subscriptions Units	4,725	11,827	-	6,160	-	2,516	-	3,507
# of Purchasers	2	14	-	6	-	10	-	3
Unit Price	84.65	93.80	76.40	92.70	106.04	114.48	100.74	101.24

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Certification of President of the Manager Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Index

31.2	Certification of Chief Operating Officer of the Manager Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President of the Manager Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Operating Officer of the Manager Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By: Mount Lucas Management Corporation
Its: Manager

By: /s/ Timothy J. Rudderow
Timothy J. Rudderow, President

Date: November 1, 2006