Form 10-K
period 2006-12-31
MLM INDEX FUND
filed 2007-03-29
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

Business Trust Interests – Unleveraged Series
Business Trust Interests – Leveraged Series

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐.   No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐.   No ☒.

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

As of June 30, 2006 the aggregate market value of the business trust units of the Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $142,941,000 and the aggregate market value of the business trust units of the Leveraged Series of the registrant held by non-affiliates of the registrant was approximately $144,564,000.

Documents Incorporated by Reference: None

Item 1.	Business

General and Business Segments

The MLM Index™ Fund (the “Trust”) is a business trust organized under the laws of Delaware. The MLM Index Fund has one reportable segment which trades futures contracts on various futures exchanges in the U.S. and foreign markets.  The Trust engages primarily in the speculative trading of a diversified portfolio of futures contracts using the MLM Index™ Trading Program (the “Trading Program”). Futures contracts are standardized contracts made on or through a commodity exchange and provide for future delivery of commodities, precious metals, foreign currencies or financial instruments and, in the case of certain contracts such as stock index futures contracts and Eurodollar futures contracts, provide for cash settlement. The Trust's objective is the appreciation of its assets through speculative trading. The Trust began trading on January 4, 1999.

Mount Lucas Management Corporation (the “Manager”), a Delaware corporation, acts as the manager and trading advisor of the Trust. The Manager was formed in 1986 to act as an investment manager. As of December 31, 2006, the Manager had approximately $1.3 billion of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940, a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

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

In attempting to replicate the MLM Index™, the Manager will invest in the same markets as the MLM Index™; use the same algorithm to determine long versus short positions; make the same allocations to each market; and generally execute positions at almost the same time. The Manager may also use swaps in attempting to replicate the MLM Index™. These swaps would be agreements with dealers to provide the returns which are the same as holding a specific number of futures contracts in a specific market, without holding the actual contracts. The economic effect on the Trust would be substantially identical to holding futures contracts. However, since the holder of swaps assumes additional counterparty risk, swaps are only held infrequently. As of December 31, 2006, the Trust holds no swap positions.

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

The annual performance of the MLM Index™ for each of the past ten years is set forth below.

Year	Annual Return
1997	7.50%
1998	16.74
1999	0.39
2000	16.20
2001	3.67
2002	-1.63
2003	3.92
2004	3.52
2005	3.75
2006	0.40

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

Organizational Fee

Investors in Classes A and B of both Series will pay an organizational fee of 0.50% of their initial and any subsequent investment(s) (excluding exchanges) to the Manager to cover expenses associated with the organization of the Trust and the offering of interests. This fee will be deducted from each investment in determining the number of interests purchased. An organizational fee will be charged until an investor’s total contribution is greater than or equal to $1,000,000. If the organizational expenses exceed the organizational fees collected by the Manager, the Manager will pay any costs above the collected fees. If the organizational fees paid to the Manager exceed actual organizational expenses, any excess will be retained by the Manager and may be shared with consultants that the Manager may engage from time to time. Specifically, consultants who assist the Trust in distributing the interests may be paid a share of the organizational fees.

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

Commodity Futures Trading Commission. The CFTC is an independent governmental agency which administers the CE Act and is authorized to promulgate rules thereunder. A function of the CFTC is to implement the objectives of the CE Act in preventing price manipulation and excessive speculation and promoting orderly and efficient commodity futures markets. The CFTC has adopted regulations covering, among other things:

—	the designation of contract markets;
—	the monitoring of United States commodity exchange rules;
—	the establishment of speculative position limits;
—
the registration of commodity brokers and brokerage houses, floor brokers, introducing brokers, leverage transaction merchants, commodity trading advisors, commodity pool operators and their principal employees engaged in non-clerical commodities activities (associated persons); and

—	the segregation of customers funds and record keeping by, and minimum financial requirements and periodic audits of, such registered commodity brokerage houses and professionals.

Under the CE Act, the CFTC is empowered, among other things, to:

—	hear and adjudicate complaints of any person (e.g., an Interest Holder) against all individuals and firms registered or subject to registration under the CE Act (reparations),
—	seek injunctions and restraining orders,
—	issue orders to cease and desist,
—	initiate disciplinary proceedings,
—	revoke, suspend or not renew registrations and
—	levy substantial fines.

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

National Futures Association. Substantially all commodity pool operators, commodity trading advisors, futures commission merchants, introducing brokers and their associated persons are members or associated members of the NFA. The NFA's principal regulatory operations include:

—	auditing the financial condition of futures commission merchants, introducing brokers, commodity pool operators and commodity trading advisors;
—	arbitrating commodity futures disputes between customers and NFA members;
—	conducting disciplinary proceedings; and
—	registering futures commission merchants, commodity pool operators, commodity trading advisors, introducing brokers and their respective associated persons, and floor brokers.

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

You Have No Right to Remove the Manager

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

Item 3.	Legal Proceedings

There are no pending legal proceedings to which the Trust or the Manager is a party or to which any of their assets are subject.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Market For Registrant's Common Equity and Related Stockholder Matters

There currently is no established public trading market for the interests. As of December 31, 2006, approximately 2,316,179 interests were held by 1,619 owners.

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

Recent Sales of Unregistered Securities

From October 1, 2006 to December 31, 2006, a total of 62,783 interests were sold for the aggregate net subscription amount of $6,027,793.  Total number of purchasers was 80. There were no non-accredited investors during this period. Details of the sale of these interests are as follows:

Series	Date	Subscriptions	Units	Price	# of Purchasers

Leveraged A Units	10/31/2006	179,090	2,179	82.17	2
Leveraged B Units	10/31/2006	1,069,050	11,726	91.17	24
Leveraged C Units	10/31/2006	0	0	74.26	0
Leveraged D Units	10/31/2006	104,000	1,153	90.16	5
Unleveraged A Units	10/31/2006	55,461	527	105.21	1
Unleveraged B Units	10/31/2006	262,933	2,313	113.68	11
Unleveraged C Units	10/31/2006	0	0	100.04	0
Unleveraged D Units	10/31/2006	499,000	4,962	100.57	5
Leveraged A Units	11/30/2006	74,625	908	82.17	2
Leveraged B Units	11/30/2006	307,765	3,372	91.28	6
Leveraged C Units	11/30/2006	0	0	74.36	0
Leveraged D Units	11/30/2006	150,000	1,660	90.34	3
Unleveraged A Units	11/30/2006	168,011	1,594	105.41	2
Unleveraged B Units	11/30/2006	190,384	1,670	114.00	5
Unleveraged C Units	11/30/2006	0	0	100.31	0
Unleveraged D Units	11/30/2006	225,000	2,230	100.88	4
Leveraged A Units	12/31/2006	0	0	83.94	0
Leveraged B Units	12/31/2006	42,849	459	93.36	3
Leveraged C Units	12/31/2006	0	0	76.06	0
Leveraged D Units	12/31/2006	1,600,000	17,305	92.46	2
Unleveraged A Units	12/31/2006	29,850	281	106.39	1
Unleveraged B Units	12/31/2006	44,775	389	115.15	2
Unleveraged C Units	12/31/2006	0	0	101.32	0
Unleveraged D Units	12/31/2006	1,025,000	10,055	101.94	2
	Total	6,027,793	62,783		80

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

Five Year Cumulative Performance of the Trust

Since the Trust does not deal in equities, it cannot compare its return against an equivalent broad-based equities market index. As set forth below, the Trust has selected the MLM Index™, with which to compare its cumulative five-year return. Although the Trust contains multiple classes of interests, it has taken as a representative example, the highest fee classes in both the Leveraged and Unleveraged Series. In both cases, the Trust has indicated the cumulative total return for Class A interests for the Leveraged and Unleveraged Series.

So as to comply as much as possible with the promulgated rules, the Trust has used the MLM Index™ to compare its cumulative total return. Created in 1988, the MLM Index™ is a benchmark of the returns available to a futures investor.  It is based on daily closing prices of the nearby contract month of a portfolio chosen from among the most active futures markets.  The Index Committee of Mount Lucas Management Corporation makes the choice of markets for a calendar year in the December preceding the start of the year, and, except in unusual circumstances, markets are not normally added to or deleted from the MLM Index™ during a year. The MLM Index™ is a widely recognized benchmark for evaluating managed futures performance that is frequently discussed in periodicals such as the Wall Street Journal, Institutional Investor, Pension World and Pensions & Investments. Performance of the MLM Index™ is available through Bloomberg™, LP and Morningstar.

The MLM Index™ is unique in the industry in that the Index contains long and short positions in the various futures contracts.  Since no other publicly available, widely distributed, transparent index in the market place has this feature it is not possible to compare the performance of the MLM Index Fund with another index.

The Comparison of Five-Year Cumulative Total Returns Graph, set forth below, assumes that an investment in units in the Trust, and the MLM Index™, was $100 on December 31, 2001. The Cumulative Total Return is based on unit price appreciation (there were no dividends declared or paid during the period) from December 31, 2001 through December 31, 2006.

Comparison of Five-Year Cumulative Total Return*
Between MLM Index ℠ and the MLM Index Fund

$120
$115
$110
$105
$100
$95
$90
$85
$80
$75
$70
Dec-01
Dec-02
Dec-03
Dec-04
Dec-05
Dec-06
MLM Index
MLM Index Fund - Leveraged Series, Class A
MLM Index Fund - Unleveraged Series, Class A

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
MLM Index™	$98.37	$102.22	$105.81	$109.78	$110.21
MLM Index Fund - Leveraged Series, Class A	84.86	85.77	85.94	85.87	75.65
MLM Index Fund - Unleveraged Series, Class A	95.91	96.27	96.77	97.61	95.76

Item 6.	Selected Financial Data

The Trust began trading on January 4, 1999. Set forth below is certain selected historical data for the Trust for the 5 years ended December 31, 2006. The selected historical financial data were derived from the financial statements of the Trust, which were audited by Ernst & Young LLP for the years 2002 through 2004 and Grant Thornton LLP for years 2005 and 2006. The information set forth below should be read in conjunction with the Financial Statements and notes thereto contained elsewhere in this document.

Years Ended December 31,

	2006	2005	2004	2003	2002

Operations Data:
Realized Gains (Losses)	$(16,393,552)	$(7,520,356)	$32,322,487	$5,302,391	$(27,250,523)
Net Change in Unrealized Gains (Losses)	(7,285,240)	11,898,155	(26,036,732)	6,101,017	10,793,154
Interest Income	14,168,270	11,572,093	4,331,899	2,373,246	3,412,276
Brokerage Commissions	3,089,477	4,114,687	4,586,994	3,221,120	2,842,588
Management Fees	3,148,863	4,106,132	3,924,230	2,809,869	2,455,153
Operating Expenses	1,825,940	2,232,080	2,287,004	1,554,929	944,454
Net Income (Loss)	(17,574,802)	5,496,993	(180,574)	6,190,736	(19,287,288)

Financial Condition Data
Investors' Interest	$229,224,557	$344,124,895	$358,864,845	$277,595,158	$203,994,413
Total Assets	$245,261,022	351,371,644	365,368,734	280,812,656	212,016,757
Net Asset Value Per Class A-1 Leveraged Series Interest	NA	NA	NA	107.63	106.35
Net Asset Value Per Class A Leveraged Series Interest	83.94	95.09	95.17	94.98	93.97
Net Asset Value Per Class B-1 Leveraged Series Interest	NA	NA	NA	112.71	107.78
Net Asset Value Per Class B Leveraged Series Interest	93.36	104.18	102.71	100.98	98.37
Net Asset Value Per Class C Leveraged Series Interest	76.06	84.79	83.21	82.66	81.12
Net Asset Value Per Class D Leveraged Series Interest	92.46	102.30	100.00	NA	NA
Net Asset Value Per Class A-1 Unleveraged Series Interest	NA	NA	NA	110.60	109.99
Net Asset Value Per Class A Unleveraged Series Interest	106.39	108.38	107.43	106.87	106.46
Net Asset Value Per Class B-1 Unleveraged Series Interest	NA	NA	NA	116.55	114.37
Net Asset Value Per Class B Unleveraged Series Interest	115.15	116.13	113.97	112.24	110.57
Net Asset Value Per Class C Unleveraged Series Interest	101.32	102.23	100.00	NA	NA
Net Asset Value Per Class D Unleveraged Series Interest	101.94	102.35	100.00	NA	NA

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Summary of Critical Accounting Policies

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Other than accruals maintained in the normal course of business, neither management or the Trust prepares, maintains or updates any estimates.  Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Trust's significant accounting policies are described in detail in Note 2 of the Notes to Financial Statements.

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

Liquidity

The majority of the Trust's assets are held in liquid short term interest rate instruments. The Trust takes substantial exposure in futures markets, which require relatively small deposits, called margin, to hold the positions. As at December 31, 2006, increases in cash and cash equivalents and due from broker amounted to approximately $30 million and net cash used from operations amounted to approximately $10 million, of which $17 million represents a net loss from operations in the current year. In general, the Trust will have about 10% of its assets on deposit with brokers as margin, with the balance held in accounts with a major financial institution.

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

Although the Trust trades in futures contracts which are in general liquid, the exchanges impose daily trading limits, which act to suspend trading when a particular market or contract trades up or down to a pre-determined price level. Should this happen, and the Trust was attempting to execute trades in that situation, the Trust may not be able to accurately replicate the results of the MLM Index™. These rules have not had a material impact on the operation of the Trust to date.  The Trust generally trades only in the largest and most liquid futures contracts, and generally has available approximately 90% of its assets in the form of highly liquid money market securities.  The Trust believes that, except in extreme market conditions, all open positions can be liquidated in an efficient, orderly fashion.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements that it believes does or will be reasonably likely to have a material current or future effect on the Trust’s results of operations, financial condition, liquidity, capital expenditures or capital resources.

Market and Credit Risks

The nature of the Trust is such that it undertakes substantial market risk in following its mandate to replicate the MLM Index™. Although the Manager monitors the intraday and daily valuation of the portfolio, no extraordinary measures are taken to reduce market risk. Specifically, the Manager maintains positions required to match, as closely as possible, the return of the MLM Index™.  One could imagine certain circumstances where the Manager might be called upon to make a change to this policy, such as the closing of an exchange or some other emergency situation.  In such case, management would use its best efforts to respond to such circumstances with the interests of the investors in mind.

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

The Trust incurs various kinds of credit risk in its operations. In order to facilitate the trading of the Trust, assets must be placed with both Futures Commission Merchants and Broker/Dealers. Management of the Trust deals only with established registered firms in both capacities, and monitors their financial condition on an ongoing basis. In addition, if the Trust were to enter into over the counter transactions, additional counterparty risk would be incurred. There were no OTC transactions during 2006.

Results of Operations

For the Fiscal Year ending December 31, 2006 the Trust had assets of $245,261,022, compared with assets of $351,371,644, on December 31, 2005 and assets of $365,368,734, on December 31, 2004. Liabilities of the Trust totaled $16,036,214 in the 2006 fiscal year, compared with $7,246,749 in the 2005 fiscal year, $6,503,889 in the 2004 fiscal year. Net income (loss) from operations was $(17,574,802), compared with $5,496,933 in 2005 and $(180,574) in 2004.

The Trust’s net income is usually directly related to the performance of the MLM Index™, which the Trust is designed to replicate. For the 12 months ending December 31, 2006, MLM Index™ performance was +0.40%, lower than the +3.75% recorded in 2005, and lower than the +3.52% recorded in 2004. Trust performance may be negative in years when the MLM Index™ is positive due to the timing of subscriptions and redemptions, the fees charged, and the allocation of assets between the Unleveraged and Leveraged Series of the Trust. Since inception of the Trust, the correlation of monthly results between the Unleveraged Series of the Trust and the MLM Index™ adjusted for fees is 0.99. The correlation between the Leveraged Series of the Trust and the MLM Index™ adjusted for leverage and fees is 0.99.

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

The VAR of the Fund is calculated as follows:

1.
The manager calculates the standard deviation of the historical returns of the MLM Index™ over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years.  Those results for the period ended December 31, 2006 are .24% and 1.82%, respectively.  It is important to note that this calculation is made on the historical data of the MLM Index™.  It is not based on the actual trading of the Trust and does not include any operational risk.  The standard deviation is used to measure the dispersion of the returns of the MLM Index™.

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

3.
To ascertain a dollar loss amount for the Trust, the assets of the Trust as of December 31, 2006 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the Unleveraged MLM Index™, so Trust assets must be adjusted for the distribution of assets among the Unleveraged and Leveraged Series of the Trust, with the leveraged assets having three times the risk of the Unleveraged assets.  Based on the asset levels as of December 31, 2006, the manager estimates that the Trust could expect to lose $1,939,240 in any given day and $14,705,901 in any given month.

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

The Partnership's financial statements, together with the independent registered public accounting firm’s report thereon, appear on pages F1 through F21 hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements between the Trust and their auditors respecting matters of accounting or financial disclosure in the current year.

Item 9A.	Controls and Procedures

The President and the Chief Operating Officer of the Manager evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, which are designed to ensure that the Trust records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that, as of December 31, 2006, the Trust’s disclosure controls are effective. There have been no significant changes in the Trust’s internal control over financial reporting in the year ended December 31, 2006 that have materially affected or is reasonably likely to materially affect the Trust’s control over financial reporting.

Item 10.	Directors, Executive Officers and Corporate Governance

The Trust has no directors or officers. The Manager manages and conducts the business of the Trust.

The principals of the Manager are Roger E. Alcaly, Paul R. DeRosa, Raymond E. Ix, Jr., James A. Mehling, John R. Oberkofler, Timothy J. Rudderow and Frank L. Vannerson.

Roger E. Alcaly, age 65, became a principal and Director of the Manager when it merged with CA Partners, Inc., a company he formed with Messrs. Rudderow and Vannerson in 1990 which engaged primarily in convertible arbitrage trading. Prior to helping form CA Partners, Mr. Alcaly was active in leveraged acquisitions, merger arbitrage and value-oriented equity investing, first as a partner of Kellner DiLeo & Co. and KD Equities, each of which engaged in risk-arbitrage trading, and then at Riverside Capital, a company he formed after leaving those firms in May 1987 which engaged in risk-arbitrage trading. Before joining Kellner DiLeo, Mr. Alcaly served as Assistant Director of the Council on Wage and Price Stability and as a Senior Economist at the Federal Reserve Bank of New York, and taught Economics at Columbia University. Mr. Alcaly holds a B.A. from Amherst College and a Ph.D. in Economics from Princeton University.

Paul R. DeRosa, age 65, became a principal and Director of the Manager when it merged with CA Partners, Inc., which he joined in January 1999. Mr. DeRosa began his career in the securities industry as the money market economist in Citibank's bond trading division. He later became the bank's chief proprietary bond trader and subsequently head of Citibank's financial derivative and capital markets businesses in North America. In 1986 Mr. DeRosa joined E.F. Hutton Co. as co-head of bond trading with particular responsibility for mortgage trading and finance. In 1989 he helped to establish Eastbridge Holdings Inc., a bond and currency trading company in New York, and served as President and CEO from June 1995 to June 1998. Mr. DeRosa holds a Ph.D. in Economics from Columbia University.

Raymond E. Ix, Jr., age 43, is a Senior Vice President and a Director of the Manager. Mr. Ix joined Mount Lucas in 1992 and is responsible for institutional marketing and client service. From 1989 to 1992, Mr. Ix was employed by Little Brook Corporation of New Jersey, a commodity trading advisor, where he was involved in implementing the firm's technical trading systems. Before joining Little Brook, Mr. Ix was the Fixed Income Administrative Manager at Delaware Management Company, a company which advised institutional and individual investors. Mr. Ix received a B.S. in accounting from Saint Joseph's University in 1986.

James A. Mehling, age 57, is a Vice President and Chief Operating Officer of the Manager. Before joining Mount Lucas in June 1999, Mr. Mehling had served as President and Chief Investment Officer of Monitor Capital Advisors, a company which managed institutional stock and bond portfolios and mutual funds, beginning in 1991. Mr. Mehling started his career in financial services with Merrill Lynch in 1976 and eventually managed a trading desk for Merrill Lynch Government Securities. He is a CFA charter holder and has served as a volunteer on the CFA examination grading committee. Mr. Mehling received a B.S. in Aviation Engineering from Western Michigan University in 1970.

John R. Oberkofler, age 47, is a Vice President and Director of Trading for the Manager since 1999. From 1986 to 1999, he was employed as Senior Trader by Little Brook Corporation of New Jersey. Mr. Oberkofler received a B.S. in Finance from Seton Hall University in 1982.

Timothy J. Rudderow, age 51, is President and a Director of the Manager, which he helped to establish in 1986. Prior to the mergers that took place in October 1999, Mr. Rudderow was also a principal of Little Brook Corporation of New Jersey, which he joined in 1983 as Director of Research and Development, and of CA Partners, Inc., a company he helped form in 1990. Prior to joining Little Brook, Mr. Rudderow was employed by Commodities Corporation, a company which was a commodity trading advisor, with responsibilities for the design and management of technical trading systems. Before joining Commodities Corporation, Mr. Rudderow taught Economics at Drexel University. Mr. Rudderow received a B.A. in Mathematics from Rutgers University in 1977 and an M.B.A. in Management Analysis from Drexel University in 1979.

Frank L. Vannerson, age 68, is Chairman, a Director and a founder of the Manager. He also helped form two other companies that merged with the Manager in October 1999, Little Brook Corporation of New Jersey in 1980 and CA Partners, Inc. in 1990. In 1969, Mr. Vannerson co-founded Commodities Corporation and served that company as Senior Vice President and a member of the Management Policy Committee from 1975 to 1980. From 1984 to 1989, he was a member of Commodities Corporation's Board of Directors and a consultant to the Management Policy Committee. Before joining Commodities Corporation, Mr. Vannerson was a commodity economist with Nabisco Inc. and an economic consultant with Mathematica Inc. He holds a B.S. in Economics from Wichita State University and a Ph.D. in Economics from Princeton University where he was a member of the faculty in the Department of Economics from 1965 to 1966. He currently serves on the Advisory Council to the Princeton University Department of Economics.

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

The Trust has no directors or officers. The Manager manages and conducts the business of the Trust. As of December 31, 2006, the Manager had an investment of $1,027.94 in the Leveraged Series and an investment of $1,151.99 in the Unleveraged Series.

Item 13.	Certain Relationships and Related Transactions

The Manager manages and conducts the business of the Trust. The Manager receives management and other fees from the Trust as described in Item 1 - Fees and Expenses.

For the years ended December 31, 2006, 2005, and 2004, the Manager received from the Trust:

(1)	management fees in the amount of $3,148,863, $4,106,132, $3,924,230, respectively;
(2)	brokerage fees in the amount of $3,089,477, $4,114,687 and $402,138 for December 2004. No brokerage fees were paid to the Manager for the period January 1, 2004 to November 30, 2004;
(3)	organizational fees in the amounts of $128,695, $236,420, and $509,402, respectively.

Item 14.	Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed to the Trust by the independent registered public accounting firm, Grant Thornton LLP (“GT”), for professional services rendered in connection with the audit of the Trust’s financial statements included in this Annual Report on Form 10-K, and for review of the statements included in the Trust’s Quarterly Reports on Form 10-Q, totaled approximately $130,000 and $219,568 for the fiscal years 2006, and 2005 respectively. The aggregate fees billed to the trust by the independent public accounting firm, Ernst & Young LLP (“E&Y”), for 2006 and 2005 as to the 10-K only, amounted to $7,000 for each year.

34

Audit-Related Fees. There were no fees billed to the Trust by GT or E&Y for assurance and related services that are reasonably related to the performance of the audit and review of the Trust’s financial statements that are not already reported in the paragraph immediately above for the years 2006 and 2005 respectively.

Tax Fees. The aggregate fees billed to the Trust by Grant Thornton LLP for professional services rendered by GT for tax compliance totaled approximately $32,350 and $29,925 for the years 2006 and 2005, respectively. These services included review of the Trust’s domestic tax compliance information.  There were no other professional services for tax compliance work in 2006 or 2005.

All Other Fees. There were no fees billed to the Trust by GT for products and services other than as set forth above for the years 2006 and 2005.

Engagement of the Independent Registered Public Accounting Firm. The Manager was responsible for approving GT to audit the Trust in 2006 and 2005 and E&Y prior to such periods to perform audit or non-audit services for the Trust. The Manager considers provisions of the independence rules for both audit and non-audit services when the services of GT in 2006 and 2005 and E&Y in previous years were contracted.

35

Item 15.	Exhibits, Financial Statement Schedules

(a)
FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

MLM INDEX™ FUND

December 31, 2006 and 2005

F1

AFFIRMATION OF THE COMMODITY POOL OPERATOR

I affirm that, to the best of my knowledge and belief, the information contained in the attached financial statements of MLM Index™ Fund for the years ended December 31, 2006 and 2005 is accurate and complete.

Timothy J. Rudderow
President
Mount Lucas Management Corporation
General Partner
MLM Index™ Fund

F2

Page

Report of Independent Registered Public Accounting Firm	F4

Financial Statements

Statements of Financial Condition	F5

Condensed Schedule of Investments	F6

Statements of Operations	F8

Statements of Changes in Investors’ Interest	F9

Statements of Cash Flows	F15

Notes to Financial Statements	F16

F3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Investors of
MLM Index™ Fund

We have audited the accompanying statement of financial condition, including the condensed schedules of investments, of MLM Index™ Fund (the “Trust”) as of December 31, 2005 and 2006, and the related statements of operations, changes in investors’ interest and cash flows for the year then ended.  These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of the Trust as of and for the year ended December 31, 2004 was audited by other auditors whose report thereon dated January 31, 2005 expressed an unqualified opinion on that statement.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MLM Index™ Fund at December 31, 2005 and 2006, and the results of its operations, changes in its investors’ interest, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

New York, New York
 March 11, 2007

F4

MLM Index™ Fund

STATEMENTS OF FINANCIAL CONDITION

December 31,

ASSETS	2006	2005

Cash and cash equivalents	$233,557,725	$332,619,312
Due from broker	10,291,250	17,436,086
Interest receivable	1,410,780	1,315,230
Other assets	1,267	1,016

Total assets	$245,261,022	$351,371,644

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$15,304,888	$6,215,572
Brokerage commissions payable	188,387	315,530
Management fee payable	205,643	445,018
Accrued expenses	297,547	270,629
Subscriptions received in advance	40,000	-

Total liabilities	16,036,465	7,246,749

Investors’ interest	229,224,557	344,124,895

Total liabilities and investors’ interest	$245,261,022	$351,371,644

The accompanying notes are an integral part of these statements.

F5

MLM Index™ Fund

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2006

Description	Number of contracts	Unrealized appreciation (depreciation)	Percentage of investors’ interest

Futures
Long futures contracts
Financial	1,876	$(1,753,990)	(0.76%)
Commodity	1,533	130,935)	(0.06)
	3,409	(1,884,925)	(0.82)

Short futures contracts
Financial	673	1,088,346	0.48
Commodity	1,631	3,239,152	1.41
	2,304	4,327,498	1.89

Net unrealized gain on open contracts		$2,442,573	1.07%

The accompanying notes are an integral part of this schedule.

F6

MLM Index™ Fund

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2005

Description	Number of contracts	Unrealized appreciation (depreciation)	Percentage of investors’ interest

Futures
Long futures contracts
Financial	1,699	$1,108,076	0.32%
Commodity	2,799	7,263,034	2.11

	4,498	8,371,110	2.43
Short futures contracts
Financial	2,365	2,636,198	0.77
Commodity	2,962	(1,235,563)	(0.36)

	5,327	1,400,635	0.41

Net unrealized gain on open contracts		$9,771,745	2.84%

The accompanying notes are an integral part of this schedule.

F7

MLM Index™ Fund

STATEMENTS OF OPERATIONS

Year ended December 31,

	2006	2005	2004

Investment income
Interest	$14,168,270	$11,572,093	$4,331,899

Expenses
Brokerage commissions	3,089,477	4,114,687	4,586,994
Management fee	3,148,863	4,106,132	3,924,230
Operating expenses	1,825,940	2,232,080	2,287,004

Total expenses	8,064,280	10,452,899	10,798,228

Net investment gain (loss)	6,103,990	1,119,194	(6,466,329)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments	(16,393,552)	(7,520,356)	32,322,487
Net change in unrealized appreciation (depreciation) on Investments	(7,285,240)	11,898,155	(26,036,732)

Net realized and unrealized gain (loss) on investments	(23,678,792)	4,377,799	6,285,755

Net income (loss)	$(17,574,802)	$5,496,993	$(180,574)

The accompanying notes are an integral part of these statements.

F8

MLM Index™ Fund

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

Year ended December 31, 2006

	Leveraged series
	Class A shares	Class B Shares	Class C Shares	Class D shares	Total leveraged series

Investors’ interest at December 31, 2005	$32,127,839	$103,075,225	$8,877,426	$24,944,520	$169,025,010

Subscriptions	2,557,806	15,117,392	0	13,729,000	31,404,198
Redemptions	(15,934,206)	(39,706,471)	(6,928,895)	(16,076,715)	(78,646,287)
Transfers	136,017	(10,270,999)	0	10,513,163	378,181
Other (selling commissions)	(33,244)	(66,566)	0	0	(99,810)
Net income (loss)	(3,663,086)	(9,690,104)	(628,897)	(2,450,885)	(16,432,972)

Investors’ interest at December 31, 2006	$15,191,126	$58,458,477	$1,319,634	$30,659,083	$105,628,320

Shares at December 31, 2005	337,861	989,350	105,088	243,837	1,676,136

Subscriptions	27,694	150,835	0	140,786	319,315
Redemptions	(186,160)	(408,012)	(87,738)	(162,942)	-844,466
Transfers	1,579	(106,003)	0	109,914	5,490

Shares at December 31, 2006	180,974	626,170	17,350	331,595	1,156,475

Net asset value per share December 31, 2006	$83.94	$93.36	$76.06	$92.46

The accompanying notes are an integral part of these statements.

F9

MLM Index™ Fund

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

Year ended December 31, 2006

	Unleveraged series
	Class A shares	Class B Shares	Class C shares	Class D shares	Total Unleveraged series	Total investors’ interest ($100 par value/share)

Investors’ interest at December 31, 2005	$20,644,133	$74,731,650	$113,199	$79,610,903	$175,099,885	$344,124,895

Subscriptions	370,000	5,925,770	0	5,993,000	12,288,770	43,692,968
Redemptions	(9,405,009)	(36,071,552)	(109,804)	(16,654,576)	(62,240,941)	(140,887,228)
Transfers	(209,831)	(1,175,280)	0	1,006,930	(378,181)	0
Other (selling commissions)	(4,350)	(27,116)	0	0	(31,466)	(131,276)
Net income (loss)	(348,828)	(559,256)	(2,242)	(231,504)	(1,141,830)	(17,574,802)

Investors’ interest at December 31, 2006	$11,046,115	$42,824,216	$1,153	$69,724,753	$123,596,237	$229,224,557

Shares at December 31, 2005	190,487	643,509	1,107	777,818	1,612,921	3,289,057
Subscriptions	3,414	51,051	0	59,009	113,474	432,789
Redemptions	(88,099)	(312,529)	(1,096)	(162,712)	(564,436)	(1,408,902)
Transfers	(1,973)	(10,126)	0	9,844	(2,255)	3,235

Shares at December 31, 2006	103,829	371,905	11	683,959	1,159,704	2,316,179

Net asset value per share December 31, 2006	$106.39	$115.15	$101.32	$101.94

The accompanying notes are an integral part of these statements.

F10

MLM Index™ Fund

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

Year ended December 31, 2005

	Leveraged series
	Class A shares	Class B shares	Class C shares	Class D shares	Total leveraged series

Investors’ interest at December 31, 2004	$36,053,534	$120,716,973	$9,042,749	$20,889,960	$186,703,216

Subscriptions	5,131,430	22,555,584	-	5,601,754	33,288,768
Redemptions	(9,308,150)	(42,212,520)	(300,000)	(3,387,383)	(55,208,053)
Transfers	460,412	860,836	-	1,108,693	2,429,941
Other (selling commissions)	(76,762)	(110,816)	-	-	(187,578)
Net income (loss)	(132,625)	1,265,168	134,677	731,496	1,998,716

Investors’ interest at December 31, 2005	$32,127,839	$103,075,225	$8,877,426	$24,944,520	$169,025,010

Shares at December 31, 2004	378,833	1,175,293	108,672	208,900	1,871,697

Subscriptions	54,274	221,836	-	58,043	334,154
Redemptions	(100,140)	(416,003)	(3,584)	(34,428)	(554,154)
Transfers	4,895	8,224	-	11,321	24,440

Shares at December 31, 2005	337,861	989,350	105,088	243,837	1,676,136

Net asset value per share December 31, 2005	$95.09	$104.18	$84.49	$102.30

The accompanying notes are an integral part of these statements.

F11

MLM Index™ Fund

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (continued)

Year ended December 31, 2005

	Unleveraged series
	Class A shares	Class B Shares	Class C shares	Class D shares	Total unleveraged series	Total investors’ interest ($100 par value/share)

Investors’ interest at December 31, 2004	$25,454,828	$81,098,538	$468,278	$65,139,985	$172,161,629	$358,864,845

Subscriptions	3,015,639	22,486,856	-	12,478,000	37,980,495	71,269,263
Redemptions	(7,538,054)	(23,607,869)	(360,853)	(4,463,727)	(35,970,503)	(91,178,556)
Transfers	(410,237)	(6,591,466)	1,162	4,570,600	(2,429,941)	-
Other (selling commissions)	(48,876)	(91,196)	-	-	(140,072)	(327,650)
Net income	170,833	1,436,787	4,612	1,886,045	3,498,277	5,496,993

Investors’ interest at December 31, 2005	$20,644,133	$74,731,650	$113,199	$79,610,903	$175,099,885	$344,124,895

Shares at December 31, 2004	236,937	711,557	4,683	651,400	1,604,577	3,476,274

Subscriptions	27,744	196,741	-	125,750	350,234	684,388
Redemptions	(70,361)	(207,059)	(3,587)	(44,784)	(325,790)	(879,944)
Transfers	(3,833)	(57,730)	11	45,452	(16,100)	8,339

Shares at December 31, 2005	190,487	643,509	1,107	777,818	1,612,921	3,289,057

Net asset value per share December 31, 2005	$108.38	$116.13	$102.23	$102.35

The accompanying notes are an integral part of these statements.

F12

MLM Index™ Fund

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (continued)

Year ended December 31, 2004

	Leveraged series
	Class A-1 shares¹	Class A shares	Class B-1 shares¹	Class B shares	Class C shares	Class D shares	Total leveraged series

Investors’ interest at December 31, 2003	$112,117	$31,010,253	$1,678,368	$110,464,301	$8,933,897	$-	$152,198,936
Subscriptions	-	11,430,001	199	44,536,537	1,000,000	1,500,000	58,466,737
Redemptions	(81,397)	(6,811,011)	(503,723)	(18,543,797)	(1,000,000)	-	(26,939,928)
Transfers	(32,233)	929,768	(1,207,817)	(15,172,404)	32,233	19,389,960	3,939,507
Other (selling commissions)	-	(19,970)	-	-	-	-	(19,970)
Net income (loss)	1,513	(485,507)	32,973	(567,664)	76,619	-	(942,066)

Investors’ interest at December 31, 2004	$-	$36,053,534	$-	$120,716,973	$9,042,749	$20,889,960	$186,703,216

Shares at December 31, 2003	1,042	326,477	14,891	1,093,941	108,086	-	1,544,437

Subscriptions		112,558	2	407,051	11,975	15,000	546,586
Redemptions	(746)	(69,880)	(4,474)	(176,243)	(12,161)	-	(263,504)
Transfers	(296)	9,678	(10,419)	(149,456)	772	193,900	44,179

Shares at December 31, 2004	-	378,833	-	1,175,293	108,672	208,900	1,871,697

Net asset value per share December 31, 2004		$95.17		$102.71	$83.21	$100.00

The accompanying notes are an integral part of these statements.

¹ On December 31, 2004, Class A-1 and Class B-1 were closed by the General Partner.   Certain investors chose to reinvest in Class C and Class D shares.

F13

MLM Index™ Fund

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (continued)

Year ended December 31, 2004

	Unleveraged series
	Class A-1 shares¹	Class A shares¹	Class B-1 shares	Class B Shares	Class C shares	Class D shares	Total unleveraged series	Total investors’interest ($100 Par value/share)

Investors’ interest at December 31, 2003	$652,400	$17,751,361	$1,256,307	$105,736,154	$-	$-	$125,396,222	$277,595,158
Subscriptions	-	11,910,118	-	58,392,549	-	4,000,000	74,302,667	132,769,404
Redemptions	(190,541)	(2,480,175)	(916,155)	(20,757,733)	-	-	(24,344,604)	(51,284,533)
Transfers	(468,278)	(1,754,157)	(365,478)	(62,959,858)	468,278	61,139,985	(3,939,508)	-
Other (selling commissions)	-	(14,640)	-	-	-	-	(14,640)	(34,610)
Net income (loss)	6,419	42,321	25,326	687,426	-	-	761,492	(180,574)

Investors’ interest at December 31, 2004	$-	$25,454,828	$-	$81,098,538	$468,278	$65,139,985	$172,161,629	$358,864,845

Shares at December 31, 2003	5,899	166,108	10,779	942,036	-	-	1,124,822	2,669,259

Subscriptions	-	110,017	-	507,739	-	40,000	657,756	1,204,342

Redemptions	(1,706)	(22,992)	(7,705)	(186,183)	-	-	(218,586)	(482,090)

Transfers	(4,193)	(16,196)	(3,074)	(552,035)	4,683	6,11400	40,585	84,764

Shares at December 31, 2004	-	236,937	-	711,557	4,683	6,51400	1,604,577	3,476,274

Net asset value per share December 31, 2004		$107.43		$113.97	$100.00	$100.00

The accompanying notes are an integral part of these statements.

¹ On December 31, 2004, Class A-1 and Class B-1 were closed by the General Partner.  Certain investors chose to reinvest in Class C and Class D shares.

F14

MLM Index™ Fund

STATEMENTS OF CASH FLOWS

Year ended December 31,

	2006	2005	2004

Cash flows from operating activities
Net (loss) income from Operations	$(17,574,802)	$5,496,993	$(180,574)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities
Net change in operating assets and liabilities
Due from broker	30,823,628	(4,538,074)	3,032,020
Prepaid expenses	-	219,720	(219,720)
Interest receivable	(95,550)	(1,293,519)	11,364
Other assets	(251)	461	(1,477)
Brokerage commissions payable	(127,143)	(86,608)	98,343
Management fee payable	(239,375)	(28,440)	154,794
Accrued expenses	26,918	(372,963)	527,297
Unrealized appreciation (depreciation) on Investments	(7,285,240)	11,898,155	(26,036,732)
Net realized gain (loss) on investments	(16,393,552)	(7,520,356)	32,322,487

Net cash and cash equivalents (used in) provided by operating activities	(10,865,367)	3,775,369	9,707,802

Cash flows from financing activities
Subscriptions received, net of selling commissions	43,692,968	70,941,613	132,734,794
Subscriptions received in advance	40,000	(278,500)	278,500
Redemptions paid	(131,929,188)	(89,669,185)	(49,057,076)

Net cash and cash equivalents (used in) provided by financing activities	(88,196,220)	(19,006,072)	83,956,216

Net (decrease) increase in cash and cash equivalents	(99,061,857)	(15,230,703)	93,664,018

Cash and cash equivalents at beginning of year	332,619,312	347,850,015	254,185,997

Cash and cash equivalents at end of year	$233,557,725	$332,619,312	$347,850,015

The accompanying notes are an integral part of these statements.

F15

MLM Index™ Fund

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

Mount Lucas Management Corporation (the “Manager”) is the investment manager of the Trust and is responsible for the allocation of the Trust’s interest among a mix of trading strategies. The Manager is a registered investment advisor under the Investment Advisers Act of 1940, is registered as a commodity pool operator and a commodity-trading advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Use of Estimates

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid financial instruments with maturities of three months or less.

F16

MLM Index™ Fund

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

2. Summary of Significant Accounting Policies (continued)

Due From Brokers

The Trust’s trading activities utilize one broker located in the United States. Due from broker represents cash balances held, unrealized profit or loss on futures contracts, and amounts receivable or payable for transactions not settled at December 31, 2006.

Valuation of Trading Positions

The Trust’s trading positions are valued at market value and cash equivalents are carried at their net asset value per share including accrued interest, as applicable. All positions including the net unrealized appreciation or depreciation are included in amounts due from broker. Market value is principally based on listed market prices or broker or dealer price quotations. The resulting change in unrealized profit or loss is reflected in net change in unrealized appreciation (depreciation) on investments on the statements of operations.

Investment Transactions and Investment Income

All securities transactions are recorded on a trade-date basis. Realized gain and loss are recorded using specific identification method. Interest income is recorded using the accrual basis of accounting.

Income Taxes

Both the Unleveraged Series and the Leveraged Series are classified for Federal income tax purposes as separate partnerships. Investors in each Series will reflect their proportionate share of realized profit or loss on their separate tax returns. Accordingly, no provisions for income taxes are required for the Trust.

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

	December 31, 2006	December 31, 2005

Overnight money markets	$11,485,000	$12,663,000
Money market securities	222,260,334	317,477,170
Cash in Checking Account	(187,609)	2,479,142
Total	$233,557,725	$332,619,312

F17

MLM Index™ Fund

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

4. Investors’ Interest

The Trust is comprised of two series: the Unleveraged Series, which attempts to replicate the Index without leverage, and the Leveraged Series (collectively, the “Series”), which attempts to replicate the Index at three times leverage.  Prior to December 2004, each Series had five classes of shares: Class A, Class A-1, Class B, Class B-1 and Class C. On December 1, 2004, Class D shares were offered in each Series. On December 31, 2004, the General Partner elected to close Class A-1 and Class B-1. Class A, Class B, Class C and Class D shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager.

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

5. Margin Requirements

The Trust had margin requirements of approximately $10,230,741 and $16,316,636 at December 31, 2006 and 2005, respectively, which were satisfied by net unrealized profits and cash at the broker.

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

F18

MLM Index™ Fund

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

6. Management Fee and Other Fees and Expenses (continued)

	Unleveraged Series
	Brokerage fee	Management fee	Organizational fee	Operating expense	Selling expense	Total fees and commissions

Class A	0.85%	1.50%	0.50%	0.35%	4.00%	7.20%
Class B	0.85%	0.50%	0.50%	0.35%	N/A	2.20%
Class C	0.40%	1.00%	N/A	0.35%	4.00%	5.75%
Class D	0.40%	0.50%	N/A	0.35%	N/A	1.25%

The Trust pays 0.35% of average net assets for the Trust’s legal, accounting, auditing and other operating expenses and fees. The Trust also pays the cash manager, banking fees and State of New Jersey K-1 filing fees directly.

7. Derivative Financial Instruments

Derivatives are subject to various risks similar to non-derivative financial instruments including market, credit, liquidity and operational risk. The risks of derivatives should not be viewed in isolation but rather should be considered on an aggregate basis along with the Trust’s other trading-related activities.
The Trust purchases and sells futures in various diversified financial instruments and commodities.  The Trust records its derivative activities on a mark-to-market basis with realized and unrealized gains (losses) recognized currently in the statements of operations and in due from brokers on the statements of financial condition.

Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for the interim periods that fall within those fiscal years. Early adoption is permitted; however the Trust does not intend to adopt Statement 157 prior to the required effective date of January 1, 2008.
The Trust is evaluating the impact of Statement 157 will have on its financial statements.

The following table reflects the fair value of the Trust’s derivative financial instruments.

	Fair value at December 31
	2006		2005
	Assets	Liabilities	Assets	Liabilities

Financial futures	$(1,753,990)	$1,088,346	$1,108,076	$2,636,198
Commodity futures	(130,935)	3,239,152	7,263,034	(1,235,563)

Total	$(1,884,925)	$4,327,498	$8,371,110	$1,400,635

F19

MLM Index™ Fund

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

8. Financial Highlights

The following represents the per share operating performance ratios to average investors’ interest and other supplemental information for the year ended December 31, 2006:

	Leveraged Series				Unleveraged Series
	Class A shares	Class B shares	Class C shares	Class D shares	Class A shares	Class B shares	Class C shares	Class D shares

Per share operating performance
Net asset value per share, December 31, 2005	$95.09	$104.18	$84.79	$102.30	$108.38	$116.13	$102.23	$102.35
Income from investment operations
Net investment income (loss)	1.41	2.99	1.77	2.98	3.03	4.41	(29.74)	4.02
Net realized and unrealized gain on investment transactions	(12.56)	(13.81)	(10.50)	(12.82)	(5.02)	(5.39)	28.83	(4.43)

Total from investment operations	(11.15)	(10.82)	(8.73)	(9.84)	(1.99)	(0.98)	(0.91)	(0.41)

Net asset value per share, December 31, 2006	$83.94	$93.36	$76.06	$92.46	$106.39	$115.15	$101.32	$101.94

Total return	(11.73)%	(10.39)%	(10.29)%	(9.62)%	(1.83)%	(0.85)%	(0.90)%	(0.40)%

Ratio to average net assets
Net investment loss	1.52%	2.98%	2.18%	3.25%	2.76%	2.76%	2.82%	3.95%
Expenses	(3.44)%	(1.94)%	(2.71)%	(1.93)%	(2.15)%	(1.15)%	(1.63)%	(1.13)%

Total return is calculated as the change in the net asset value per share for the year.  The per share operating performance and ratios are computed based upon the weighted-average shares outstanding and weighted-average investors’ interest, respectively, for each class, for the year ended December 31, 2006.  An individual investor’s return may vary from the above based upon the timing of capital transactions.

F20

MLM Index™ Fund

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

8. Financial Highlights (continued)

The following represents the per share operating performance ratios to average investors’ interest and other supplemental information for the year ended December 31, 2005:

	Leveraged Series				Unleveraged Series
	Class A shares	Class B shares	Class C shares	Class D shares	Class A shares	Class B shares	Class C shares	Class D shares

Per share operating performance
Net asset value per share, December 31, 2004	$95.17	$102.71	$83.21	$100.00	$107.43	$113.97	$100.00	$100.00
Income from investment operations
Net investment loss	(0.15)	1.34	0.51	1.35	1.07	2.27	1.61	2.20
Net realized and unrealized gain on investment transactions	0.07	0.13	0.77	0.95	(0.12)	(0.11)	0.62	0.15

Total from investment operations	(0.08)	1.47	1.28	2.30	0.95	2.16	2.23	2.35

Net asset value per share, December 31, 2005	$95.09	$104.18	$84.49	$102.30	$108.38	$116.13	$102.23	$102.35

Total return	(0.08)%	1.43%	1.54%	2.30%	0.88%	1.90%	2.23%	2.35%

Ratio to average net assets
Net investment loss	(0.18)%	1.29%	0.61%	1.42%	0.96%	0.96%	1.40%	2.23%
Expenses	(3.42)%	(1.92)%	(2.66)%	(1.91)%	(2.13)%	(1.13)%	(1.63)%	(1.12)%

Total return is calculated as the change in the net asset value per share for the year.  The per share operating performance and ratios are computed based upon the weighted-average shares outstanding and weighted-average investors’ interest, respectively, for each class, for the year ended December 31, 2005.  An individual investor’s return may vary from the above based upon the timing of capital transactions.

F21

Item 15.	Exhibits, Financial Statement Schedules

(b) Exhibits

Exhibit Number	Item Description

3.1	Restated Certificate of Trust for MLM Index™ Trust, filed 1/14/98 (Filed as Exhibit 3.1 to the Registrant's Form 10-K and incorporated by reference herein.)

3.2	Amended and Restated Declaration of Trust and Trust Agreement of MLM Index™ Fund .

3.3	Amendment Nos. 1 to 6 the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index™ Fund.

14.1	Code of Ethics.

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Vice President and Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Vice President and Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MLM Index™ Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MLM INDEX™ FUND

By: Mount Lucas Management Corporation
Its: Manager

By: /s/ Timothy J. Rudderow
Timothy J. Rudderow, President

Date:  March 1, 2007

INDEX TO EXHIBITS

Exhibit Number	Item Description

3.1	Restated Certificate of Trust for MLM Index™ Trust, filed 1/14/98 (Filed as Exhibit 3.1 to the Registrant's Form 10-K and incorporated by reference herein.)

3.2	Amended and Restated Declaration of Trust and Trust Agreement of MLM Index™ Fund.

3.3	Amendment Nos. 1 to 6 of the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index™ Fund.

14.1	Code of Ethics.

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Vice President and Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Vice President and Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E1