Form 10-Q
period 2007-03-31
MLM INDEX FUND
filed 2007-05-08
CIK 1075058

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2007,

or

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

N/A

 (Former name, former address and former fiscal year, if
changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer “ in Rule 12-b-2 of the Exchange Act. (Check One):
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed y a court.
Yes ☐ No ☐

MLM Index™ Fund
Index to FORM 10Q
March 31, 2007

PART I – FINANCIAL INFORMATION

Idex

Item 1.	Financial Statements.
MLM Index™ Fund
Interim Statement of Financial Condition
As of March 31, 2007 (Unaudited) and December 31, 2006 (Audited)

	March 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$222,905,756	$233,557,725
Due from broker	(36,507,713)	10,291,250
Interest receivable	2,753,639	1,410,780
Other assets	1,267	1,267
Total assets	$189,152,949	$245,261,022

Liabilities and investors’ interest
Redemptions payable	$19,320,506	$15,304,888
Brokerage commissions payable	134,944	188,387
Management fee payable	157,541	205,643
Accrued expenses	431,856	297,547
Subscriptions received in advance	0	40,000
Total liabilities	$20,044,847	$16,036,465

Investors’ interest	169,108,102	229,224,557
Total liabilities and investors’ interest	$189,152,949	$245,261,022

See Notes to Financial Statements

Idex

MLM Index™ Fund
Interim Condensed Schedules of Investments
March 31, 2007 (Unaudited)

Security Description	Number of Contracts	Unrealized Appreciation/ (Depreciation)	Percentage of Investors' Interest

Futures
Long Futures Contracts[1]
Financial	1,222	$571,678	0.30%
Commodity	809	(1,734,753)	-0.92
	2,031	(1,163,075)	-0.62

Short Futures Contracts[1]
Financial	442	(92,410)	-0.05
Commodity	1,231	(2,193,533)	-1.16
	1,673	(2,285,943)	-1.21

Net unrealized depreciation on futures contracts		$(3,449,018)	-1.83%

December 31, 2006 (Audited)

Security Description	Number of Contracts	Unrealized Appreciation (Depreciation)	Percentage of Investors' Interest

Futures
Long Futures Contracts[1]
Financial	1,876	$(1,753,990)	(0.76%)
Commodity	1,533	(130,935)	(0.06)
	3,409	(1,884,925)	(0.82)
			.
Short Futures Contracts[1]
Financial	673	1,088,346	0.48
Commodity	1,631	3,239,152	1.41
	2,304	4,327,498	1.89

Net unrealized appreciation on futures contracts		$2,442,573	1.07%

See Notes to Financial Statements

1 All such amounts are included, net, in due from brokers on the statements of financial condition.

Idex

MLM Index™ Fund
Interim Statements of Operations

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Investment income
Interest	$3,262,336	$3,632,044

Expenses
Brokerage commissions	519,517	907,922
Management fee	540,091	910,021
Operating expenses	465,750	524,104
Total expenses	$1,525,358	$2,342,047

Net investment gain (loss)	1,736,978	1,289,997

Realized and unrealized gain (loss) on Investments
Net realized gain (loss)	(923,663)	7,304,488
Net change in unrealized appreciation on Investments	(5,864,621)	(7,344,099)
Net realized and unrealized gain (loss) on Investments	(6,788,284)	(39,611)

Net income (loss)	$(5,051,306)	$1,250,386

See Notes to Financial Statements

Idex

MLM Index™ Fund
Unaudited Interim Statement of Changes in Investors’ Interest
For the three months ended March 31, 2007

Leveraged Series						Unleveraged Series
	Class A	Class B	Class C	Class D	Total	Class A	Class B	Class C	Class D	Total	Total
	Shares	Shares	Shares	Shares	Leveraged	Shares	Shares	Shares	Shares	Unleveraged	Investors’
					Series					Series	Interest
Investors’ interest at December 31, 2006	15,191,126	58,458,477	1,319,634	30,659,083	105,628,320	11,046,115	42,824,216	1,153	69,724,753	123,596,237	229,224,557
Subscriptions	280,291	754,262	0	1,320,000	2,354,553	489,505	1,353,338	0	325,000	2,167,843	4,522,651
Redemptions	(2,689,991)	(28,377,892)	0	(13,084,338)	(44,152,221)	(1,030,865)	(12,989,236)	0	(1,415,478)	(15,435,579)	(59,587,800)
Transfers	0	(45,246)	0	0	(45,246)	0	45,246	0	0	45,246	0
Net loss	(778,606)	(2,148,315)	(64,691)	(1,452,468)	(4,444,080)	(88,580)	(200,227)	(7)	(318,410)	(607,224)	(5,051,306)
Investors’ interest at March 31, 2007	12,002,820	28,641,286	1,254,943	17,442,277	59,341,326	10,416,175	31,033,337	1,146	68,315,865	109,766,523	169,108,102

Shares at December 31, 2006	180,974	626,170	17,350	331,595	1,156,089	103,829	371,905	11	683,959	1,159,704	2,315,793
Subscriptions	3,391	8,353	0	14,899	26,643	4,613	11,804	0	3,198	19,615	46,258
Redemptions	(33,396)	(311,320)	0	(148,495)	(493,211)	(9,732)	(113,061)	0	(13,947)	(136,740)	-629,951
Transfers	0	(521)	0	0	(521)	0	396	0	0	396	(125)
Shares at March 31, 2007	150,969	322,682	17,350	197,999	689,000	98,710	271,044	11	673,210	1,042,975	1,731,975
Net asset value per share:
March 31, 2007	$79.50	$88.76	$72.33	$88.09		$105.52	$114.50	$100.73	$101.48

See Notes to Financial Statements

Idex

MLM Index™ Fund
Unaudited Interim Statement of Changes in Investors’ Interest
For the three months ended March 31, 2006

	Leveraged Series					Unleveraged Series
	Class A	Class B	Class C	Class D	Total	Class A	Class B	Class C	Class D	Total	Total
	Shares	Shares	Shares	Shares	Leveraged	Shares	Shares	Shares	Shares	Unleveraged	Investors’
					Series					Series	Interest
Investors’ interest at December 31, 2005	$32,127,839	$103,075,225	$8,877,426	$24,944,520	$169,025,010	$20,644,133	$74,731,650	$113,199	$79,610,903	$175,099,885	$344,124,895
Subscriptions	1,483,134	6,715,080		1,650,000	9,848,214	112,925	2,292,720		1,159,000	3,564,645	13,412,859
Redemptions	(1,736,748)	(9,847,408)	(2,752,137)	(11,056,678)	(25,392,971)	(2,012,982)	(14,936,311)		(10,145,595)	(27,094,888)	(52,487,859)
Transfers		(30,137)			(30,137)		(976,793)		1,006,930	30,137	0
Net loss	(41,525)	240,782	19,859	(83,438)	135,678	83,369	441,596	756	588,987	1,114,708	1,250,386
Investors’ interest at March 31, 2006	$31,832,700	$100,153,542	$6,145,148	$15,454,404	$153,585,794	$18,827,445	$61,552,862	$113,955	$72,220,225	$152,714,487	$306,300,281

Shares at December 31, 2005	337,861	989,350	104,702	243,837	1,675,750	190,487	643,509	1,107	777,818	1,612,921	3,288,671
Subscriptions	15,718	64,542	-	16,197	96,457	1,039	19,708		11,235	31,982	128,439
Redemptions	(18,380)	(94,934)	(32,420)	(109,653)	(255,387)	(18,544)	(128,349)	-	(98,844)	(245,737)	(501,124)
Transfers	-	-			-		(8,424)	-	9,844	1,420	1,420
Shares at March 31, 2006	335,199	958,958	72,282	150,381	1,516,820	172,982	526,444	1,107	700,053	1,400,586	2,917,406
Net asset value per share:	$94.97	$104.44	$85.02	$102.77		$108.84	$116.92	$102.92	$103.16

See Notes to Financial Statements

Idex

MLM Index™ Fund
Unaudited Interim Statement of Cash Flows

	For the three months ended March 31
	2007	2006

Cash flows from operating activities
Net income (loss)	$(5,051,306)	$1,250,386
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Unrealized appreciation (depreciation) on investments	5,864,621	(7,344,099)
Net realized gain on investments	923,663	7,304,488
Net change in operating assets and liabilities:
Due from broker	46,798,963	3,502,451
Interest receivable	(1,342,859)	181,227
Other assets	-	-
Brokerage commissions payable	(53,443)	(28,453)
Management fee payable	(48,102)	62,309
Accrued expenses	134,309	126,004
Net cash and cash equivalents provided by operating activities	47,225,846	5,054,313

Cash flows from financing activities
Subscriptions received, net of selling commissions	4,482,651	13,412,859
Redemptions paid	(62,360,466)	(49,703,590)
Net cash and cash equivalents used in financing activities	(57,877,815)	(36,290,731)

Net decrease in cash and cash equivalents	(10,651,969)	(31,236,418)
Cash and cash equivalents at beginning of period	233,557,725	332,619,312
Cash and cash equivalents at end of period	$222,905,756	$301,382,894

See Notes to Financial Statements

Idex

MLM Index Fund
Notes to Unaudited Interim Financial Statements
March 31, 2007

1. Organization.

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

2. Summary of Significant Accounting Policies.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.  These  financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Due from Brokers

The Trust utilizes one broker, located in the United States, for its trading activities.  Due from broker represents cash balances held, unrealized profit or loss on futures contracts, and amounts receivable or payable for transactions not settled at March 31, 2007 and December 31, 2006.

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

Idex

MLM Index Fund
Notes to Unaudited Interim Financial Statements (continued)
March 31, 2007

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

3. Cash and Cash Equivalents.

The Trust’s cash and cash equivalents consisted of approximately:

	March 31, 2007	December 31, 2006

Overnight money markets	$14,888,000	$11,485,000
Money market securities	207,888,699	222,260,334
Cash in Checking Account	129,057	(187,609)
Total	$222,905,756	$233,557,725

4. Investors’ Interest.

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

Idex

MLM Index Fund
Notes to Unaudited Interim Financial Statements (continued)
March 31, 2007

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

As of March 31, 2007, the Manager of the Trust had contributed $1,000 to each Series of the Trust.

5. Margin Requirements.

The Trust had margin requirements of approximately $5,311,947 and $10,230,741 at March 31, 2007 and December 31, 2006, respectively, which were satisfied by net unrealized profits and cash at the broker.

6. Management Fee and Other Fees and Expenses.

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

Idex

MLM Index Fund
Notes to Unaudited Interim Financial Statements (continued)
March 31, 2007

7. Derivative Financial Instruments.

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

The following table reflects the fair value of the Trust’s derivative financial instruments:

	Fair Value at
	March 31, 2007		December 31, 2006
	Assets	Liabilities	Assets	Liabilities
Financial Futures	$571,678	$(92,410)	$(1,753,990)	$1,088,346
Commodity Futures	(1,734,753)	(2,193,533)	(130,935)	3,239,152
Total	$(1,163,075)	$(2,285,943)	$(1,884,925)	$4,327,498

Idex

MLM Index Fund
Notes to Unaudited Interim Financial Statements (continued)
March 31, 2007

8.  Financial Highlights.

The following represents the per share operating performance and ratios to average investors’ interest and other supplemental information for the three months ended March 31, 2007:

	Leveraged Series				Unleveraged Series

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2006	83.94	93.36	76.06	92.46	106.39	115.15	101.32	101.94
Income from investment operations:
Net investment income (loss)	0.36	0.75	0.47	0.74	1.23	1.62	1.30	1.44
Net realized and unrealized loss on investment transactions	(4.80)	(5.35)	(4.20)	(5.11)	(2.10)	(2.28)	(1.89)	(1.90)
Total from investment operations	(4.44)	(4.60)	(3.73)	(4.37)	(0.87)	(0.66)	(0.59)	(0.46)
Net asset value per share at March 31, 2007	79.50	88.76	72.33	88.09	105.52	114.49	100.73	101.48

Total Return	-5.28%	-4.93%	-4.90%	-4.72%	-0.81%	-0.57%	-0.58%	-0.46%

Ratio to Average Investor’s Interest:
Net investment income (loss)	0.50%	1.17%	0.64%	1.19%	1.20%	1.20%	1.29%	1.43%
Expenses	-1.04%	-0.75%	-0.73%	-0.77%	-0.57%	-0.35%	-0.43%	-0.31%

Total return is calculated as the change in the net asset value per share for the three months ended March 31, 2007.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average investors’ interest, respectively, for each class, for the three months ended March 31, 2007.

Idex

MLM Index Fund
Notes to Unaudited Interim Financial Statements (continued)
March 31, 2007

8.  Financial Highlights (continued)

The following represents the per share operating performance and ratios to average investors’ interest and other supplemental information for the three months ended March 31, 2006:

	Leveraged Series				Unleveraged Series

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2005	$95.09	$104.18	$84.79	$102.30	$108.38	$116.13	$102.23	$102.35
Income from investment operations:
Net investment income (loss)	0.26	0.67	0.30	0.50	0.66	0.96	0.78	0.86
Net realized and unrealized loss On investment transactions	(0.38)	(0.41)	(0.07)	(0.04)	(0.20)	(0.17)	(0.10)	(0.05)
Total from investment operations	(0.12)	0.26	0.23	0.46	0.46	0.79	0.68	0.81
Net asset value per share at March 31, 2006	$94.97	$104.44	$85.02	$102.76	$108.84	$116.92	$102.91	$103.16

Total Return:	-0.13%	-0.13%	0.27%	0.46%	0.43%	0.43%	0.67%	0.79%

Ratio to Average Investors’ Interest:
Net investment income (loss)	0.27%	0.64%	0.40%	0.67%	0.64%	0.64%	0.76%	0.85%
Expenses	-0.86%	-0.49%	-0.75%	-0.62%	-0.57%	-0.32%	-0.41%	-0.29%

Total return is calculated as the change in the net asset value per share for the three months ended March 31, 2006.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average investors’ interest, respectively, for each class, for the three months ended March 31, 2006.

Idex

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Mount Lucas Management Corporation (the “Manager”), a Delaware corporation, acts as the manager and trading advisor of the Trust. The Manager was formed in 1986 to act as an investment manager. As of March 31, 2007, the Manager had approximately $1.2 billion of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

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

Idex

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

Idex

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

The Trust incurs various kinds of credit risk in its operations. In order to facilitate the trading of the Trust, assets must be placed with both Futures Commission Merchants and Broker/Dealers. Management of the Trust deals only with established registered firms in both capacities, and monitors their financial condition on an ongoing basis. In addition, if the Trust were to enter into over-the-counter (“OTC”) transactions, additional counterparty risk would be incurred. There were no OTC transactions for the three months ending March 31, 2007.

Idex

Results of Operations

At March 31, 2007, the Trust had assets of $189,152,949 and liabilities of $20,044,847 compared with assets of $245,261,022 and liabilities of $16,036,465 at December 31, 2006. Changes in the net assets of the Trust are the result of subscriptions and redemptions to the Trust, and the net income (loss) from operations, including the results from futures trading, interest income, and fees and expenses. For the three-month period ending March 31, 2007, subscriptions to the Trust totaled $4,522,651 and redemptions totaled $59,587,800. During the three-month period ending March 31, 2007, the Trust had a net loss of $5,051,306 compared with a net gain of $1,250,386 for the same period in 2006. Some expenses of the Trust are based on a percentage of net assets, and therefore increase or decrease as the net assets of the Trust increase or decrease.

The Trust’s net income is directly related to the performance of the MLM Index™, which the Trust is designed to replicate. For the three months ended March 31, 2007, MLM Index™ performance was -0.44%, lower than the +1.14% recorded in the same period ended March 31, 2006. The Trust’s performance may be negative in years when the MLM Index™ is positive due to the timing of subscriptions and redemptions, the fees charged, and the allocation of assets between the Unleveraged and Leveraged Series of the Trust. Since inception of the Trust, the correlation of monthly results between the Unleveraged Series of the Trust and the MLM Index™ adjusted for fees is 0.99. The correlation between the Leveraged Series of the Trust and the MLM Index™ adjusted for leverage and fees is 0.99.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

The VAR of the Fund is calculated as follows:

1.
The Manager calculates the standard deviation of the historical returns of the MLM Index™ over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years.  Those results for the period ended March 31, 2007 are 0.23% and 1.83% respectively.  It is important to note that this calculation is made on the historical data of the MLM Index™.  It is not based on the actual trading of the Trust and does not include any operational risk.  The standard deviation is used to measure the dispersion of the returns of the MLM Index™.

Idex

2.
For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability.  VAR does not estimate the possibility of some total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  For daily returns, this estimate is a loss of 0.82%.  For monthly returns the estimate is loss of 6.45%.

3.
To ascertain a dollar loss amount for the Trust, the assets of the Trust as of March 31, 2007 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the Unleveraged MLM Index™, so Trust assets must be adjusted for the distribution of assets among the Unleveraged and Leveraged Series of the Trust, with the leveraged assets having three times the risk of the Unleveraged assets.  Based on the asset levels as of March 31, 2007, the Manager estimates that the Trust could expect to lose $1,560,523 in any given day and $12,191,220 in any given month.

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

The President and the Chief Operating Officer of the Manager evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures.  These controls and procedures are designed to ensure that the Trust records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Based upon this evaluation, they concluded that, as of March 31, 2007, the Trust’s disclosure controls are effective. There have been no significant changes in the Trust’s internal control over financial reporting in the quarter ended March 31, 2007 that has materially affected or is reasonably likely to materially affect the Trust’s internal control over financial reporting.

Idex

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Manager is not aware of any proceedings threatened or pending against the Trust and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.

Item 1a.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Leveraged Series				Unleveraged Series

	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
Jan-07 Subscriptions $	251,734	231,823	0	10,000	432,055	159,611	0	50,000
Subscriptions Units	3,042	2,515	0	110	4,068	1,388	0	491
# of Purchasers	6	56	0	1	3	52	0	1
Unit Price	82.73	92.13	75.07	91.31	106.12	114.96	101.15	101.81

Feb-07 Subscriptions $	28,557	154,200	0	260,000	57,705	375,911	0	125,000
Subscriptions Units	349	1,689	0	2,870	545	3,273	0	1,229
# of Purchasers	2	2	0	3	3	9	0	2
Unit Price	81.90	91.32	74.41	90.57	105.95	114.87	101.06	101.77

Mar-07 Subscriptions $	0	368,239	0	1,050,000	0	817,816	0	150,000
Subscriptions Units	0	4,149	0	11,919	0	7,143	0	1,478
# of Purchasers	0	9	0	3	0	25	0	3
Unit Price	79.50	88.76	72.33	88.09	105.52	114.50	100.73	101.48

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Idex

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By:   Mount Lucas Management Corporation
Its:  Manager

By:  /s/ Timothy J. Rudderow
Timothy J. Rudderow, President

Date: May 1, 2007