Form 10-Q
period 2007-06-30
MLM INDEX FUND
filed 2007-08-14
CIK 1075058

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2007,

or

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
Yes  ☐                     No  ☐

MLM Index™ Fund
Index to FORM 10Q
June 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

MLM Index™ Fund
Interim Statement of Financial Condition
As of June 30, 2007 (Unaudited) and December 31, 2006 (Audited)

	June 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$153,707,018	$233,557,725
Due from broker	7,060,045	10,291,250
Interest receivable	1,113,960	1,410,780
Other assets	1,267	1,267
Total assets	$161,882,290	$245,261,022

Liabilities and investors’ interest
Redemptions payable	$4,551,681	$15,304,888
Brokerage commissions payable	98,160	188,387
Management fee payable	122,260	205,643
Accrued expenses	89,373	297,547
Subscriptions received in advance	-	40,000
Total liabilities	$4,861,474	$16,036,465

Investors’ interest	$157,020,816	229,224,557
Total liabilities and investors’ interest	$161,882,290	$245,261,022

See Notes to Unaudited Interim Financial Statements

MLM Index™ Fund
Interim Condensed Schedules of Investments
June 30, 2007 (Unaudited)

Security Description	Number of Contracts	Unrealized Appreciation/(Depreciation)	Percentage of Investors' Interest

Futures
Long Futures Contracts[1]
Financial	473	$1,391,336	0.89%
Commodity	1,067	(854,538)	(0.54)
	1,540	$536,798	0.35

Short Futures Contracts[1]
Financial	756	$900,450	0.57
Commodity	712	787,606	0.50
	1,468	$1,688,056	1.07

Net unrealized appreciation on
futures contracts		$2,224,854	1.42%

December 31, 2006 (Audited)

Security Description	Number of Contracts	Unrealized Appreciation Depreciation)	Percentage of Investors Interest

Futures
Long Futures Contracts[1]
Financial	1,876	$(1,753,990)	(0.76%)
Commodity	1,533	(130,935)	(0.06)
	3,409	(1,884,925)	(0.82)
			.
Short Futures Contracts[1]
Financial	673	1,088,346	0.48
Commodity	1,631	3,239,152	1.41
	2,304	4,327,498	1.89

Net unrealized appreciation on
futures contracts		$2,442,573	1.07%

See Notes to Unaudited Interim Financial Statements

1 All such amounts are included, net, in due from brokers on the statements of financial condition.

MLM Index™ Fund
Unaudited Interim Statements of Operations

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Investment income
Interest	$1,857,791	$3,576,435	$5,120,128	$7,208,479

Expenses
Brokerage commissions	359,524	847,407	879,041	1,755,330
Management fee	385,249	850,250	925,340	1,760,271
Operating expenses	360,512	494,263	757,587	1,018,367
Total expenses	1,105,285	2,191,920	2,561,968	4,533,968

Net investment gain	752,506	1,384,515	2,558,160	2,674,511

Realized and unrealized gain (loss) on
investments
Net realized gain (loss)	(5,544,009)	(15,400,106)	(6,467,672)	(8,095,618)
Net change in unrealized appreciation
(depreciation) on investments	5,644,941	286,694	(288,356)	(7,057,405)
Net realized and unrealized gain (loss) on	100,932	(15,113,412)	(6,756,028)	(15,153,023)
investments

Net income (loss)	$853,438	$(13,728,897)	$(4,197,868)	$(12,478,512)

See Notes to Unaudited Interim Financial Statements

MLM Index™ Fund
Unaudited Interim Statement of Changes in Investors’ Interest
For the six months ended June 30, 2007

	Leveraged Series					Unleveraged Series
	Class A	Class B	Class C	Class D	Total	Class A	Class B	Class C	Class D	Total	Total
	Shares	Shares	Shares	Shares	Leveraged	Shares	Shares	Shares	Shares	Unleveraged	Investors’
					Series					Series	Interest

Investors’ interest at December 31, 2006	$15,191,126	$58,458,477	$1,319,634	$30,659,083	$105,628,320	$11,046,115	$42,824,216	$1,153	$69,724,753	$123,596,237	$229,224,557
Subscriptions	307,157	916,133	0	1,420,000	2,643,290	489,505	1,847,154	0	375,000	2,711,659	5,354,949
Redemptions	(4,871,093)	(33,250,040)	(586,794)	(15,587,933)	(54,295,860)	(1,561,865)	(16,027,619)	0	(1,475,478)	(19,064,962)	(73,360,822)
Transfers	0	(80,404)	0	0	(80,404)	0	80,404	0	0	80,404	0
Net gain (loss)	(758,400)	(1,995,727)	(56,864)	(1,322,627)	(4,133,618)	(68,583)	(64,480)	(2)	68,815	(64,250)	(4,197,868)
Investors’ interest at June 30, 2007	$9,868,790	$24,048,439	$675,976	$15,168,523	$49,761,728	$9,905,172	$28,659,675	$1,151	$68,693,090	$107,259,088	$157,020,816

Shares at December 31, 2006	180,974	626,170	17,350	331,595		103,829	371,905	11	683,959
Subscriptions	3,730	10,172	0	16,034		4,613	16,105	0	3,687
Redemptions	(60,852)	(366,101)	(8,066)	(176,828)		(14,765)	(139,531)	0	(14,537)
Transfers	0	(915)	0	0		0	702	0	0
Shares at June 30, 2007	123,852	269,326	9,284	170,801		93,677	249,181	11	673,109
Net asset value per share:
June 30, 2007	$79.68	$89.29	$72.78	$88.81		$105.74	$115.01	$101.18	$102.05

See Notes to Unaudited Interim Financial Statements

MLM Index™ Fund
Unaudited Interim Statement of Changes in Investors’ Interest
For the six months ended June 30, 2006

	Leveraged Series					Unleveraged Series
	Class A	Class B	Class C	Class D	Total	Class A	Class B	Class C	Class D	Total	Total
	Shares	Shares	Shares	Shares	Leveraged	Shares	Shares	Shares	Shares	Unleveraged	Investors’
					Series					Series	Interest

Investors’ interest at December 31, 2005	$32,127,837	$103,075,223	$8,877,426	$24,944,521	$169,025,007	$20,644,133	$74,731,647	$113,198	$79,610,904	$175,099,882	$344,124,889
Subscriptions	1,889,787	11,342,420	0	10,104,000	23,336,207	186,550	4,768,642	0	2,369,000	7,324,192	30,660,399
Redemptions	(3,700,665)	(23,259,245)	(2,752,137)	(13,478,456)	(43,190,503)	(4,421,905)	(25,460,389)	0	(11,409,470)	(41,291,764)	(84,482,267)
Transfers	23,614	(10,298,327)	0	10,513,163	238,450	(97,428)	(1,147,952)	0	1,006,930	(238,450)	0
Net loss	(2,373,275)	(6,802,700)	(416,634)	(1,431,485)	(11,024,094)	(273,803)	(590,711)	(1,246)	(588,656)	(1,454,416)	(12,478,512)
Investors’ interest at June 30, 2006	$27,967,298	$74,057,371	$5,708,655	$30,651,743	$138,385,067	$16,037,547	$52,301,237	$111,952	$70,988,708	$139,439,444	$277,824,509

Shares at December 31, 2005	337,861	989,350	104,702	243,837		190,487	643,509	1,107	777,818
Subscriptions	20,416	110,901	0	101,469		1,718	41,140	0	23,132
Redemptions	(39,973)	(230,420)	(32,420)	(134,758)		(40,954)	(219,500)	0	(111,249)
Transfers	0	(106,296)	0	109,914		(908)	(9,886)	0	9,844
Shares at June 30, 2006	318,304	763,535	72,282	320,462		150,343	455,263	1,107	699,545
Net asset value per share:
June 30, 2006	$87.86	$96.99	$78.98	$95.65		$106.67	$114.88	$101.11	$101.48

See Notes to Unaudited Interim Financial Statements

MLM Index™ Fund
Unaudited Interim Statement of Cash Flows

	For the six months ended June 30
	2007	2006

Cash flows from operating activities
Net loss	$(4,197,868)	$(12,478,512)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Unrealized (depreciation) on investments	(288,356)	(7,057,405)
Net realized loss on investments	(6,467,672)	(8,095,618)
Net change in operating assets and liabilities:
Due from broker	3,231,205	20,237,013
Prepaid Expenses	-	149,256
Interest receivable	296,820	288,053
Brokerage commissions payable	(90,227)	(44,236)
Management fee payable	(83,383)	139,594
Accrued expenses	(208,174)	(416,761)
Net cash and cash equivalents used in operating activities	(7,807,655)	(7,278,616)

Cash flows from financing activities
Subscriptions received, net of selling commissions	5,354,949	30,660,399
Net redemptions	(77,398,001)	(77,911,188)
Net cash and cash equivalents used in financing activities	(72,043,052)	(47,250,789)

Net decrease in cash and cash equivalents	(79,850,707)	(54,529,405)
Cash and cash equivalents at beginning of period	233,557,725	332,619,312
Cash and cash equivalents at end of period	$153,707,018	$278,089,907

See Notes to Unaudited Interim Financial Statements

MLM Index Fund
        Notes to Unaudited Interim Financial Statements
June 30, 2007

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

2. Summary of Significant Accounting Policies.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.  These  financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Due from Brokers

The Trust utilizes one broker, located in the United States, for its trading activities.  Due from broker represents cash balances held, unrealized profit or loss on futures contracts, and amounts receivable or payable for transactions not settled at June 30, 2007 and December 31, 2006.

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

MLM Index Fund
Notes to Unaudited Interim Financial Statements
June 30, 2007

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

3.  Cash and Cash Equivalents.

The Trust’s cash and cash equivalents consisted of:

	June 30, 2007	December 31, 2006

Overnight money markets	$4,030,000	$11,485,000
Money market securities	149,707,254	222,260,334
Cash in Checking Account	(30,236)	(187,609)
Total	$153,707,018	$233,557,725

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

MLM Index Fund
        Notes to Unaudited Interim Financial Statements
June 30, 2007

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

As of June 30, 2007, the Manager of the Trust had contributed $1,000 to each Series of the Trust.

5. Margin Requirements.

The Trust had margin requirements of $4,716,382 and $10,230,741 at June 30, 2007 and December 31, 2006, respectively, which were satisfied by net unrealized profits and cash at the broker.

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

MLM Index Fund
        Notes to Unaudited Interim Financial Statements
June 30, 2007
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

The following table reflects the fair value of the Trust’s derivative financial instruments:

	Fair Value at
	June 30, 2007		December 31, 2006
	Assets	Liabilities	Assets	Liabilities
Financial Futures	$1,391,336	$900,450	$(1,753,990)	$1,088,346
Commodity Futures	(854,538)	787,606	(130,935)	3,239,152
Total	$536,798	$1,688,056	$(1,884,925)	$4,327,498

MLM Index Fund
        Notes to Unaudited Interim Financial Statements
June 30, 2007

8.  Financial Highlights.

 The following represents the per share operating performance and ratios to average investors’ interest and other supplemental information for the six months ended June 30, 2007:

	Leveraged Series				Unleveraged Series

	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2006	$83.94	$93.36	$76.06	$92.46	$106.39	$115.15	$101.32	$101.94
Income (loss) from investment operations:
Net investment income	0.71	1.48	0.93	1.46	1.67	2.39	1.85	2.12
Net realized and unrealized loss on investment transactions	(4.97)	(5.54)	(4.20)	(5.12)	(2.32)	(2.52)	(1.99)	(2.00)
Total from investment operations	(4.26)	(4.06)	(3.27)	(3.66)	(0.65)	(0.13)	(0.14)	0.12
Net asset value per share at June 30, 2007	$79.68	$89.30	$72.79	$88.80	$105.74	$115.02	$101.18	$102.06

Total Return	-5.07%	-4.36%	-4.31%	-3.95%	-0.61%	-0.12%	-0.14%	0.11%

Ratio to Average Investor’s Interest:
Net investment income	1.00%	1.99%	1.64%	1.98%	1.64%	1.64%	1.83%	2.09%
Expenses	-2.13%	-1.37%	-2.00%	-1.37%	-1.14%	-0.65%	-0.85%	-0.60%

Total return is calculated as the change in the net asset value per share for the six months ended June 30, 2007.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and weighted average investors’ interest, respectively, for each class, for the six months ended June 30, 2007.

MLM Index Fund
        Notes to Unaudited Interim Financial Statements
June 30, 2007

8.  Financial Highlights (continued)

The following represents the per share operating performance and ratios to average investors’ interest and other supplemental information for the six months ended June 30, 2006:

	Leveraged Series				Unleveraged Series

	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2005	$95.09	$104.18	$84.79	$102.30	$108.38	$116.13	$102.23	$102.35
Income (loss) from investment operations:
Net investment income	0.57	1.40	0.73	1.31	1.31	1.95	1.59	1.79
Net realized and unrealized loss on investment transactions	(7.80)	(8.59)	(6.54)	(7.96)	(3.01)	(3.20)	(2.71)	(2.67)
Total from investment operations	(7.23)	(7.19)	(5.81)	(6.65)	(1.70)	(1.25)	(1.12)	(0.88)
Net asset value per share at June 30, 2006	$87.86	$96.99	$78.98	$95.65	$106.68	$114.88	$101.11	$101.47

Total Return:	-7.60%	-6.90%	-6.85%	-6.50%	-1.57%	-1.08%	-1.10%	-0.85%

Ratio to Average Investors’ Interest:
Net investment income	0.60%	1.35%	0.88%	1.34%	1.21%	1.21%	1.55%	1.75%
Expenses	-1.72%	-0.97%	-1.36%	-0.98%	-1.08%	-0.58%	-0.82%	-0.57%

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

Mount Lucas Management Corporation (the “Manager”), a Delaware corporation, acts as the manager and trading advisor of the Trust. The Manager was formed in 1986 to act as an investment manager. As of June 30, 2007, the Manager had approximately $1.1 billion of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

The Trust and the Manager maintain their principal business office at 47 Hulfish Street, Suite 510, Princeton, New Jersey 08542 and their telephone number is (609) 924-8868.

The purpose of the Trust is to replicate the results of the MLM Index™, an index designed to measure the risk premium available to futures traders. Designed as such, the results of the Trust depend on two factors, the results of the MLM Index™ itself, and the Manager's ability to replicate that Index. It is important to note that the Manager also calculates the results of the MLM Index™. Thus, their role is twofold - to calculate the results of the MLM Index™, and to replicate the results of the MLM Index™ for the Trust. Any changes made to the composition of the MLM Index™ by the MLM Index™ Committee of the Manager will affect the trading of the Trust, since the object of the Trust is to replicate the MLM Index™ as published.

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

The Trust incurs various kinds of credit risk in its operations. In order to facilitate the trading of the Trust, assets must be placed with both Futures Commission Merchants and Broker/Dealers. Management of the Trust deals only with established registered firms in both capacities, and monitors their financial condition on an ongoing basis. In addition, if the Trust were to enter into over-the-counter (“OTC”) transactions, additional counterparty risk would be incurred. There were no OTC transactions for the six months ending June 30, 2007.

Results of Operations

At June 30, 2007, the Trust had assets of $161,882,290 and liabilities of $4,861,474 compared with assets of $245,261,022 and liabilities of $16,036,465 at December 31, 2006. Changes in the net assets of the Trust are the result of subscriptions and redemptions to the Trust, and the net income (loss) from operations, including the results from futures trading, interest income, and fees and expenses. For the six-month period ending June 30, 2007, subscriptions to the Trust totaled $5,354,949 and redemptions totaled $73,360,822. During the six-month period ending June 30, 2007, the Trust had a net loss of $4,197,868 compared with a net loss of $12,478,512 for the same period in 2006. Some expenses of the Trust are based on a percentage of net assets, and therefore increase or decrease as the net assets of the Trust increase or decrease.

The Trust’s net income is directly related to the performance of the MLM Index™, which the Trust is designed to replicate. For the six months ended June 30, 2007, MLM Index™ performance was 0.87%, higher than the -0.33% recorded in the same period ended June 30, 2006. The Trust’s performance may be negative in years when the MLM Index™ is positive due to the timing of subscriptions and redemptions, the fees charged, and the allocation of assets between the Unleveraged and Leveraged Series of the Trust. Since inception of the Trust, the correlation of monthly results between the Unleveraged Series of the Trust and the MLM Index™ adjusted for fees is 0.99. The correlation between the Leveraged Series of the Trust and the MLM Index™ adjusted for leverage and fees is 0.99.

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

The VAR of the Trust is calculated as follows:

1.
The Manager calculates the standard deviation of the historical returns of the MLM Index™ over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years.  Those results for the period ended June 30, 2007 are 0.20% and 1.73% respectively.  It is important to note that this calculation is made on the historical data of the MLM Index™.  It is not based on the actual trading of the Trust and does not include any operational risk.  The standard deviation is used to measure the dispersion of the returns of the MLM Index™.

2.
For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability.  VAR does not estimate the possibility of a total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  For daily returns, this estimate is a loss of 0.71%.  For monthly returns the estimate is loss of 6.10%.

3.
To ascertain a dollar loss amount for the Trust, the assets of the Trust as of June 30, 2007 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the Unleveraged MLM Index™, so Trust assets must be adjusted for the distribution of assets among the Unleveraged and Leveraged Series of the Trust, with the leveraged assets having three times the risk of the Unleveraged assets.  Based on the asset levels as of June 30, 2007, the Manager estimates that the Trust could expect to lose approximately $1.8 million in any given day and $15.6 million in any given month.

The estimate above, though reasonable, should not be taken as an assurance that losses in the Trust could not be greater than these amounts.  This is simply a quantitative estimate based on the historical performance of the MLM Index™.  A loss that occurs with a small probability may be substantially greater than the loss indicated above.  Also, market conditions could change dramatically from the conditions that prevailed over the period used to calculate the estimate, thereby affecting the realized volatility of the market.  Furthermore, other factors could affect trading, such as the inability to execute orders in a particular market due to operational or regulatory restrictions that may alter the pattern of the Trust’s returns.  Specifically, the Manager advises other funds in addition to the Trust.  In certain markets there is a limit to the size of a position that one entity can control (speculative limits).  Since positions cannot exceed speculative limits, the Manager may have to allocate positions across accounts and funds, resulting in a less than complete replication of the MLM Index™.  As outlined in the offering for the Trust, it  is best to remember that all the assets invested are at a risk of loss.

Since the calculation of the VAR does not look at the specific instrument risks, but rather the results of the MLM Index™ as a whole, risks related to actual execution are not included in the calculation. For example, counter-party risks from OTC transactions are not factored into the calculation.

Additional market risk may be attributed to the actual execution of the orders for the Trust. The Trust executes the majority of its orders on the last day of each month. As assets of the Trust grow, large orders may be placed in periods of reduced liquidity. Such orders may move the markets in which they are executed, adversely affecting the performance of the Trust. The Manager makes every effort to execute all orders efficiently, but general levels of liquidity are beyond the control of management. In certain circumstances, markets may move to the daily trading limits imposed by the exchanges, and the Trust may be unable to execute the necessary orders to replicate the MLM Index™, causing a divergence of performance between the Trust and the MLM Index™, known as “slippage”.

Item 4.    Controls and Procedures.

The President and the Chief Operating Officer of the Manager evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures.  These controls and procedures are designed to ensure that the Trust records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Based upon this evaluation, they concluded that, as of June 30, 2007, the Trust’s disclosure controls are effective. There have been no significant changes in the Trust’s internal control over financial reporting in the quarter ended June 30, 2007 that has materially affected or is reasonably likely to materially affect the Trust’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The Manager is not aware of any proceedings threatened or pending against the Trust and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.

Item 1a.          Risk Factors.

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

	Leveraged Series				Unleveraged Series

	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
Apr-07 Subscriptions $	$19,900	$82,783	$0	$100,000	$0	$90,555	$0	$0
Subscriptions Units	251	933	0	1,135	0	792	0	0
# of Purchasers	2	5	0	1	0	7	0	0
Unit Price	$79.38	$88.73	$72.31	$88.13	$105.28	$114.33	$100.58	$101.37

May-07 Subscriptions $	$0	$0	$0	$0	$0	$114,425	$0	$0
Subscriptions Units	0	0	0	0	0	998	0	0
# of Purchasers	0	0	0	0	0	156	0	0
Unit Price	$79.50	$88.97	$72.52	$88.43	$105.48	$114.64	$100.85	$101.68

Jun-07 Subscriptions $	$6,965	$79,089	$0	$0	$0	$288,835	$0	$50,000
Subscriptions Units	87	886	0	0	0	2,511	0	490
# of Purchasers	1	4	0	0	0	14	0	1
Unit Price	$79.68	$89.29	472.78	$88.81	$105.74	$115.02	$101.18	$102.05

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

Date: August 14, 2007