Form 10-Q
period 2007-09-30
MLM INDEX FUND
filed 2007-11-08
CIK 1075058

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed  by a court.
Yes ☐	No ☐

MLM Index™ Fund
Index to FORM 10Q
September 30, 2007

Item 1.	Financial Statements.

MLM Index™ Fund
Interim Statement of Financial Condition
As of September 30, 2007 (Unaudited) and December 31, 2006 (Audited)

	September 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$124,293,128	$233,557,725
Due from broker	12,575,087	10,291,250
Interest receivable	393,215	1,410,780
Other assets	1,267	1,267
Total assets	$137,262,697	$245,261,022

Liabilities and investors’ interest
Redemptions payable	$2,389,360	$15,304,888
Brokerage commissions payable	80,516	188,387
Management fee payable	97,519	205,643
Accrued expenses	276,861	297,547
Subscriptions received in advance	38,150	40,000
Total liabilities	2,882,406	16,036,465

Investors’ interest	134,380,291	229,224,557
Total liabilities and investors’ interest	$137,262,697	$245,261,022

See Notes to Unaudited Interim Financial Statements

MLM Index™ Fund
Interim Condensed Schedules of Investments
September 30, 2007 (Unaudited)

		Unrealized	Percentage of
	Number of	Appreciation/	Investors'
Security Description	Contracts	(Depreciation)	Interest

Futures
Long Futures Contracts[1]
Financial	894	$2,327,927	1.73%
Commodity	634	4,292,321	3.19
	1,528	6,620,248	4.92

Short Futures Contracts[1]
Financial	278	31,197	0.02
Commodity	791	(356,238)	(0.27)
	1,069	(325,041)	(0.25)

Net unrealized appreciation on futures contracts		$6,295,207	4.67%

December 31, 2006 (Audited)

		Unrealized	Percentage of
	Number of	Appreciation	Investors'
Security Description	Contracts	(Depreciation)	Interest

Futures
Long Futures Contracts[1]
Financial	1,876	$(1,753,990)	(0.76%)
Commodity	1,533	(130,935)	(0.06)
	3,409	(1,884,925)	(0.82)
			.
Short Futures Contracts[1]
Financial	673	1,088,346	0.48
Commodity	1,631	3,239,152	1.41
	2,304	4,327,498	1.89

Net unrealized appreciation on futures contracts		$2,442,573	1.07%

See Notes to Unaudited Interim Financial Statements

1 All such amounts are net and includedin “due from broker” on the Statements of Financial Condition.

MLM Index™ Fund
Unaudited Interim Statements of Operations

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Investment income
Interest	$1,894,085	$3,638,722	$7,014,213	$10,847,201

Expenses
Brokerage commissions	305,025	709,007	1,184,066	2,464,337
Management fee	327,192	742,958	1,252,532	2,503,229
Operating expenses	326,239	449,996	1,083,826	1,468,362
Total expenses	958,456	1,901,961	3,520,424	6,435,928

Net investment gain	935,629	1,736,761	3,493,789	4,411,273

Realized and unrealized gain (loss) on investments
Net realized loss	(6,200,258)	(8,920,308)	(12,667,930)	(17,015,926)

Net change in unrealized appreciation (depreciation) on investments	4,192,187	2,079,341	3,903,833	(4,978,064)

Net realized and unrealized loss on investments	(2,008,071)	(6,840,967)	(8,764,097)	(21,993,990)

Net loss	$(1,072,442)	$(5,104,206)	$(5,270,308)	$(17,582,717)

See Notes to Unaudited Interim Financial Statements

MLM Index™ Fund
Unaudited Interim Statement of Changes in Investors’ Interest
For the nine months ended September 30, 2007

	Leveraged Series					Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Total Investors’ Interest
Investors’ interest at December 31, 2006	$15,191,126	$58,458,477	$1,319,634	$30,659,083	$105,628,320	$11,046,115	$42,824,216	$1,153	$69,724,753	$123,596,237	$229,224,557
Subscriptions	307,157	1,156,900	0	1,420,000	2,884,057	489,505	2,118,901	0	425,000	3,033,406	5,917,463
Redemptions	(7,176,160)	(39,255,097)	(587,049)	(15,587,933)	(62,606,239)	(4,542,352)	(20,336,000)	0	(8,006,830)	(32,885,182)	(95,491,421)
Transfers	0	(101,341)	0	0	(101,341)	(698,080)	799,421	0	0	101,341	0
Net gain (loss)	(1,016,780)	(2,703,725)	(70,059)	(1,590,729)	(5,381,293)	(91,306)	(33,870)	0	236,161	110,985	(5,270,308)
Investors’ interest at September 30, 2007	$7,305,343	$17,555,214	$662,526	$14,900,421	$40,423,504	$6,203,882	$25,372,668	$1,153	$62,379,084	$93,956,787	$134,380,291

Shares at December 31, 2006	180,974	626,170	17,350	331,595		103,829	371,905	11	683,959
Subscriptions	3,730	12,934	0	16,034		4,613	18,470	0	4,181
Redemptions	(90,819)	(437,368)	(8,066)	(176,828)		(43,114)	(177,090)	0	(78,616)
Transfers	0	(1,163)	0	0		(6,607)	6,946	0	0
Shares at September 30, 2007	93,885	200,573	9,284	170,801		58,721	220,231	11	609,524
Net asset value per share:
September 30, 2007	$77.81	$87.53	$71.36	$87.24		$105.65	$115.21	$101.33	$102.34

See Notes to Unaudited Interim Financial Statements

MLM Index™ Fund
Unaudited Interim Statement of Changes in Investors’ Interest
For the nine months ended September 30, 2006

	Leveraged Series					Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Total Investors’ Interest
Investors’ interest at December 31, 2005	$32,127,839	$103,075,225	$8,877,426	$24,944,520	$169,025,010	$20,644,133	$74,731,650	$113,199	$79,610,903	$175,099,885	$344,124,895
Subscriptions	2,413,132	14,027,449	-	11,875,000	28,315,581	211,425	5,418,603	-	4,244,000	9,874,028	38,189,609
Redemptions	(10,522,572)	(32,301,364)	(3,252,137)	(14,858,273)	(60,934,346)	(7,664,482)	(29,969,337)	(109,804)	(11,469,220)	(49,212,843)	(110,147,189)
Transfers	179,653	(10,274,129)	-	10,513,163	418,687	(253,467)	(1,172,150)	-	1,006,930	(418,687)	-
Net loss	(3,407,373)	(9,271,592)	(606,477)	(2,377,929)	(15,663,371)	(382,751)	(789,622)	(2,249)	(744,724)	(1,919,346)	(17,582,717)
Investors’ interest at September 30, 2006	$20,790,679	$65,255,589	$5,018,812	$30,096,481	$121,161,561	$12,554,858	$48,219,144	$1,146	$72,647,889	$133,423,037	$254,584,598

Shares at December 31, 2005	337,861	989,350	105,088	243,837		190,487	643,509	1,107	777,818
Subscriptions	26,338	139,618	-	120,667		1,953	46,838	-	41,762
Redemptions	(120,715)	(327,262)	(39,011)	(149,758)		(71,652)	(259,056)	(1,096)	(111,844)
Transfers	2,110	(106,037)	(386)	109,914		(2,387)	(10,099)	-	9,844
Shares at September 30, 2006	245,594	695,669	65,691	324,660		118,401	421,192	11	717,580
Net asset value per share:
September 30, 2006	$84.65	$93.80	$76.40	$92.70		$106.04	$114.48	$100.74	$101.24

See Notes to Unaudited Interim Financial Statements

MLM Index™ Fund
Unaudited Interim Statement of Cash Flows
September 30, 2007

	For the nine months ended September 30
	2007	2006

Cash flows from operating activities
Net loss	$(5,270,308)	$(17,582,717)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Unrealized appreciation (depreciation) on investments	3,903,833	(4,978,064)
Net realized loss on investments	(12,667,930)	(17,015,926)
Net change in operating assets and liabilities:
Due from broker	(2,283,837)	27,321,292
Prepaid Expenses	-	219,720
Interest receivable	1,017,565	361,943
Brokerage commissions payable	(107,871)	(90,753)
Management fee payable	(108,124)	171,913
Accrued expenses	(22,536)	(359,588)
Net cash and cash equivalents used in operating activities	(15,539,208)	(11,952,180)

Cash flows from financing activities
Subscriptions received, net of selling commissions	5,917,463	38,142,973
Net redemptions	(99,642,852)	(108,398,248)
Net cash and cash equivalents used in financing activities	(93,725,389)	(70,255,275)

Net decrease in cash and cash equivalents	(109,264,597)	(82,207,455)
Cash and cash equivalents at beginning of period	233,557,725	332,619,312
Cash and cash equivalents at end of period	$124,293,128	$250,411,857

See Notes to Unaudited Interim Financial Statements

MLM Index™ Fund
Notes to Unaudited Interim Financial Statements
September 30, 2007

1. Organization

MLM Index™ Fund (the “Trust”) was formed under the Business Trust Statute of the State of Delaware as a business trust in December 1997 and commenced operations on January 4, 1999.  The Trust was organized for the primary purpose of seeking capital appreciation through the speculative trading of a diversified portfolio of futures contracts traded on U.S. exchanges using the MLM Index™ Trading Program, which is based upon the MLM Index™ (the “Index”).  The Index is a benchmark of the hypothetical returns available to a futures investor.  The Index is comprised of a diverse portfolio of futures markets, including both financial and commodity markets.

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

Use of Estimates

Generally accepted accounting principles require that management make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid financial instruments with maturities of three months or less.

Due from Brokers

The Trust utilizes one broker, located in the United States, for its trading activities.  Due from broker represents cash balances held, unrealized profit or loss on futures contracts, and amounts receivable or payable for transactions not settled at September 30, 2007 and December 31, 2006, respectively.

MLM Index™ Fund
Notes to Unaudited Interim Financial Statements
September 30, 2007

2. Summary of Significant Accounting Policies (continued)

Valuation of Trading Positions

The Trust’s trading positions are valued at market value for the periods indicated.  Market value is principally based on closing prices and/or broker or dealer price quotations.  Cash equivalents are carried at amortized cost which approximates fair value.  All positions, including the net unrealized appreciation or depreciation, are included in amounts due from broker.  The resulting change in unrealized profit or loss is reflected in net change in “Unrealized Appreciation/ (Depreciation)” on the Statements of Operations.

Investment Transactions and Investment Income

All investment transactions are recorded on a trade date basis.  Realized gain and loss is recorded on the specific identification method. Interest income is recorded using the accrual basis of accounting.

Income Taxes

The Unleveraged Series and the Leveraged Series each will be classified for federal income tax purposes as separate partnerships.  Investors in each Series will reflect their proportionate share of realized profit or loss on their separate tax returns.  Accordingly, no provisions for income taxes are required or made for the Trust.

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

	September 30, 2007	December 31, 2006

Overnight money markets	$17,207,000	$11,485,000
Money market securities	107,053,227	222,260,334
Cash in Checking Account	32,901	(187,609)
Total	$124,293,128	$233,557,725

4. Investors’ Interest

The Trust is comprised of two series: the Unleveraged Series, which attempts to replicate the Index without leverage, and the Leveraged Series (collectively, the “Series”), which attempts to replicate the Index at three times leverage.  Each Series consists of Class A, Class B, Class C and Class D shares and are sold by authorized selling agents appointed by Mount Lucas Management Corporation (“the Manager”) to accredited investors at a price equal to each Class’ net asset value at the time of admission.  Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days written notice to the Manager.  Subscriptions are accepted as of the first day of any calendar month.

MLM Index™ Fund
Notes to Unaudited Interim Financial Statements
September 30, 2007

4. Investors’ Interest (continued)

The Manager allocates profits and losses among the investors of a Series based on the relative balance in each investor’s capital account as of the beginning of each month.

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

The Class A and Class C shares of the Unleveraged and Leveraged Series are subject to a sales commission of up to 4% of the subscription amount, payable to the selling agent from the investor’s investment in either or both series.  The amount of the sales commission will be determined by the selling agent.  The Class B and Class D shares of the Unleveraged and Leveraged Series are not subject to a sales commission.

As of September 30, 2007, the Manager of the Trust had contributed $1,000 to each Series of the Trust.

5. Margin Requirements

The Trust had margin requirements of $4,973,081 and $10,230,741 at September 30, 2007 and December 31, 2006, respectively, which were satisfied by net unrealized profits and cash held at the broker.

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

MLM Index™ Fund
Notes to Unaudited Interim Financial Statements
September 30, 2007

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

7. Derivative Financial Instruments

Derivatives are subject to various risks similar to non-derivative financial instruments including market, credit, liquidity and operational risks.  The risk of derivatives should not be viewed in isolation but rather should be considered on an aggregate basis along with the Trust’s other trading related activities.

The Trust purchases and sells futures in financial instruments and commodities.  The Trust records its derivative activities on a mark-to-market basis with “realized and unrealized gains (losses)” recognized currently in the Statements of Operations and in “due from brokers” on the Statements of Financial Condition.

The following table reflects the fair value of the Trust’s derivative financial instruments:

	Fair Value at
	September 30, 2007		December 31, 2006
	Assets	Liabilities	Assets	Liabilities
Financial Futures	$2,327,927	$31,197	$(1,753,990)	$1,088,346
Commodity Futures	4,292,321	(356,238)	(130,935)	3,239,152
Total	$6,620,248	$(325,041)	$(1,884,925)	$4,327,498

MLM Index™ Fund
Notes to Unaudited Interim Financial Statements
September 30, 2007

8. Financial Highlights

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the nine months ended September 30, 2007:

	Leveraged Series				Unleveraged Series

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares
Per share operating performance:
Net asset value per share at December 31, 2006	$83.94	$93.36	$76.06	$92.46	$106.39	$115.15	$101.32	$101.94
Income (loss) from investment operations:
Net investment income	0.88	1.99	1.21	1.97	2.49	3.57	2.76	3.17
Net realized and unrealized loss on investment transactions	(7.01)	(7.82)	(5.91)	(7.19)	(3.23)	(3.51)	(2.75)	(2.77)
Total from investment operations	(6.13)	(5.83)	(4.70)	(5.22)	(0.74)	0.06	0.01	0.40
Net asset value per share at September 30, 2007	$77.81	$87.53	$71.36	$87.24	$105.65	$115.21	$101.33	$102.34

Total Return	(7.30)%	(6.26)%	(6.18)%	(5.65)%	(0.69)%	0.05%	0.01%	0.39%

Ratio to Average Investor’s Interest:
Net investment income	1.27%	2.59%	1.93%	2.45%	2.62%	2.62%	2.74%	3.19%
Expenses	(3.25)%	(2.02)%	(2.64)%	(1.94)%	(1.79)%	(0.92)%	(1.25)%	(0.89)%

Total return is calculated as the change in the net asset value per share for the nine months ended September 30, 2007.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the nine months ended September 30, 2007.

MLM Index™ Fund
Notes to Unaudited Interim Financial Statements
September 30, 2007
8. Financial Highlights (continued)

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the nine months ended September 30, 2006:

	Leveraged Series				Unleveraged Series

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2005	$95.09	$104.18	$84.49	$102.30	$108.38	$116.13	$102.23	$102.35
Income (loss) from investment operations:
Net investment income	0.97	2.17	1.24	2.17	2.13	3.16	(30.73)	2.92
Net realized and unrealized loss on investment transactions	(11.41)	(12.55)	(9.33)	(11.77)	(4.47)	(4.81)	29.24	(4.03)
Total from investment operations	(10.44)	(10.38)	(8.09)	(9.60)	(2.34)	(1.65)	(1.49)	(1.11)
Net asset value per share at September 30, 2006	$84.65	$93.80	$76.40	$92.70	$106.04	$114.48	$100.74	$101.24

Total Return:	(10.98)%	(9.96)%	(9.58)%	(9.38)%	(2.16)%	(1.42)%	(1.46)%	(1.08)%

Ratio to Average Investors’ Interest:
Net investment income	1.00%	1.93%	1.42%	2.72%	1.81%	1.81%	1.87%	2.84%
Expenses	(2.45)%	(1.32)%	(1.93)%	(1.70)%	(1.50)%	(0.81)%	(1.08)%	(0.86)%

Total return is calculated as the change in the net asset value per share for the nine months ended September 30, 2006.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the nine months ended September 30, 2006.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Trust is a business trust organized under the laws of Delaware.  The Trust engages primarily in the speculative trading of a diversified portfolio of futures contracts using the MLM Index™ Trading Program (the “Trading Program”).  Generally speaking, futures contracts are standardized contracts made on or through a commodity exchange and provide for future delivery of commodities such as precious metals, foreign currencies or financial instruments.  Certain contracts can be settled only on a cash basis such as stock index futures contracts and Eurodollar futures contracts .  The Trust's objective is the appreciation of its assets through speculative trading.  The Trust began trading on January 4, 1999.

Mount Lucas Management Corporation (the “Manager”), a Delaware corporation, acts as the manager and trading advisor of the Trust.  The Manager was formed in 1986 to act as an investment manager.  As of September 30, 2007, the Manager had approximately $1.1 billion of assets under advisement.  The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA").  The Manager does and may in the future operate other investment vehicles.

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

Results of the MLM Index™

The MLM Index™ is calculated from the prices of 22 generally liquid futures contracts.  These markets are traded on domestic and foreign exchanges.  For each market, the MLM Index™ generally uses the price of 4 different delivery months each year.  For example, in the Japanese Yen futures market, the MLM Index™ uses the March, June, September and December delivery months.  On the day before trading day, the MLM Index™ determines whether to hold a long or short position in each constituent contract based on the calculation methodology of the MLM Index™.  Once established, that position is held for the subsequent period, at which time it is re-evaluated.  The monthly results of each constituent market are then used to calculate the MLM Index™ return. The objective of the Trust is to replicate this monthly return.

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

The Trust records all investments at market value in its financial statements, with changes in market value reported as a component of “realized and unrealized gain (loss)” on investments in the Statements of Operations. Generally, market values are based on market prices; however, in certain circumstances, significant judgments and estimates by the Manager are involved in determining fair value in the absence of an active market closing price.

Financial Condition

To replicate the results of the MLM Index™, the Trust must effect trades on domestic or foreign futures exchanges.  From the beginning of operations until October 2005, the Trust used Refco, LLC (“Refco”) as its futures commission merchant.  In October 2005 the Trust moved all of its brokerage accounts to Citigroup Global Markets (“CGM”).  The Manager deposits a percentage of the assets of the Trust in two separate accounts at CGM, one for the Unleveraged Series and one for the Leveraged Series.  The amount deposited is determined by the margin requirement established by the exchanges to hold the positions in the Trust.  The margin requirements vary, but are generally about 2% of assets for the Unleveraged Series and 6% of assets for the Leveraged Series.

The balance of the assets of the Trust is held in two separate custodial accounts at State Street Bank (the “Bank”).  The Trust has contracted with Credit Suisse Asset Management (CSAM) to manage the money in these accounts so as to maximize the interest income which accrues to the Trust, while maintaining strict credit controls as determined by the Commodities Exchange Act.  When CGM requires additional assets to maintain the positions for the Trust, the Bank makes a wire transfer to CGM.  If CGM has surplus assets in the accounts, CGM makes a wire transfer to the accounts at the Bank.

The Trust owns no capital assets and does not borrow money.  Since the objective of the Trust is to replicate the results of the MLM Index™, its entire asset base participates in the speculative trading of futures contracts.  As such, all assets of the Trust are at risk.  The level of assets will be determined by the results of the Trust, the effect of capital additions and the redemption of Trust interests.  These variables are impossible to predict with any certainty.

Liquidity

The majority of the Trust's assets are held in liquid short term interest rate instruments.  The Trust takes substantial exposure in futures markets, which require relatively small deposits, called margin, to hold the positions. In general, the Trust will have the minimum amount on deposit with brokers as margin, with the balance held in custodial accounts with the Bank.

Upon 10 days written notice to the Manager, a holder of interests in the Trust may liquidate their holding at the end of any month at the net asset value of the interests at that month end.  While the Manager will generally honor all requests for redemption if presented in proper form, the Manager may temporarily suspend any redemption if the effect of such redemption, either alone or in conjunction with other redemptions, would impair the relevant Series' ability to operate.  Further, the right to obtain redemption is contingent upon the relevant Series having assets sufficient to discharge its liabilities on the date of redemption.  For example, under certain circumstances, the Manager may find it advisable to establish a reserve for contingent liabilities.  In such event, the amount receivable by a redeeming holder of interests will be reduced by his proportionate share of the reserve.  There is no secondary market for interests in the Trust, and none is anticipated to develop.  There are restrictions on transfer of interests contained within the Trust Agreement.

Although the Trust trades in futures contracts which are in general liquid, the exchanges impose daily trading limits, which act to suspend trading when a particular market or contract trades up or down to a pre-determined price level.  Should this happen, and the Trust was attempting to execute trades in that situation, the Trust may not be able to accurately replicate the results of the MLM Index™.  These rules have not had a material impact on the operation of the Trust to date but future impact is impossible to predict.

Market and Credit Risks

The nature of the Trust is such that it undertakes substantial market risk in following its mandate to replicate the MLM Index™.  Although the Manager monitors the intraday and daily valuation of the portfolio, no extraordinary measures are taken to reduce market risk.  Specifically, the Manager maintains positions required to match, as closely as possible, the return of the MLM Index.  There could be certain circumstances where the Manager might be called upon to make a change to this policy, such as the closing of an exchange or some other emergency situation.  In such case, the Manager would use its best efforts to respond to such circumstances with the interests of the investors in mind.

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

The Trust incurs various kinds of credit risk in its operations.  In order to facilitate the trading of the Trust, assets must be placed with both Futures Commission Merchants and Broker/Dealers.  Management of the Trust deals only with established registered firms in both capacities, and monitors their financial condition on an ongoing basis. In addition, if the Trust were to enter into over-the-counter (“OTC”) transactions, additional counterparty risk would be incurred.  There were no OTC transactions for the nine months ending September 30, 2007.

Results of Operations

At September 30, 2007, the Trust had assets of $137,262,697 and liabilities of $2,882,406 compared with assets of $245,261,022 and liabilities of $16,036,465 at December 31, 2006.  Changes in the net assets of the Trust are the result of subscriptions and redemptions to the Trust, and the net income (loss) from operations, including the results from futures trading, interest income, and fees and expenses.  For the nine-month period ended September 30, 2007, subscriptions to the Trust totaled $5,917,463 and redemptions totaled $95,491,421.  During the nine-month period ended September 30, 2007, the Trust had a net loss of $5,270,308 compared with a net loss of $17,582,717 for the same period in 2006.  Some expenses of the Trust are based on a percentage of net assets, and therefore increase or decrease as the net assets of the Trust increase or decrease.

The Trust’s net income is directly related to the performance of the MLM Index™, which the Trust is designed to replicate.  For the nine months ended September 30, 2007, MLM Index™ performance was a positive 1.34%.  Performance was a negative (0.38%) recorded in the same period ended September 30, 2006.  The Trust’s performance may be negative in years when the MLM Index™ is positive due to the timing of subscriptions and redemptions, the fees charged and/or the allocation of assets between the Unleveraged and Leveraged Series of the Trust.  Since inception of the Trust, the correlation of monthly results between the Unleveraged Series of the Trust and the MLM Index™ adjusted for fees is 0.99.  The correlation between the Leveraged Series of the Trust and the MLM Index™ adjusted for leverage and fees is 0.99.

The components of the return of the MLM Index™ are the capital gains earned from the changes in futures market prices and the interest income earned on cash balances less expenses incurred.  The mechanics and rules of futures markets allow the Trust to earn interest on approximately 100% of the assets in the Trust.  The interest income takes two forms:  that paid directly from the Trust's futures broker on margin deposits held by it, and excess cash.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The following is a discussion of the quantification of market risk for the Trust.  Such calculations are often referred to as Value-at-Risk (“VAR”).  The method used here may or may not differ from other methods used for VAR calculations by other firms.  There is no one generally accepted method of VAR calculation and this method may not be comparable to methods used by others.

The market risk, or VAR of the Trust, is directly related to the composition of the MLM Index™.  Each month, the position of the MLM Index™ can be either long or short based on a 252 business day moving average rule.  Since positions can be offset inside of sectors (one contract long in a particular commodity and one contract short in a related commodity), specific sector risk is less relevant than the historical risk of the MLM Index™ as a whole.  Since the object of the Trust is to replicate the MLM Index™, it is reasonable to use the historic values of that Index to estimate market risk.

The VAR of the Trust is calculated as follows:

1.
The Manager calculates the standard deviation of the historical returns of the MLM Index™ over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years.  Those results for the period ended September 30, 2007 are 0.21% and 1.80% respectively.  It is important to note that this calculation is made on the historical data of the MLM Index™.  It is not based on the actual trading of the Trust and, accordingly, does not include any operational risk.  The standard deviation is used to measure the dispersion of the returns of the MLM Index™ over time.

2.
For the purposes of VAR, an attempt is made to estimate the size of a loss that may occur with some small probability.  VAR does not estimate the possibility of a total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  Using this methodology, for daily returns, this estimate is a loss of 0.74%.  For monthly returns, the estimate is loss of 6.35%.

3.
To ascertain a dollar loss amount for the Trust, the assets of the Trust as of September 30, 2007 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the Unleveraged MLM Index™, so Trust assets must be adjusted for the distribution of assets among the Unleveraged and Leveraged Series of the Trust, with the leveraged assets having three times the risk of the Unleveraged assets.  Based on the asset levels as of September 30, 2007, the Manager estimates that the Trust could expect to lose approximately $1.6 million in any given day and $13.7 million in any given month.

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

Since the calculation of the VAR does not look at the specific instrument risks, but rather the results of the MLM Index™ as a whole, risks related to actual execution are not included in the calculation.  For example, counter-party risks from OTC transactions are not and cannot be factored into the calculation.

Additional market risk may be attributed to the actual execution of the orders for the Trust.  The Trust executes the majority of its orders on the last day of each month.  As assets of the Trust grow, large orders may be placed in periods of reduced liquidity.  Such orders may move the markets in which they are executed, adversely affecting the performance of the Trust.  The Manager makes every effort to execute all orders efficiently, but general levels of liquidity are beyond its control.  In certain circumstances, markets may move to the daily trading limits imposed by the exchanges, and the Trust may be unable to execute the necessary orders to replicate the MLM Index™, causing a divergence of performance between the Trust and the MLM Index™, known as “slippage”.

Item 4.	Controls and Procedures.

The President and the Chief Operating Officer of the Manager evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures.  These controls and procedures are designed to ensure that the Trust records, processes, and summaries of information required to be disclosed in the reports submitted to the Securities and Exchange Commission is done in a timely and effective manner.  Based upon this evaluation, they concluded that, as of September 30, 2007, the Trust’s disclosure controls are effective.  There have been no significant changes in the Trust’s internal control over financial reporting in the quarter ended September 30, 2007 that has materially affected or is reasonably likely to materially affect the Trust’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Manager is not aware of any proceedings threatened or pending against the Trust and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.

Item 1a.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Leveraged Series				Unleveraged Series

	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
Jul-07 Subscriptions $	$0	$64,204	$0	$0	$0	$85,845	$0	$25,000
Subscriptions Units	0	728	0	0	0	747	0	245
# of Purchasers	0	3	0	0	0	4	0	1
Unit Price	$78.59	$88.18	$71.88	$87.77	$105.56	$114.92	$101.08	$102.00

Aug-07 Subscriptions $	$0	$29,129	$0	$0	$0	$23,721	$0	$25,000
Subscriptions Units	0	2	0	0	0	210	0	249
# of Purchasers	0	349	0	0	0	2	0	1
Unit Price	$74.24	$83.41	$68.00	$83.08	$103.81	$113.11	$99.49	$100.44

Sep-07 Subscriptions $	$0	$147,434	$0	$0	$0	$162,182	$0	$0
Subscriptions Units	0	1,684	0	0	0	1,408	0	0
# of Purchasers	0	6	0	0	0	6	0	0
Unit Price	$77.81	$87.53	$71.36	$87.24	$105.65	$115.21	$101.33	$102.34

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certificationof President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By:	Mount Lucas Management Corporation
Its:	Manager

By:	/s/ Timothy J. Rudderow
Timothy J. Rudderow, President

Date: November 5, 2007