Form 10-K/A
period 2006-12-31
MLM INDEX FUND
filed 2008-01-25
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

Amendment No. 1

(MarkOne)
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
Suite510
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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

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

Documents Incorporated by Reference: None

Explanatory Note

Mount Lucas Management Corporation is filing this Amendment No.1 to our Form 10-K for the fiscal year ended December 31, 2006, for the purpose of including the signature of Timothy Rudderow, President, on the Affirmation of the Commodity Pool Operator document and the report of the predecessor accounting firm, Ernst & Young, for the year ended December 31, 2004.  This amendment further corrects certain language omissions made in the certifications contained in Exhibits 31.1 and 31.2.  Except for the forgoing amended information, this Amendment No. 1 on Form 10-K/A speaks as of the original filing date of the Form 10-K and reflects only the changes referenced above.

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

Commodity Futures Trading Commission (the "CFTC"). The CFTC is an independent governmental agency which administers the CE Act and is authorized to promulgate rules thereunder. A function of the CFTC is to implement the objectives of the CE Act in preventing price manipulation and excessive speculation and promoting orderly and efficient commodity futures markets. The CFTC has adopted regulations covering, among other things:

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

National Futures Association (the "NFA"). Substantially all commodity pool operators, commodity trading advisors, futures commission merchants, introducing brokers and their associated persons are members or associated members of the NFA. The NFA's principal regulatory operations include:

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
Between MLM Index™ and the MLM Index Fund

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

Item 9A.         Controls and Procedures

The President and the Chief Operating Officer of the Manager evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, which are designed to ensure that the Trust records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation and the reassessment of controls for the filing of the amended 10-K, they concluded that, as of December 31, 2006, the Trust’s disclosure controls are effective. There have been no significant changes in the Trust’s internal control over financial reporting in the year ended December 31, 2006 that have materially affected or is reasonably likely to materially affect the Trust’s control over financial reporting.

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

Audit-Related Fees. There were no fees billed to the Trust by GT for assurance and related services that are reasonably related to the performance of the audit and review of the Trust’s financial statements that are not already reported in the paragraph immediately above for the years 2006 and 2005 respectively.

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
ACCOUNTING FIRMS

MLM INDEX™ FUND

December 31, 2006 and 2005

F1

AFFIRMATION OF THE COMMODITY POOL OPERATOR

I affirm that, to the best of my knowledge and belief, the information contained in the attached financial statements of MLM Index™ Fund for the years ended December 31, 2006 and 2005 is accurate and complete.

/s/ Timothy J. Rudderow
Timothy J. Rudderow
President
Mount Lucas Management Corporation
General Partner
MLM IndexTM Fund

F2

Page

Reports of Independent Registered Public Accounting Firms	F4

Financial Statements

Statements of Financial Condition	F5

Condensed Schedules of Investments	F6

Statements of Operations	F8

Statements of Changes in Investors’ Interest	F9

Statements of Cash Flows	F15

Notes to Financial Statements	F16

F3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Investors of
MLM Index™ Fund

We have audited the accompanying statements of financial condition, including the condensed schedule of investments of MLM Index™ Fund (the “Trust”) as of December 31, 2005 and 2006, and the related statements of operations, changes in investors’ interest and cash flows for the years then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MLM Index™ Fund at December 31, 2005 and 2006, and the results of its operations, changes in its investors’ interest, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
New York, New York
March 11, 2007

F4

● Ernst & Young LLP 5 Times Square New York, NY 10036-6530	● Phone: (212) 773-3000 www.ey.com

Report of Independent Registered Public Accounting Firm

To the Investors of
MLM Index Fund

We have audited the accompanying statements of operations, changes in investors’ interest and cash flows of MLM Index™ Fund (the “Fund”) for the year ended December 31, 2004. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above fairly, in all material respects, the results of MLM Index™ Fund’s operations, changes in its investors’ interest, and its cash flows for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

January 31, 2005

A Member Practice of Ernst & Young Global

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

F5

MLM Index™ Fund

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2006

Description	Number of contracts	Unrealized appreciation (depreciation)	Percentage of investors’ interest

Futures
Long futures contracts
Financial	1,876	$(1,753,990)	(0.76%)
Commodity	1,533	(130,935)	(0.06)
	3,409	(1,884,925)	(0.82)

Short futures contracts
Financial	673	1,088,346	0.48
Commodity	1,631	3,239,152	1.41
	2,304	4,327,498	1.89

Net unrealized gain on open contracts		$2,442,573	1.07%

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

F7

MLM Index™ Fund

STATEMENTS OF OPERATIONS

Year ended December 31,

	2006		2005	2004

Investment income
Interest		$14,168,270	$11,572,093		$4,331,899

Expenses
Brokerage commissions		3,089,477	4,114,687		4,586,994
Management fee		3,148,863	4,106,132		3,924,230
Operating expenses		1,825,940	2,232,080		2,287,004

Total expenses		8,064,280	10,452,899		10,798,228

Net investment gain (loss)		6,103,990	1,119,194		(6,466,329)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments		(16,393,552)	(7,520,356)		32,322,487
Net change in unrealized appreciation (depreciation) on Investments		(7,285,240)	11,898,155		(26,036,732)

Net realized and unrealized gain (loss) on investments		(23,678,792)	4,377,799		6,285,755

Net income (loss)	$	(17,574,802)	$5,496,993	$	(180,574)

The accompanying notes are an integral part of these statements.

F8

MLM Index™ Fund

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

Year ended December 31, 2006

	Leveraged series
	Class A shares	Class B Shares	Class C shares	Class D shares	Total leveraged series

Investors’ interest at December 31, 2005	$32,127,839	$103,075,225	$8,877,426	$24,944,520	$169,025,010

Subscriptions	2,557,806	15,117,392	0	13,729,000	31,404,198
Redemptions	(15,934,206)	(39,706,471)	(6,928,895)	(16,076,715)	(78,646,287)
Transfers	136,017	(10,270,999)	0	10,513,163	378,181
Other (selling commissions)	(33,244)	(66,566)	0	0	(99,810)
Net income (loss)	(3,663,086)	(9,690,104)	(628,897)	(2,450,885)	(16,432,972)

Investors’ interest at December 31, 2006	$15,191,126	$58,458,477	$1,319,634	$30,659,083	$105,628,320

Shares at December 31, 2005	337,861	989,350	105,088	243,837	1,676,136

Subscriptions	27,694	150,835	0	140,786	319,315
Redemptions	(186,160)	(408,012)	(87,738)	(162,942)	(844,466)
Transfers	1,579	(106,003)	0	109,914	5,490

Shares at December 31, 2006	180,974	626,170	17,350	331,595	1,156,475

Net asset value per share December 31, 2006	$83.94	$93.36	$76.06	$92.46

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

F11

MLM Index™ Fund

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST(continued)

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

F12

MLM Index™ Fund

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (continued)

Year ended December 31, 2004

	Leveraged series
	Class A-1 shares¹	Class A shares	Class B-1 shares¹	Class B shares	Class C shares	Class D shares	Total leveraged series

Investors’interest at December 31, 2003	$112,117	$31,010,253	$1,678,368	$110,464,301	$8,933,897	$-	$152,198,936
Subscriptions	-	11,430,001	199	44,536,537	1,000,000	1,500,000	58,466,737
Redemptions	(81,397)	(6,811,011)	(503,723)	(18,543,797)	(1,000,000)	-	(26,939,928)
Transfers	(32,233)	929,768	(1,207,817)	(15,172,404)	32,233	19,389,960	3,939,507
Other (selling commissions)	-	(19,970)	-	-	-	-	(19,970)
Net income (loss)	1,513	(485,507)	32,973	(567,664)	76,619	-	(942,066)

Investors’interest at December 31, 2004	$-	$36,053,534	$-	$120,716,973	$9,042,749	$20,889,960	$186,703,216

Shares at December 31, 2003	1,042	326,477	14,891	1,093,941	108,086	-	1,544,437

Subscriptions		112,558	2	407,051	11,975	15,000	546,586
Redemptions	(746)	(69,880)	(4,474)	(176,243)	(12,161)	-	(263,504)
Transfers	(296)	9,678	(10,419)	(149,456)	772	193,900	44,179

Shares at December 31, 2004	-	378,833	-	1,175,293	108,672	208,900	1,871,697

Net asset value per share December 31, 2004		$95.17		$102.71	$83.21	$100.00

The accompanying notes are an integral part of these statements.

¹ On December 31, 2004, Class A-1 and Class B-1 were closed by the General Partner.   Certain investors chose to reinvest in Class C and Class D shares.

F13

MLM Index™ Fund

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (continued)

Year ended December 31, 2004

	Unleveraged series
	Class A-1 shares¹	Class A shares¹	Class B-1 shares	Class B Shares	Class C shares	Class Dshares	Total unleveraged series	Total investors’ interest ($100 Par value/share)

Investors’interest at December 31, 2003	$652,400	$17,751,361	$1,256,307	$105,736,154	$-	$-	$125,396,222	$277,595,158
Subscriptions	-	11,910,118	-	58,392,549	-	4,000,000	74,302,667	132,769,404
Redemptions	(190,541)	(2,480,175)	(916,155)	(20,757,733)	-	-	(24,344,604)	(51,284,533)
Transfers	(468,278)	(1,754,157)	(365,478)	(62,959,858)	468,278	61,139,985	(3,939,508)	-
Other (selling commissions)	-	(14,640)	-	-	-	-	(14,640)	(34,610)
Net income (loss)	6,419	42,321	25,326	687,426	-	-	761,492	(180,574)

Investors’interest at December 31, 2004	$-	$25,454,828	$-	$81,098,538	$468,278	$65,139,985	$172,161,629	$358,864,845

Shares at December 31, 2003	5,899	166,108	10,779	942,036	-	-	1,124,822	2,669,259

Subscriptions	-	110,017	-	507,739	-	40,000	657,756	1,204,342

Redemptions	(1,706)	(22,992)	(7,705)	(186,183)	-	-	(218,586)	(482,090)

Transfers	(4,193)	(16,196)	(3,074)	(552,035)	4,683	611,400	40,585	84,764

Shares at December 31, 2004	-	236,937	-	711,557	4,683	651,400	1,604,577	3,476,274

Net asset value per share December 31, 2004		$107.43		$113.97	$100.00	$100.00

The accompanying notes are an integral part of these statements.

¹ On December 31, 2004, Class A-1 and Class B-1 were closed by the General Partner.  Certain investors chose to reinvest in Class C and Class D shares.

F14

MLM Index™ Fund

STATEMENTS OF CASH FLOWS

Year ended December 31,

	2006	2005	2004

Cash flows from operating activities
Net (loss) income from Operations	$(17,574,802)	$5,496,993	$(180,574)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities
Net change in operating assets and liabilities
Due from broker	30,823,628	(4,538,074)	3,032,020
Prepaid expenses	-	219,720	(219,720)
Interest receivable	(95,550)	(1,293,519)	11,364
Other assets	(251)	461	(1,477)
Brokerage commissions payable	(127,143)	(86,608)	98,343
Management fee payable	(239,375)	(28,440)	154,794
Accrued expenses	26,918	(372,963)	527,297
Unrealized appreciation (depreciation) on
Investments	(7,285,240)	11,898,155	(26,036,732)
Net realized gain (loss) on investments	(16,393,552)	(7,520,356)	32,322,487

Net cash and cash equivalents (used in)provided by operating activities	(10,865,367)	3,775,369	9,707,802

Cash flows from financing activities
Subscriptions received, net of selling commissions	43,692,968	70,941,613	132,734,794
Subscriptions received in advance	40,000	(278,500)	278,500
Redemptions paid	(131,929,188)	(89,669,185)	(49,057,076)

Net cash and cash equivalents (used in) provided by financing activities	(88,196,220)	(19,006,072)	83,956,216

Net (decrease) increase in cash and cash equivalents	(99,061,587)	(15,230,703)	93,664,018

Cash and cash equivalents at beginning of year	332,619,312	347,850,015	254,185,997

Cash and cash equivalents at end of year	$233,557,725	$332,619,312	$347,850,015

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

F21

Item 15.	Exhibits, Financial Statement Schedules

(b) Exhibits

Exhibit Number	Item Description

3.1	Restated Certificate of Trust for MLM Index™ Trust, filed 1/14/98 (Filed as Exhibit 3.1 to the Registrant's Form 10-K and incorporated by reference herein.)

3.2	Amended and Restated Declaration of Trust and Trust Agreement of MLM Index™ Fund .

3.3	Amendment Nos. 1 to 6 the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index™ Fund.

14.1	Code of Ethics.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of President of the Manager Pursuant to Rule 13A-15(e) and Rule 15D-15(e), of the Securities Exchange Act.

31.2	Certification of Vice President and Chief Operating Officer of the Manager Pursuant to Rule 13A-15(e) and Rule 15D-15(e), of the Securities Exchange Act.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Vice President and Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MLM Index™ Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MLM INDEX™ FUND

By: Mount Lucas Management Corporation
Its: Manager

By: /s/ Timothy J. Rudderow

Timothy J. Rudderow, President

Date:  January 9, 2008

INDEX TO EXHIBITS

Exhibit Number	Item Description

3.1	Restated Certificate of Trust for MLM Index™ Trust, filed 1/14/98 (Filed as Exhibit 3.1 to the Registrant's Form 10-K and incorporated by reference herein.)

3.2	Amended and Restated Declaration of Trust and Trust Agreement of MLM Index™ Fund.

3.3	Amendment Nos. 1 to 6 of the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index™ Fund.

14.1	Code of Ethics.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of President of the Manager Pursuant to Rule 13A-15(e) and Rule 15D-15(e), of the Securities Exchange Act.

31.2	Certification of Vice President and Chief Operating Officer of the Manager Pursuant to Rule 13A-15(e) and Rule 15D-15(e), of the Securities Exchange Act.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Vice President and Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E1