Form 10-K
period 2007-12-31
MLM INDEX FUND
filed 2008-04-29
CIK 1075058

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of June 30, 2007 the aggregate market value of the business trust units of the Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $107 million and the aggregate market value of the business trust units of the Leveraged Series of the registrant held by non-affiliates of the registrant was approximately $50 million.

Documents Incorporated by Reference: Certain exhibits in Item 15 are incorporated by reference in this Form 10-K, as specifically set forth in Item 15.

Forward Looking Statements

This Annual Report on Form 10-K contains “forward–looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal Securities Laws.  These forward-looking statements are based on our present intent, beliefs and expectations as well as assumptions made by and information currently available to us, but they are not guaranteed to occur and they may not occur.  Although we believe that the expectations reflected in these forward–looking statements are reasonable, such statements are subject to known and unknown risks and uncertainties that may be beyond our control, which could cause actual performance or results to differ materially from projected performance or results expressed or implied by the forward-looking statements.  Additional information concerning the factors that could cause actual results to differ materially from those in the forward–looking statements is contained in Item 1, “Business”, and Item 1A, “Risk Factors”.  You should not place undue reliance upon forward–looking statements.  Except as required by law, we undertake no obligation to update or release any forward-looking statements as a result of new information, future events or otherwise.

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

Mount Lucas Management Corporation (the “Manager”), a Delaware corporation, acts as the manager and trading advisor of the Trust. The Manager was formed in 1986 to act as an investment manager. As of December 31, 2007, the Manager had approximately $1.3 billion of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940, a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

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

In attempting to replicate the MLM Index™, the Manager will invest in the same markets as the MLM Index™; use the same algorithm to determine long versus short positions; make the same allocations to each market; and generally execute positions at almost the same time. The Manager may also use swaps in attempting to replicate the MLM Index™. These swaps would be agreements with dealers to provide the returns which are the same as holding a specific number of futures contracts in a specific market, without holding the actual contracts. The economic effect on the Trust would be substantially identical to holding futures contracts.  As of December 31, 2007, the Trust holds no swap positions.

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

The annual performance of the MLM Index™ for each of the past ten years is set forth below.

Year	Annual Return
1998	16.74
1999	0.39
2000	16.20
2001	3.67
2002	-1.63
2003	3.92
2004	3.52
2005	3.75
2006	0.40
2007	2.87

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

Commodity Futures Trading Commission (the “CFTC”). The CFTC is an independent governmental agency which administers the CE Act and is authorized to promulgate rules thereunder. A function of the CFTC is to implement the objectives of the CE Act in preventing price manipulation and excessive speculation and promoting orderly and efficient commodity futures markets. The CFTC has adopted regulations covering, among other things:

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

National Futures Association (the “NFA”). Substantially all commodity pool operators, commodity trading advisors, futures commission merchants, introducing brokers and their associated persons are members or associated members of the NFA. The NFA's principal regulatory operations include:

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

Item 1A.	Risk Factors

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

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

There currently is no established public trading market for the interests. As of December 31, 2007, approximately 1.19 million interests were held by 768 owners.

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

Recent Sales of Unregistered Securities

From October 1, 2007 to December 31, 2007, a total of 17,049 interests were sold for the aggregate net subscription amount of $1,660,045.  Total number of purchasers was 40. There were no non-accredited investors during this period. Details of the sale of these interests are as follows:

Series	Date	Subscriptions	Units	Price	# of Purchasers

Leveraged A Units	10/31/2007	$197,000	2,452	$80.33	1
Leveraged B Units	10/31/2007	95,419	1,055	90.47	4
Leveraged C Units	10/31/2007	0	0	73.77	0
Leveraged D Units	10/31/2007	0	0	90.24	0
Unleveraged A Units	10/31/2007	0	0	107.08	0
Unleveraged B Units	10/31/2007	220,975	1,891	116.86	8
Unleveraged C Units	10/31/2007	0	0	102.78	0
Unleveraged D Units	10/31/2007	0	0	103.85	0
Leveraged A Units	11/30/2007	0	0	79.19	0
Leveraged B Units	11/30/2007	178,193	1,996	89.30	6
Leveraged C Units	11/30/2007	983	14	72.82	1
Leveraged D Units	11/30/2007	0	0	89.13	0
Unleveraged A Units	11/30/2007	0	0	106.75	0
Unleveraged B Units	11/30/2007	137,732	1,181	116.60	8
Unleveraged C Units	11/30/2007	0	0	102.55	0
Unleveraged D Units	11/30/2007	0	0	103.65	0
Leveraged A Units	12/31/2007	6,458	82	78.88	1
Leveraged B Units	12/31/2007	197,035	2,213	89.06	4
Leveraged C Units	12/31/2007	0	0	72.63	0
Leveraged D Units	12/31/2007	300,000	3,373	88.95	1
Unleveraged A Units	12/31/2007	0	0	106.89	0
Unleveraged B Units	12/31/2007	326,250	2,792	116.85	6
Unleveraged C Units	12/31/2007	0	0	102.77	0
Unleveraged D Units	12/31/2007	0	0	103.92	0
	Total	$1,660,045	17,049		40

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

The Comparison of Five-Year Cumulative Total Returns Graph, set forth below, assumes that an investment in units in the Trust, and the MLM Index™, was $100 on December 31, 2002. The Cumulative Total Return is based on unit price appreciation (there were no dividends declared or paid during the period) from December 31, 2002 through December 31, 2007.

Comparison of Five-Year Cumulative Total Return*
Between MLM Index ™ and the MLM Index Fund

$125
$120
$115
$110
$105
$100
$95
$90
$85
$80
$75
Dec-02
Dec-03
Dec-04
Dec-05
Dec-06
Dec-07
MLM Index
MLM Index Fund - Leveraged Series, Class A
MLM Index Fund - Unleveraged Series, Class A

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
MLM Index™	103.91	107.56	111.59	112.04	115.26
MLM Index Fund - Leveraged Series, Class A	101.07	101.27	101.18	89.28	83.69
MLM Index Fund - Unleveraged Series, Class A	100.38	100.90	101.78	99.92	100.32

Item 6.	Selected Financial Data

The Trust began trading on January 4, 1999. Set forth below is certain selected historical data for the Trust for the 5 years ended December 31, 2007. The selected historical financial data were derived from the financial statements of the Trust, which were audited by Ernst & Young LLP for the years 2003 through 2004 and Grant Thornton LLP for years 2005 through 2007. The information set forth below should be read in conjunction with the Financial Statements and notes thereto contained elsewhere in this document.

Years Ended December 31,
	2007	2006	2005	2004	2003

Operations Data:
Realized Gains (Losses)	$(6,797,301)	$(16,393,552)	$(7,520,356)	$32,322,487	$5,302,391
Net Change in Unrealized Gains (Losses)	(484,953)	(7,285,240)	11,898,155	(26,036,732)	6,101,017
Interest Income	8,483,981	14,168,270	11,572,093	4,331,899	2,373,246
Brokerage Commissions	1,444,771	3,089,477	4,114,687	4,586,994	3,221,120
Management Fees	1,536,273	3,148,863	4,106,132	3,924,230	2,809,869
Operating Expenses	1,399,451	1,825,940	2,232,080	2,287,004	1,554,929
Net Income (Loss)	$(3,178,768)	$(17,574,802)	$5,496,993	$(180,574)	$6,190,736

Financial Condition Data
Investors' Interest	$117,385,731	$229,224,557	$344,124,895	$358,864,845	$277,595,158
Total Assets	120,016,936	245,261,022	351,371,644	365,368,734	280,812,656
Net Asset Value Per Class A-1 Leveraged Series Interest	NA	NA	NA	NA	107.63
Net Asset Value Per Class A Leveraged Series Interest	78.88	83.94	95.09	95.17	94.98
Net Asset Value Per Class B-1 Leveraged Series Interest	NA	NA	NA	NA	112.71
Net Asset Value Per Class B Leveraged Series Interest	89.06	93.36	104.18	102.71	100.98
Net Asset Value Per Class C Leveraged Series Interest	72.63	76.06	84.79	83.21	82.66
Net Asset Value Per Class D Leveraged Series Interest	88.95	92.46	102.30	100.00	NA
Net Asset Value Per Class A-1 Unleveraged Series Interest	NA	NA	NA	NA	110.60
Net Asset Value Per Class A Unleveraged Series Interest	106.89	106.39	108.38	107.43	106.87
Net Asset Value Per Class B-1 Unleveraged Series Interest	NA	NA	NA	NA	116.55
Net Asset Value Per Class B Unleveraged Series Interest	116.85	115.15	116.13	113.97	112.24
Net Asset Value Per Class C Unleveraged Series Interest	102.77	101.32	102.23	100.00	NA
Net Asset Value Per Class D Unleveraged Series Interest	103.92	101.94	102.35	100.00	NA

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Trust records all investments at market value in its financial statements, with changes in market value reported as a component of unrealized gain (loss) on investments in the Statements of Operations. Generally, market values are based on market prices; however, in certain circumstances, significant judgments and estimates are involved in determining market value in the absence of an active market closing price.

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

The Trust’s assets are held in two separate custodial accounts at State Street Bank and Trust (the “Bank”).   The Trust has contracted with Credit Suisse Asset Management (CSAM) to manage the money in these accounts so as to maximize the interest income which accrues to the Trust, while maintaining strict credit controls as determined by the CE Act. When Citigroup Global Markets requires additional assets to maintain the positions for the Trust, the Bank makes a wire transfer to Citigroup Global Markets. If Citigroup Global Markets has surplus assets in the accounts, Citigroup Global Markets makes a wire transfer to the accounts at the Bank.

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

Liquidity

The majority of the Trust's assets are held in liquid short term interest rate instruments. The Trust takes substantial exposure in futures markets, which require relatively small deposits, called margin, to hold the positions. As at December 31, 2007, decreases in cash and cash equivalents and due from broker amounted to approximately $124 million and net cash used from operations amounted to approximately $6.8 million, of which $3.2 million represents a net loss from operations in the current year. In general, the Trust will have about 5% of its assets on deposit with brokers as margin, with the balance held in accounts with a major financial institution.

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

Although the Trust trades in futures contracts which are in general liquid, the exchanges impose daily trading limits, which act to suspend trading when a particular market or contract trades up or down to a pre-determined price level. Should this happen, and the Trust was attempting to execute trades in that situation, the Trust may not be able to accurately replicate the results of the MLM Index™. These rules have not had a material impact on the operation of the Trust to date.  The Trust generally trades only in the largest and most liquid futures contracts, and generally has available approximately 95% of its assets in the form of highly liquid money market securities.  The Trust believes that, except in extreme market conditions, all open positions can be liquidated in an efficient, orderly fashion.

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

The Trust incurs various kinds of credit risk in its operations. In order to facilitate the trading of the Trust, assets must be placed with both Futures Commission Merchants and Broker/Dealers. Management of the Trust deals only with established registered firms in both capacities, and monitors their financial condition on an ongoing basis. In addition, if the Trust were to enter into over the counter transactions, additional counterparty risk would be incurred. There were no OTC transactions during 2007.

Results of Operations

For the Fiscal Year ending December 31, 2007 the Trust had assets of $120,016,936, compared with assets of $245,261,022, on December 31, 2006 and assets of $351,371,644, on December 31, 2005. Liabilities of the Trust totaled $2,631,205 in the 2007 fiscal year, compared with $16,036,465 in the 2006 fiscal year, $7,246,749 in the 2005 fiscal year. Net income (loss) from operations was $(3,178,768), compared with $(17,574,802) in 2006 and $5,496,933 in 2005.

The Trust’s net income is usually directly related to the performance of the MLM Index™, which the Trust is designed to replicate. For the 12 months ending December 31, 2007, MLM Index™ performance was +2.87%, higher than the +0.40% recorded in 2006, and lower than the +3.75% recorded in 2005. Trust performance may be negative in years when the MLM Index™ is positive due to the timing of subscriptions and redemptions, the fees charged, and the allocation of assets between the Unleveraged and Leveraged Series of the Trust. Since inception of the Trust, the correlation of monthly results between the Unleveraged Series of the Trust and the MLM Index™ adjusted for fees is 0.99. The correlation between the Leveraged Series of the Trust and the MLM Index™ adjusted for leverage and fees is 0.99.

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

The VAR of the Fund is calculated as follows:

1.
The Manager calculates the standard deviation of the historical returns of the MLM Index™ over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years.  Those results for the period ended December 31, 2007 are .23% and 1.80%, respectively.  It is important to note that this calculation is made on the historical data of the MLM Index™.  It is not based on the actual trading of the Trust and does not include any operational risk.  The standard deviation is used to measure the dispersion of the returns of the MLM Index™.

2.
For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability.  It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  For daily returns, this estimate is a loss of 0.81%.  For monthly returns the estimate is loss of 6.35%.

3.
To ascertain a dollar loss amount for the Trust, the assets of the Trust as of December 31, 2007 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the Unleveraged MLM Index™, so Trust assets must be adjusted for the distribution of assets among the Unleveraged and Leveraged Series of the Trust, with the leveraged assets having three times the risk of the Unleveraged assets.  Based on the asset levels as of December 31, 2007, the Manager estimates that the Trust could expect to lose $1,573,657 in any given day and $12,336,697 in any given month.

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

The Fund's financial statements, together with the independent registered public accounting firm’s report thereon, appear on pages F1 through F22 hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements between the Trust and their auditors respecting matters of accounting or financial disclosure in the current year.

Item 9A.	Controls and Procedures

The Trust’s delay in documenting their controls and procedures was due in large measure to its belief that they did not fall under the purview of the Sarbanes Oxley Act due to an exemption available for investment companies in Section 405.  Specifically, the Trust adopted that view as a result of discussions with counsel, which led it to believe that it would not be required to abide by the documentation requirements of Section 404A of the Sarbanes Oxley Act.   The Trust had established, maintained and employed controls and procedures, which were utilized and therefore actively tested by that use on a daily basis since its inception, however, none of these controls and procedures had been formally documented or tested against that documentation in 2007.

After year end December 31, 2007 the Trust was informed by current counsel that the Trust fell under the purview of the Act and was required to comply with documentation requirements under Section 404A.    Management immediately commenced the documentation process.
Management identified, documented and tested the controls and procedures that had been in place and concluded that no material weaknesses existed in internal controls and procedures respecting financial reporting, but could not do so in sufficient time to meet the filing deadlines for their 2007 Form 10-K.

(a)           Evaluation of disclosure controls and procedures.  As of the end of the period covered by this Annual Report, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  It has concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Trust in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported and, going forward, will be within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management so as to allow timely decisions regarding required disclosures.  Based on such evaluation, the Trust has concluded these disclosure controls were effective as of December 31, 2007, although documentation at that time was incomplete, as described above.
(b)           Changes in internal control over financial reporting.  There has been no change in the Trust's internal control over financial reporting that occurred in the year ending that materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.
(c)           Management's Report on Internal Control over Financial Reporting.  The management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  A company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of management and directors of the Trust; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust's assets that could have a material effect on the financial statements.  The Trust’s internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This annual report does not include an attestation report of the Trust's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Trust's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only management's report in this annual report.  The Trust's Management assessed its internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management, based on their evaluation of the Trust's internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), has concluded that the Trust's internal control over financial reporting was effective as of December 31, 2007.

Item 10.	Directors, Executive Officers and Corporate Governance

The Trust has no directors or officers. The Manager manages and conducts the business of the Trust.

The principals of the Manager are Roger E. Alcaly, Paul R. DeRosa, Raymond E. Ix, Jr., James A. Mehling, John R. Oberkofler and Timothy J. Rudderow .

Roger E. Alcaly, age 66, became a principal and Director of the Manager when it merged with CA Partners, Inc., a company he formed with Messrs. Timothy Rudderow and Frank Vannerson in 1990 which engaged primarily in convertible arbitrage trading. Prior to helping form CA Partners, Mr. Alcaly was active in leveraged acquisitions, merger arbitrage and value-oriented equity investing, first as a partner of Kellner DiLeo & Co. and KD Equities, each of which engaged in risk-arbitrage trading, and then at Riverside Capital, a company he formed after leaving those firms in May 1987 which engaged in risk-arbitrage trading. Before joining Kellner DiLeo, Mr. Alcaly served as Assistant Director of the Council on Wage and Price Stability and as a Senior Economist at the Federal Reserve Bank of New York, and taught Economics at Columbia University. Mr. Alcaly holds a B.A. from Amherst College and a Ph.D. in Economics from Princeton University.

Paul R. DeRosa, age 66, became a principal and Director of the Manager when it merged with CA Partners, Inc., which he joined in January 1999. Mr. DeRosa began his career in the securities industry as the money market economist in Citibank's bond trading division. He later became the bank's chief proprietary bond trader and subsequently head of Citibank's financial derivative and capital markets businesses in North America. In 1986 Mr. DeRosa joined E.F. Hutton Co. as co-head of bond trading with particular responsibility for mortgage trading and finance. In 1989 he helped to establish Eastbridge Holdings Inc., a bond and currency trading company in New York, and served as President and CEO from June 1995 to June 1998. Mr. DeRosa holds a Ph.D. in Economics from Columbia University.

Raymond E. Ix, Jr., age 44, is a Senior Vice President and a Director of the Manager. Mr. Ix joined Mount Lucas in 1992 and is responsible for institutional marketing and client service. From 1989 to 1992, Mr. Ix was employed by Little Brook Corporation of New Jersey, a commodity trading advisor, where he was involved in implementing the firm's technical trading systems. Before joining Little Brook, Mr. Ix was the Fixed Income Administrative Manager at Delaware Management Company, a company which advised institutional and individual investors. Mr. Ix received a B.S. in accounting from Saint Joseph's University in 1986.

James A. Mehling, age 58, is a Vice President and Chief Operating Officer of the Manager. Before joining Mount Lucas in June 1999, Mr. Mehling had served as President and Chief Investment Officer of Monitor Capital Advisors, a company which managed institutional stock and bond portfolios and mutual funds, beginning in 1991. Mr. Mehling started his career in financial services with Merrill Lynch in 1976 and eventually managed a trading desk for Merrill Lynch Government Securities. He is a CFA charter holder and has served as a volunteer on the CFA examination grading committee. Mr. Mehling received a B.S. in Aviation Engineering from Western Michigan University in 1970.

John R. Oberkofler, age 48, is a Vice President and Director of Trading for the Manager since 1999. From 1986 to 1999, he was employed as Senior Trader by Little Brook Corporation of New Jersey. Mr. Oberkofler received a B.S. in Finance from Seton Hall University in 1982.

Timothy J. Rudderow, age 52, is President and a Director of the Manager, which he helped to establish in 1986. Prior to the mergers that took place in October 1999, Mr. Rudderow was also a principal of Little Brook Corporation of New Jersey, which he joined in 1983 as Director of Research and Development, and of CA Partners, Inc., a company he helped form in 1990. Prior to joining Little Brook, Mr. Rudderow was employed by Commodities Corporation, a company which was a commodity trading advisor, with responsibilities for the design and management of technical trading systems. Before joining Commodities Corporation, Mr. Rudderow taught Economics at Drexel University. Mr. Rudderow received a B.A. in Mathematics from Rutgers University in 1977 and an M.B.A. in Management Analysis from Drexel University in 1979.

Code of Ethics

The Trust does not have any officers; therefore, it has not adopted a code of ethics applicable to the Trust’s principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.  The Manager is primarily responsible for the day to day administrative and operational aspects of the Trust’s business.  The Manager has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions and a copy of such code is included in Exhibit 14.1.

Item 11.	Executive Compensation

The Trust has no directors or executive officers. The Manager receives management and other fees from the Trust as described in Item 1 - Fees and Expenses.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The Trust has no directors or officers. The Manager manages and conducts the business of the Trust. As of December 31, 2007, the Manager had an investment of $981 in the Leveraged Series and an investment of $1,168 in the Unleveraged Series.

Item 13.	Certain Relationships and Related Transactions

The Manager manages and conducts the business of the Trust. The Manager receives management and other fees from the Trust as described in Item 1 - Fees and Expenses.

For the years ended December 31, 2007, 2006, and 2005, the Manager received from the Trust:

(1)	management fees in the amount of $1,536,273, $3,148,863 and $4,106,132, respectively;
(2)	brokerage fees in the amount of $1,444,771, $3,089,477 and $4,114,687 respectively.
(3)	organizational fees in the amounts of $24,972, $128,695 and $236,420, respectively.

Item 14.	Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed to the Trust by the independent registered public accounting firm, Grant Thornton LLP (“GT”), for professional services rendered in connection with the audit of the Trust’s financial statements included in this Annual Report on Form 10-K, and for review of the statements included in the Trust’s Quarterly Reports on Form 10-Q, totaled approximately $132,551 and $130,000 for the fiscal years 2007, and 2006 respectively.

Audit-Related Fees. There were no fees billed to the Trust by GT for assurance and related services that are reasonably related to the performance of the audit and review of the Trust’s financial statements that are not already reported in the paragraph immediately above for the years 2007 and 2006 respectively.

Tax Fees. The aggregate fees billed to the Trust by Grant Thornton LLP for professional services rendered by GT for tax compliance totaled approximately $68,512 and $32,350 for the years 2007 and 2006, respectively. These services included review of the Trust’s domestic tax compliance information.

All Other Fees. There were no fees billed to the Trust by GT for products and services other than as set forth above for the years 2007 and 2006.

Engagement of the Independent Registered Public Accounting Firm. The Manager was responsible for approving GT to audit the Trust in 2007, 2006 and 2005. The Manager considers provisions of the independence rules for both audit and non-audit services when the services of GT in 2007, 2006 and 2005 were contracted.

Item 15.	Exhibits, Financial Statement Schedules

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

MLM INDEX™ FUND

December 31, 2007 and 2006

F 1

AFFIRMATION OF THE COMMODITY POOL OPERATOR

I affirm that, to the best of my knowledge and belief, the information contained in the attached financial statements of MLM Index™ Fund for the years ended December 31, 2007 and 2006 are accurate and complete.

/s/ Timothy J. Rudderow
Timothy J. Rudderow
President
Mount Lucas Management Corporation
Manager
MLM Index™ Fund

F 2

F 3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Investors of
MLM Index™ Fund

We have audited the accompanying statements of financial condition, including the condensed schedule of investments of MLM Index™ Fund (a Delaware Trust) (the “Trust”) as of December 31, 2006 and 2007, and the related statements of operations, changes in investors’ interest and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MLM Index™ Fund as of December 31, 2006 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

New York, New York
April 25, 2008

F 4

MLM Index™ Fund

STATEMENTS OF FINANCIAL CONDITION
December 31,

ASSETS	2007	2006

Cash and cash equivalents	$114,829,920	$233,557,725
Due from broker	5,034,630	10,291,250
Interest receivable	151,118	1,410,780
Other assets	1,268	1,267

Total assets	$120,016,936	$245,261,022

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$1,506,542	$15,304,888
Brokerage commissions payable	70,647	188,387
Management fee payable	88,593	205,643
Accrued expenses	465,423	297,547
Subscriptions received in advance	500,000	40,000

Total liabilities	2,631,205	16,036,465

Investors’ interest	117,385,731	229,224,557

Total liabilities and investors’ interest	$120,016,936	$245,261,022

The accompanying notes are an integral part of these statements.

F 5

MLM Index™ Fund

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2007

		Unrealized	Percentage of
	Number of	appreciation	investors’
Description	contracts	(depreciation)	interest

Futures
Long futures contracts
Financial	944	$(625,471)	(0.53%)
Commodity	925	2,219,094	1.89
	1,869	1,593,623	1.36

Short futures contracts
Financial	101	1,443	0.00%
Commodity	238	152,363	0.13
	339	153,806	0.13%

Net unrealized gain on open contracts		$1,747,429	1.49%

The accompanying notes are an integral part of this schedule.

F 6

MLM Index™ Fund

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2006

		Unrealized	Percentage of
	Number of	appreciation	investors’
Description	contracts	(depreciation)	interest

Futures
Long futures contracts
Financial	1,876	$(1,753,990)	(0.76%)
Commodity	1,533	(130,935)	(0.06)
	3,409	(1,884,925)	(0.82)

Short futures contracts
Financial	673	1,088,346	0.48
Commodity	1,631	3,239,152	1.41
	2,304	4,327,498	1.89

Net unrealized gain on open contracts		$2,442,573	1.07%

The accompanying notes are an integral part of this schedule.

F 7

MLM Index™ Fund

STATEMENTS OF OPERATIONS

Year ended December 31,

	2007	2006	2005

Investment income
Interest	$8,483,981	$14,168,270	$11,572,093

Expenses
Brokerage commissions	1,444,771	3,089,477	4,114,687
Management fee	1,536,273	3,148,863	4,106,132
Operating expenses	1,399,451	1,825,940	2,232,080

Total expenses	4,380,495	8,064,280	10,452,899

Net investment gain	4,103,486	6,103,990	1,119,194

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized loss on investments	(6,797,301)	(16,393,552)	(7,520,356)
Net change in unrealized appreciation (depreciation) on investments	(484,953)	(7,285,240)	11,898,155

Net realized and unrealized gain (loss) on investments	(7, 282,254)	(23,678,792)	4,377,799

Net income (loss)	$(3,178,768)	$(17,574,802)	$5,496,993

The accompanying notes are an integral part of these statements.

F 8

MLM Index™ Fund

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

Year ended December 31, 2007

	Leveraged Series
					Total
	Class A	Class B	Class C	Class D	Leveraged
	shares	shares	shares	shares	Series

Investors’ interest at December 31, 2006	$15,191,126	$58,458,477	$1,319,634	$30,659,083	$105,628,320

Subscriptions	508,700	1,635,654	-	1,720,000	3,864,354
Redemptions	(7,548,737)	(41,842,738)	(1,263,093)	(15,617,711)	(66,272,279)
Transfers	-	(113,724)	984	-	(112,740)
Other (selling commissions)	(4,545)	(8,109)	-	-	(12,654)
Net loss	(919,137)	(2,374,918)	(56,544)	(1,297,919)	(4,648,518)

Investors’ interest at December 31, 2007	$7,227,407	$15,754,642	$981	$15,463,453	$38,446,483

Shares at December 31, 2006	180,974	626,170	17,350	331,595

Subscriptions	6,182	18,197	-	19,407
Redemptions	(95,526)	(466,157)	(17,350)	(177,160)
Transfers	-	(1,302)	14	-

Shares at December 31, 2007	91,630	176,908	14	173,842

Net asset value per share December 31, 2007	$78.88	$89.06	$72.63	$88.95

The accompanying notes are an integral part of these statements.

F 9

MLM Index™ Fund

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

Year ended December 31, 2007

	Unleveraged Series
						Total
						investors’
					Total	interest
	Class A	Class B	Class C	Class D	Unleveraged	($100 par
	shares	shares	shares	shares	Series	value/share)

Investors’ interest at December 31, 2006	$11,046,115	$42,824,216	$1,153	$69,724,753	$123,596,237	$229,224,557

Subscriptions	499,000	2,775,143	-	425,000	3,699,143	7,563,497
Redemptions	(6,050,182)	(33,473,810)	-	(10,391,306)	(49,915,298)	(116,187,577)
Transfers	(698,080)	810,820	-	-	112,740	-
Other (selling commissions)	(9,495)	(13,829)	-	-	(23,324)	(35,978)
Net income (loss)	(17,217)	301,487	15	1,185,465	1,469,750	(3,178,768)

Investors’ interest at December 31, 2007	$4,770,141	$13,224,027	$1,168	$60,943,912	$78,939,248	$117,385,731

Shares at December 31, 2006	103,829	371,905	11	683,959
Subscriptions	4,613	23,969	-	4,181
Redemptions	(57,209)	(289,748)	-	(101,668)
Transfers	(6,607)	7,043	-	-

Shares at December 31, 2007	44,626	113,169	11	586,472

Net asset value per share December 31, 2007	$106.89	$116.85	$102.77	$103.92

The accompanying notes are an integral part of these statements.

F 10

MLM Index™ Fund

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

Year ended December 31, 2006

	Leveraged Series
					Total
	Class A	Class B	Class C	Class D	Leveraged
	shares	shares	shares	shares	Series

Investors’ interest at December 31, 2005	$32,127,839	$103,075,225	$8,877,426	$24,944,520	$169,025,010

Subscriptions	2,557,806	15,117,392	-	13,729,000	31,404,198
Redemptions	(15,934,206)	(39,706,471)	(6,928,895)	(16,076,715)	(78,646,287)
Transfers	136,017	(10,270,999)	-	10,513,163	378,181
Other (selling commissions)	(33,244)	(66,566)	-	-	(99,810)
Net loss	(3,663,086)	(9,690,104)	(628,897)	(2,450,885)	(16,432,972)

Investors’ interest at December 31, 2006	$15,191,126	$58,458,477	$1,319,634	$30,659,083	$105,628,320

Shares at December 31, 2005	337,862	989,350	105,088	243,837

Subscriptions	27,695	150,835	-	140,786
Redemptions	(186,160)	(408,012)	(87,738)	(162,942)
Transfers	1,579	(106,003)	-	109,914

Shares at December 31, 2006	180,974	626,170	17,350	331,595

Net asset value per share December 31, 2006	$83.94	$93.36	$76.06	$92.46

The accompanying notes are an integral part of these statements.

F 11

MLM Index™ Fund

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

Year ended December 31, 2006

	Unleveraged Series
						Total
						investors’
					Total	interest
	Class A	Class B	Class C	Class D	Unleveraged	($100 par
	shares	shares	shares	shares	Series	value/share)

Investors’ interest at December 31, 2005	$20,644,133	$74,731,650	$113,199	$79,610,903	$175,099,885	$344,124,895

Subscriptions	370,000	5,925,770	-	5,993,000	12,288,770	43,692,968
Redemptions	(9,405,009)	(36,071,552)	(109,804)	(16,654,576)	(62,240,941)	(140,887,228)
Transfers	(209,831)	(1,175,280)	-	1,006,930	(378,181)	-
Other (selling commissions)	(4,350)	(27,116)	-	-	(31,466)	(131,276)
Net loss	(348,828)	(559,256)	(2,242)	(231,504)	(1,141,830)	(17,574,802)

Investors’ interest at December 31, 2006	$11,046,115	$42,824,216	$1,153	$69,724,753	$123,596,237	$229,224,557

Shares at December 31, 2005	190,487	643,509	1,107	777,818

Subscriptions	3,414	51,051	-	59,009
Redemptions	(88,099)	(312,529)	(1,096)	(162,712)
Transfers	(1,973)	(10,126)	-	9,844

Shares at December 31, 2006	103,829	371,905	11	683,959

Net asset value per share December 31, 2006	$106.39	$115.15	$101.32	$101.94

The accompanying notes are an integral part of these statements.

F 12

MLM Index™ Fund

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

Year ended December 31, 2005

	Leveraged Series
					Total
	Class A	Class B	Class C	Class D	Leveraged
	shares	shares	shares	shares	Series

Investors’ interest at December 31, 2004	$36,053,534	$120,716,973	$9,042,749	$20,889,960	$186,703,216

Subscriptions	5,131,430	22,555,584	-	5,601,754	33,288,768
Redemptions	(9,308,150)	(42,212,520)	(300,000)	(3,387,383)	(55,208,053)
Transfers	460,412	860,836	-	1,108,693	2,429,941
Other (selling commissions)	(76,762)	(110,816)	-	-	(187,578)
Net income (loss)	(132,625)	1,265,168	134,677	731,496	1,998,716

Investors’ interest at December 31, 2005	$32,127,839	$103,075,225	$8,877,426	$24,944,520	$169,025,010

Shares at December 31, 2004	378,833	1,175,293	108,672	208,900

Subscriptions	54,274	221,836	-	58,043
Redemptions	(100,140)	(416,003)	(3,584)	(34,427)
Transfers	4,895	8,224	-	11,321

Shares at December 31, 2005	337,862	989,350	105,088	243,837

Net asset value per share December 31, 2005	$95.09	$104.18	$84.49	$102.30

The accompanying notes are an integral part of these statements.

F 13

MLM Index™ Fund

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

Year ended December 31, 2005

	Unleveraged Series
						Total
						investors’
					Total	interest
	Class A	Class B	Class C	Class D	Unleveraged	($100 par
	shares	shares	shares	shares	Series	value/share)

Investors’ interest at December 31, 2004	$25,454,828	$81,098,538	$468,278	$65,139,985	$172,161,629	$358,864,845

Subscriptions	3,015,639	22,486,856	-	12,478,000	37,980,495	71,269,263
Redemptions	(7,538,054)	(23,607,869)	(360,853)	(4,463,727)	(35,970,503)	(91,178,556)
Transfers	(410,237)	(6,591,466)	1,162	4,570,600	(2,429,941)	-
Other (selling commissions)	(48,876)	(91,196)	-	-	(140,072)	(327,650)
Net income	170,833	1,436,787	4,612	1,886,045	3,498,277	5,496,993

Investors’ interest at December 31, 2005	$20,644,133	$74,731,650	$113,199	$79,610,903	$175,099,885	$344,124,895

Shares at December 31, 2004	236,937	711,557	4,683	651,400

Subscriptions	27,744	196,741	-	125,750
Redemptions	(70,361)	(207,059)	(3,587)	(44,784)
Transfers	(3,833)	(57,730)	11	45,452

Shares at December 31, 2005	190,487	643,509	1,107	777,818

Net asset value per share December 31, 2005	$108.38	$116.13	$102.23	$102.35

The accompanying notes are an integral part of these statements.

F 14

MLM Index™ Fund

STATEMENTS OF CASH FLOWS

Year ended December 31,

	2007	2006	2005

Cash flows from operating activities
Net income (loss)	$(3,178,768)	$(17,574,802)	$5,496,993
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in)operating activities
Net change in operating assets and liabilities
Due from broker	5,256,620	30,823,628	(4,538,074)
Prepaid expenses	-	-	219,720
Interest receivable	1,259,662	(95,550)	(1,293,519)
Other assets	(1)	(251)	461
Brokerage commissions payable	(117,740)	(127,143)	(86,608)
Management fee payable	(117,050)	(239,375)	(28,440)
Accrued expenses	167,876	26,918	(372,963)
Unrealized appreciation (depreciation) on investments	(484,953)	(7,285,240)	11,898,155
Net realized loss on investments	(6,797,301)	(16,393,552)	(7,520,356)

Net cash and cash equivalents provided by (used in) operating activities	(4,011,655)	(10,865,367)	3,775,369

Cash flows from financing activities
Subscriptions received, net of selling commissions	7,527,519	43,692,968	70,941,613
Subscriptions received in advance	460,000	40,000	(278,500)
Redemptions paid	(122,703,669)	(131,929,188)	(89,669,185)

Net cash and cash equivalents used in financing activities	(114,716,150)	(88,196,220)	(19,006,072)

Net decrease in cash and cash equivalents	(118,727,805)	(99,061,587)	(15,230,703)

Cash and cash equivalents at beginning of year	233,557,725	332,619,312	347,850,015

Cash and cash equivalents at end of year	$114,829,920	$233,557,725	$332,619,312

The accompanying notes are an integral part of these statements.

F 15

MLM Index™ Fund

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

F 16

MLM Index™ Fund

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2007 and 2006

2. Summary of Significant Accounting Policies (continued)

Due From Brokers

The Trust’s trading activities utilize one broker located in the United States. Due from broker represents cash balances held, unrealized profit or loss on futures contracts, and amounts receivable or payable for transactions not settled at December 31, 2007 and 2006.

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

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

	December 31, 2007	December 31, 2006

Overnight money markets	$12,242,000	$11,485,000
Money market securities	102,621,838	222,260,334
Cash in checking account	(33,918)	(187,609)
Total	$114,829,920	$233,557,725

F 17

MLM Index™ Fund

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2007 and 2006

4. Investors’ Interest

The Trust is comprised of two series: the Unleveraged Series, which attempts to replicate the Index without leverage, and the Leveraged Series (collectively, the “Series”), which attempts to replicate the Index at three times leverage.  Prior to December 2004, each Series had five classes of shares: Class A, Class A-1, Class B, Class B-1 and Class C. On December 1, 2004, Class D shares were offered in each Series. On December 31, 2004, the Manager elected to close Class A-1 and Class B-1. Class A, Class B, Class C and Class D shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account.

The Manager paid all of the expenses associated with the organization of the Trust and the offered shares. As a result, each shareholder of Class A and Class B shares pays the Manager an organizational fee in the amount of 0.5% of their aggregate investment, net of any selling commission. Class A and Class B shareholders are not charged an organizational fee once they have contributed a total of $1,000,000 or more. Class C and Class D shareholders are not charged an organizational fee.

The Class A and Class C shares of the Unleveraged and Leveraged Series are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

5. Margin Requirements

The Trust had margin requirements of $5,135,649 and $10,230,741 at December 31, 2007 and 2006, respectively, which were satisfied by net unrealized profits and cash at the broker.

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

F 18

MLM Index™ Fund

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2007 and 2006

6. Management Fee and Other Fees and Expenses (continued)

	Unleveraged Series
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

7. Derivative Financial Instruments

Derivatives are subject to various risks similar to non-derivative financial instruments including market, credit, liquidity and operational risk. The risks of derivatives should not be viewed in isolation but rather should be considered on an aggregate basis along with the Trust’s other trading-related activities. The Trust purchases and sells futures in financial instruments and commodities.  The Trust records its derivative activities on a mark-to-market basis with  unrealized gains (losses) recognized currently in the statements of operations and in due from brokers on the statements of financial condition.

Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for the interim periods that fall within those fiscal years.  Early adoption is permitted; however the Trust does not intend to adopt Statement 157 prior to the required effective date of January 1, 2008.  The Trust is evaluating the impact that Statement 157 will have on its financial statements.

The following table reflects the fair value of the Trust’s derivative financial instruments.

	Fair value at December 31
	2007		2006
	Assets	Liabilities	Assets	Liabilities

Financial futures	$(625,471)	$1,443	$(1,753,990)	$1,088,346
Commodity futures	2,219,094	152,363	(130,935)	3,239,152

Total	$1,593,623	$153,806	$(1,884,925)	$4,327,498

F 19

MLM Index™ Fund

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2007 and 2006

8. Financial Highlights

The following represents the per share operating performance ratios to average investors’ interest and other supplemental information for the year ended December 31, 2007:

	Leveraged Series				Unleveraged Series
	Class A shares	Class B shares	Class C shares	Class D shares	Class A shares	Class B shares	Class C shares	Class D shares

Per share operating performance
Net asset value per share, December 31, 2006	$83.94	$93.36	$76.06	$92.46	$106.39	$115.15	$101.32	$101.94
Income from investment operations
Net investment income	0.89	2.33	1.35	2.31	3.19	4.62	3.56	4.10
Net realized and unrealized (loss) on investment transactions
	(5.95)	(6.63)	(4.78)	(5.82)	(2.69)	(2.91)	(2.11)	(2.12)
Total from investment operations	(5.06)	(4.30)	(3.43)	(3.51)	0.50	1.71	1.45	1.98

Net asset value per share, December 31, 2007	$78.88	$89.06	$72.63	$88.95	$106.89	$116.86	$102.77	$103.92

Total return	(6.03)%	(4.61)%	(4.51)%	(3.79)%	0.47%	1.48%	1.43%	1.94%

Ratio to average net assets
Net investment gain	1.27%	2.84%	2.15%	2.75%	3.08%	3.08%	3.51%	4.03%
Expenses	(4.05)%	(2.49)%	(3.26)%	(2.54)%	(2.16)%	(1.16)%	(1.65)%	(1.15)%

Total return is calculated as the change in the net asset value per share for the year.  The per share operating performance and ratios are computed based upon the weighted-average shares outstanding and weighted-average investors’ interest, respectively, for each class, for the year ended December 31, 2007.  An individual investor’s return may vary from the above based upon the timing of capital transactions.

F 20

MLM Index™ Fund

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2007 and 2006

8. Financial Highlights (continued)

The following represents the per share operating performance ratios to average investors’ interest and other supplemental information for the year ended December 31, 2006:

	Leveraged Series				Unleveraged Series
	Class A shares	Class B shares	Class C shares	Class D shares	Class A shares	Class B shares	Class C shares	Class D shares

Per share operating performance
Net asset value per share, December 31, 2005	$95.09	$104.18	$84.79	$102.30	$108.38	$116.13	$102.23	$102.35
Income from investment operations
Net investment gain (loss)	1.41	2.99	1.77	2.98	3.03	4.41	(29.74)	4.02
Net realized and unrealized loss on investment transactions	(12.56)	(13.81)	(10.50)	(12.82)	(5.02)	(5.39)	28.83	(4.43)

Total from investment operations	(11.15)	(10.82)	(8.73)	(9.84)	(1.99)	(0.98)	(0.91)	(0.41)

Net asset value per share, December 31, 2006	$83.94	$93.36	$76.06	$92.46	$106.39	$115.15	$101.32	$101.94

Total return	(11.73)%	(10.39)%	(10.29)%	(9.62)%	(1.83)%	(0.85)%	(0.90)%	(0.40)%

Ratio to average net assets
Net investment gain (loss)	1.52%	2.98%	2.18%	3.25%	2.76%	2.76%	(2.82)%	3.95%
Expenses	(3.44)%	(1.94)%	(2.71)%	(1.93)%	(2.15)%	(1.15)%	(1.63)%	(1.13)%

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

F 21

Item 15.	Exhibits, Financial Statement Schedules

(b) Exhibits

Exhibit
Number	Item Description

3.1	Restated Certificate of Trust for MLM Index™ Trust, filed 1/14/98 (Filed as Exhibit 3.1 to the Registrant's Form 10-K and incorporated by reference herein.)

3.2	Amended and Restated Declaration of Trust and Trust Agreement of MLM Index™ Fund (Filed as Exhibit 3.2 to the Registrant's Form 10-K and incorporated by reference herein).

3.3	Amendment Nos. 1 to 6 the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index™ Fund (Filed as Exhibit 3.3 to the Registrant's Form 10-K and incorporated by reference herein).

14.1	Code of Ethics (Filed as Exhibit 14.1 to the Registrant's Form 10-K and incorporated by reference herein).

31.1	Certification of President of the Manager Pursuant to Rule 13A-15(e) and Rule 15D-15(e), of the Securities Exchange Act.

31.2	Certification of Vice President and Chief Operating Officer of the Manager Pursuant to Rule 13A-15(e) and Rule 15D-15(e), of the Securities Exchange Act.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Vice President and Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MLM Index™ Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 25, 2008

MLM INDEX™ FUND

By: /s/ Timothy J. Rudderow
Timothy J. Rudderow, President
Mount Lucas Management Corporation
Manager