Form 10-Q
period 2008-03-31
MLM INDEX FUND
filed 2008-05-15
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ____________ to _____________

COMMISSION FILE NUMBER 0-49767

MLM INDEX™ FUND
(Exact name of registrant as specified in its charter)

DELAWARE	Unleveraged Series: 22-2897229
Leveraged Series: 22-3722683
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐  No ☒

MLM Index™ Fund
Index to FORM 10Q
March 31, 2008

Index

Item 1.	Financial Statements.
MLM Index™ Fund
Interim Statements of Financial Condition
As of March 31, 2008 (Unaudited) and December 31, 2007 (Audited)

	March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$120,372,047	$114,829,920
Due from broker	7,066,386	5,034,630
Interest receivable	376,653	151,118
Other assets	1,268	1,268
Total assets	$127,816,354	$120,016,936

Liabilities and investors’ interest
Redemptions payable	$728,842	$1,506,542
Brokerage commissions payable	81,849	70,647
Management fee payable	94,492	88,593
Accrued expenses	538,694	465,423
Subscriptions received in advance	−	500,000
Total liabilities	1,443,877	2,631,205

Investors’ interest	126,372,477	117,385,731
Total liabilities and investors’ interest	$127,816,354	$120,016,936

See Notes to Unaudited Interim Financial Statements.

Index

MLM Index™ Fund
Interim Condensed Schedules of Investments
March 31, 2008 (Unaudited)

Security Description	Number of Contracts	Unrealized appreciation/ (depreciation)	Percentage of Investors' Interest

Futures
Long futures contracts
Financial	1,107	$4,495,612	3.56%
Commodity	1,031	(886,257)	(0.70)
	2,138	3,609,355	2.86
Short futures contracts
Commodity	138	302,220	0.24
	138	302,220	0.24

Net unrealized gain on open contracts		$3,911,575	3.10%

December 31, 2007 (Audited)

Security Description	Number of Contracts	Unrealized appreciation (depreciation)	Percentage of Investors' Interest

Futures
Long futures contracts
Financial	944	$(625,471)	(0.53%)
Commodity	925	2,219,094	1.89
	1,869	1,593,623	1.36

Short futures contracts
Financial	101	1,443	0.00
Commodity	238	152,363	0.13
	339	153,806	0.13

Net unrealized gain on open contracts		$1,747,429	1.49%

See Notes to Unaudited Interim Financial Statements.

Index

MLM Index™ Fund
Unaudited Interim Statements of Operations

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Investment income
Interest	$1,029,564	$3,262,336

Expenses
Brokerage commissions	241,685	519,517
Management fee	270,223	540,091
Operating expenses	219,206	465,750
Total expenses	731,114	1,525,358

Net investment income	298,450	1,736,978

Realized and unrealized gain (loss) on investments
Net realized gain (loss)	5,319,860	(923,663)
Net change in unrealized appreciation (depreciation) on investments	2,232,845	(5,864,621)
Net realized and unrealized gain (loss) on investments	7,552,705	(6,788,284)

Net income (loss)	$7,851,155	$(5,051,306)

See Notes to Unaudited Interim Financial Statements.

Index

MLM Index™ Fund
Unaudited Interim Statement of Changes in Investors’ Interest
For the three months ended March 31, 2008

	Leveraged Series					Unleveraged Series
	Class A	Class B	Class C	Class D	Total	Class A	Class B	Class C	Class D	Total	Total
	Shares	Shares	Shares	Shares	Leveraged	Shares	Shares	Shares	Shares	Unleveraged	Investors’
					Series					Series	Interest
Investors’ interest at December 31, 2007	$7,227,407	$15,754,642	$981	$15,463,453	$38,446,483	$4,770,141	$13,224,027	$1,168	$60,943,912	$78,939,248	$117,385,731

Subscriptions	24,875	632,083	−	2,905,000	3,561,958	6,965	130,234	−	2,125,000	2,262,199	5,824,157
Redemptions	(609,062)	(1,059,566)	−	(44,736)	(1,713,364)	(163,031)	(757,344)	−	(2,054,827)	(2,975,202)	(4,688,566)
Transfers	−	(22,485)	−	−	(22,485)	−	22,485	−	−	22,485	−
Net income	775,655	1,845,843	115	1,851,486	4,473,099	189,528	563,615	50	2,624,863	3,378,056	7,851,155
Investors’ interest at March 31, 2008	$7,418,875	$17,150,517	$1,096	$20,175,203	$44,745,691	$4,803,603	$13,183,017	$1,218	$63,638,948	$81,626,786	$126,372,477

Shares at December 31, 2007	91,630	176,908	14	173,842		44,626	113,169	11	586,472
Subscriptions	295	6,824	−	29,324		64	1,096	−	19,613
Redemptions	(7,382)	(11,017)	−	(450)		(1,491)	(6,271)	−	(19,493)
Transfers	−	(238)	−	−		−	188	−	−
Shares at March 31, 2008	84,543	172,477	14	202,716		43,199	108,182	11	586,592
Net asset value per share: March 31, 2008	$87.75	$99.44	$81.11	$99.52		$111.20	$121.86	$107.16	$108.49

See Notes to Unaudited Interim Financial Statements.

Index

MLM Index™ Fund
Unaudited Interim Statement of Changes in Investors’ Interest
For the three months ended March 31, 2007

	Leveraged Series					Unleveraged Series
	Class A	Class B	Class C	Class D	Total	Class A	Class B	Class C	Class D	Total	Total
	Shares	Shares	Shares	Shares	Leveraged	Shares	Shares	Shares	Shares	Unleveraged	Investors’
					Series					Series	Interest
Investors’ interest at December 31, 2006	$15,191,126	$58,458,477	$1,319,634	$30,659,083	$105,628,320	$11,046,115	$42,824,216	$1,153	$69,724,753	$123,596,237	$229,224,557

Subscriptions	280,291	754,262	−	1,320,000	2,354,553	489,505	1,353,593	−	325,000	2,168,098	4,522,651
Redemptions	(2,689,991)	(28,377,892)	−	(13,084,338)	(44,152,221)	(1,030,865)	(12,989,236)	−	(1,415,478)	(15,435,579)	(59,587,800)
Transfers	−	(45,246)	−	−	(45,246)	−	45,246	−	−	45,246	−
Net loss	(778,606)	(2,148,315)	(64,691)	(1,452,468)	(4,444,080)	(88,580)	(200,229)	(7)	(318,410)	(607,226)	(5,051,306)
Investors’ interest at March 31, 2007	$12,002,820	$28,641,286	$1,254,943	$17,442,277	$59,341,326	$10,416,175	$31,033,590	$1,146	$68,315,865	$109,766,776	$169,108,102

Shares at December 31, 2006	180,974	626,170	17,350	331,595	1,156,089	103,829	371,905	11	683,959	1,159,704	2,315,793
Subscriptions	3,391	8,353	−	14,899	26,643	4,613	11,804	−	3,198	19,615	46,258
Redemptions	(33,396)	(311,320)	−	(148,495)	(493,211)	(9,732)	(113,061)	−	(13,947)	(136,740)	(629,951)
Transfers	−	(521)	−	−	(521)	−	396	−	−	396	(125)
Shares at March 31, 2007	150,969	322,682	17,350	197,999	689,000	98,710	271,044	11	673,210	1,042,975	1,731,975
Net asset value per share: March 31, 2007	$79.50	$88.76	$72.33	$88.09		$105.52	$114.50	$100.73	$101.48

See Notes to Unaudited Interim Financial Statements.

Index

MLM Index™ Fund
Unaudited Interim Statements of Cash Flows

	For the three months ended March 31, 2008	For the three months ended March 31, 2007

Cash flows from operating activities
Net income (loss)	$7,851,155	$(5,051,306)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Unrealized (appreciation) depreciation on investments	(2,232,845)	5,864,621
Realized (gain) loss on investments	(5,319,860)	923,663
Net change in operating assets and liabilities:
Due from broker	5,520,949	46,798,963
Interest receivable	(225,535)	(1,342,859)
Brokerage commissions payable	11,202	(53,443)
Management fee payable	5,899	(48,102)
Accrued expenses	73,271	134,309
Net cash and cash equivalents provided by operating activities	5,684,236	47,225,846

Cash flows from financing activities
Subscriptions received, net of selling commissions	5,324,157	4,482,651
Net redemptions	(5,466,266)	(62,360,466)
Net cash and cash equivalents used in financing activities	(142,109)	(57,877,815)

Net increase (decrease) in cash and cash equivalents	5,542,127	(10,651,969)
Cash and cash equivalents at beginning of period	114,829,920	233,557,725
Cash and cash equivalents at end of period	$120,372,047	$222,905,756

See Notes to Unaudited Interim Financial Statements.

Index

MLM Index TM Fund
Notes to Unaudited Interim Financial Statements (continued)
March 31, 2008

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Due from Brokers

The Trust’s trading activities utilize one broker located in the United States. Due from broker represents cash balances held, unrealized profit or loss on futures contracts, and amounts receivable or payable for transactions not settled at March 31, 2008 and December 31, 2007.

Fair Value Measurements

The Trust adopted the provisions of SFAS 157 effective as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. In addition, SFAS 157 requires an issuer to incorporate changes in its own credit spreads when determining the fair value of its liabilities.

Index

MLM Index TM Fund
Notes to Unaudited Interim Financial Statements (continued)
March 31, 2008

2. Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

In accordance with SFAS 157, the Trust has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the statement of assets and liabilities are categorized based on the inputs to the valuation techniques as follows:

Level 1:

Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market (examples include active exchange-traded equity securities, listed derivatives, most U.S. government and agency securities, and certain other sovereign government obligations).

Level 2:

Financial assets and liabilities whose values are based on the following:
a)	Quoted prices for similar assets or liabilities in active markets (for example, restricted stock);
b)	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);
c)
Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including interest rate and currency swaps); and

d)
Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability (for example, certain mortgage loans).

Level 3:

Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include private equity investments, certain commercial mortgage whole loans and long-dated or complex derivatives, including certain foreign exchange options and long-dated options on gas and power).

As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2008 all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

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

Index

MLM Index TM Fund
Notes to Unaudited Interim Financial Statements (continued)
March 31, 2008

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

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

	March 31, 2008	December 31, 2007

Overnight money markets	$11,511,000	$12,242,000
Money market securities	108,875,016	102,621,838
Cash in Checking Account	(13,969)	(33,918)
Total	$120,372,047	$114,829,920

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

Index

MLM Index TM Fund
Notes to Unaudited Interim Financial Statements (continued)
March 31, 2008

5. Margin Requirements

The Trust had margin requirements of $7,128,722 and $5,135,649 at March 31, 2008 and December 31, 2007, respectively, which were satisfied by net unrealized profits and cash held at the broker.

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

The following table reflects the fair value of the Trust’s derivative financial instruments:

	Fair Value at
	March 31, 2008		December 31, 2007
	Assets	Liabilities	Assets	Liabilities
Financial futures	$4,722,202	$226,590	$(625,471)	$1,443
Commodity futures	1,781,098	2,365,135	2,219,094	152,363
Total	$6,503,300	$2,591,725	$1,593,623	$153,806

Index

MLM Index TM Fund
Notes to Unaudited Interim Financial Statements (continued)
March 31, 2008

8. Financial Highlights

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the three months ended March 31, 2008:

	Leveraged Series				Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2007	$78.88	$89.06	$72.63	$88.95	$106.89	$116.86	$102.77	$103.92
Income from investment operations:
Net investment income (expense)	(0.08)	0.26	0.07	0.26	0.37	0.70	0.49	0.62
Net realized and unrealized gain on investment transactions	8.95	10.12	8.41	10.31	3.94	4.30	3.90	3.95
Total from investment operations	8.87	10.38	8.48	10.57	4.31	5.00	4.39	4.57
Net asset value per share at March 31, 2008	$87.75	$99.44	$81.11	$99.52	$111.20	$121.86	$107.16	$108.49

Total Return:	11.24%	11.66%	11.68%	11.88%	4.03%	4.28%	4.27%	4.40%

Ratio to Average Investors’ Interest:
Net investment income (expense)	(0.10)%	0.27%	0.09%	0.27%	0.34%	0.34%	0.46%	0.59%
Expenses	(0.93)%	(0.55)%	(0.74)%	(0.55)%	(0.53)%	(0.28)%	(0.41)%	(0.28)%

Total return is calculated as the change in the net asset value per share for the three months ended March 31, 2008.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the three months ended March 31, 2008.

Index

MLM Index TM Fund
Notes to Unaudited Interim Financial Statements (continued)
March 31, 2008

8. Financial Highlights (continued)

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the three months ended March 31, 2007:

	Leveraged Series				Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2006	$83.94	$93.36	$76.06	$92.46	$106.39	$115.15	$101.32	$101.94
Income from investment operations:
Net investment income	0.36	0.75	0.47	0.74	1.23	1.62	1.30	1.44
Net realized and unrealized loss on investment transactions	(4.80)	(5.35)	(4.20)	(5.11)	(2.10)	(2.28)	(1.89)	(1.90)
Total from investment operations	(4.44)	(4.60)	(3.73)	(4.37)	(0.87)	(0.66)	(0.59)	(0.46)
Net asset value per share at March 31, 2007	$79.50	$88.76	$72.33	$88.09	$105.52	$114.49	$100.73	$101.48

Total Return:	(5.28)%	(4.93)%	(4.90)%	(4.72)%	(0.81)%	(0.57)%	(0.58)%	(0.46)%

Ratio to Average Investors’ Interest:
Net investment income	0.50%	1.17%	0.64%	1.19%	1.20%	1.20%	1.29%	1.43%
Expenses	(1.04)%	(0.75)%	(0.73)%	(0.77)%	(0.57)%	(0.35)%	(0.43)%	(0.31)%

Total return is calculated as the change in the net asset value per share for the three months ended March 31, 2007.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the three months ended March 31, 2007.

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Trust is a business trust organized under the laws of Delaware.  The Trust engages primarily in the speculative trading of a diversified portfolio of futures contracts using the MLM Index™ Trading Program (the “Trading Program”).  Generally speaking, futures contracts are standardized contracts made on or through a commodity exchange and provide for future delivery of commodities such as precious metals, foreign currencies or financial instruments.  Certain contracts can be settled only on a cash basis such as stock index futures contracts and Eurodollar futures contracts ..  The Trust's objective is the appreciation of its assets through speculative trading.  The Trust began trading on January 4, 1999.

Mount Lucas Management Corporation (the “Manager”), a Delaware corporation, acts as the manager and trading advisor of the Trust.  The Manager was formed in 1986 to act as an investment manager.  As of March 31, 2008, the Manager had approximately $1.7 billion of assets under advisement.  The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA").  The Manager does and may in the future operate other investment vehicles.

The Trust and the Manager maintain their principal business office at 47 Hulfish Street, Suite 510, Princeton, New Jersey 08542 and their telephone number is (609) 924-8868.

The purpose of the Trust is to replicate the results of the MLM Index™, an index designed to measure the risk premium available to futures traders.  Designed as such, the results of the Trust depend on two factors, the results of the MLM Index™ itself, and the Manager's ability to replicate that Index.  It is important to note that the Manager also calculates the results of the MLM Index™.  Thus, their role is twofold - to calculate the results of the MLM Index™, and to replicate the results of the MLM Index™ for the Trust.  Any changes made to the composition of the MLM Index™ by the MLM Index™ Committee of the Manager will affect the trading of the Trust, since the objective of the Trust is to replicate the MLM Index™ as published.

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

The volatility of the constituent markets in the MLM Index™ can affect the results of the Trust.  The influences on this volatility are varied and unpredictable.  However, since the objective of the Trust is to replicate the MLM Index™, the Manager takes no unusual action to mitigate this volatility.  The role of the Manager is to buy or sell the appropriate number of futures contracts in each constituent market such that the aggregate return of those positions replicates as closely as possible the results of the MLM Index™.

Index

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

FASB Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for the interim periods that fall within those fiscal years.

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

The balance of the assets of the Trust is held in two separate custodial accounts at State Street Bank (the “Bank”).  The Trust has contracted with Credit Suisse Asset Management (CSAM) to manage the money in these accounts so as to maximize the interest income, which accrues to the Trust, while maintaining strict credit controls as determined by the Commodities Exchange Act.  When CGM requires additional assets to maintain the positions for the Trust, the Bank makes a wire transfer to CGM.  If CGM has surplus assets in the accounts, CGM makes a wire transfer to the accounts at the Bank.

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

Index

The Trust purchases and sells futures in financial instruments and commodities.  The Trust records its derivative activities on a mark-to-market basis with realized and unrealized gains (losses) recognized currently in the statements of operations and in due from brokers on the statements of financial condition.   FASB Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for the interim periods that fall within those fiscal years.  As of March 31, 2008 and December 31, 2007, all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

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

Index

The Trust incurs various kinds of credit risk in its operations.  In order to facilitate the trading of the Trust, assets must be placed with both Futures Commission Merchants and Broker/Dealers.  Management of the Trust deals only with established registered firms in both capacities, and monitors their financial condition on an ongoing basis. In addition, if the Trust were to enter into over-the-counter (“OTC”) transactions, additional counterparty risk would be incurred.  There were no OTC transactions for the three months ending March 31, 2008.

Results of Operations

At March 31, 2008, the Trust had assets of $127,816,354 and liabilities of $1,443,877 compared with assets of $120,016,936 and liabilities of $2,631,205 at December 31, 2007.  Changes in the net assets of the Trust are the result of subscriptions and redemptions to the Trust, and the net income (loss) from operations, including the results from futures trading, interest income, and fees and expenses.  For the three-month period ended March 31, 2008, subscriptions to the Trust totaled $5,824,157 and redemptions totaled $4,688,566.  During the three-month period ended March 31, 2008, the Trust had a net income of $7,851,155 compared with a net loss of $5,051,306 for the same period in 2007.  Some expenses of the Trust are based on a percentage of net assets, and therefore increase or decrease as the net assets of the Trust increase or decrease.

The Trust’s net income is directly related to the performance of the MLM Index™, which the Trust is designed to replicate.  For the three months ended March 31, 2008, MLM Index™ performance was a positive 3.78%.  Performance was a negative (1.68%) for the same period ended March 31, 2007.  The Trust’s performance may be negative in years when the MLM Index™ is positive due to the timing of subscriptions and redemptions, the fees charged and/or the allocation of assets between the Unleveraged and Leveraged Series of the Trust.  Since inception of the Trust, the correlation of monthly results between the Unleveraged Series of the Trust and the MLM Index™ adjusted for fees is 0.99.  The correlation between the Leveraged Series of the Trust and the MLM Index™ adjusted for leverage and fees is 0.99.

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

The market risk, or VAR of the Trust, is directly related to the composition of the MLM Index™.  Each month, the position of the MLM Index™ can be either long or short based on a 252 business day moving average rule.  Since positions can be offset inside of sectors (one contract long in a particular commodity and one contract short in a related commodity), specific sector risk is less relevant than the historical risk of the MLM Index™ as a whole.  Since the objective of the Trust is to replicate the MLM Index™, it is reasonable to use the historic values of that Index to estimate market risk.

Index

The VAR of the Trust is calculated as follows:

1.
The Manager calculates the standard deviation of the historical returns of the MLM Index™ over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years.  Those results for the period ended March 31, 2008 are 0.26% and 1.80% respectively.  It is important to note that this calculation is made on the historical data of the MLM Index™.  It is not based on the actual trading of the Trust and, accordingly, does not include any operational risk.  The standard deviation is used to measure the dispersion of the returns of the MLM Index™ over time.

2.
For the purposes of VAR, an attempt is made to estimate the size of a loss that may occur with some small probability.  VAR does not estimate the possibility of a total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  Using this methodology, for daily returns, this estimate is a loss of 0.92%.  For monthly returns, the estimate is a loss of 6.35%.

3.
To ascertain a dollar loss amount for the Trust, the assets of the Trust as of March 31, 2008 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the Unleveraged MLM Index™, so Trust assets must be adjusted for the distribution of assets among the Unleveraged and Leveraged Series of the Trust, with the leveraged assets having three times the risk of the Unleveraged assets.  Based on the asset levels as of March 31, 2008, the Manager estimates that the Trust could expect to lose approximately $2 million in any given day and $13.7 million in any given month.

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

Index

Item 4.	Controls and Procedures.

The President and the Chief Operating Officer of the Manager (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner.  The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level.  As of March 31, 2008, the Certifying Officers evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act).  Furthermore, the Certifying Officers concluded that disclosure controls and procedures in place were designed to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are (i) recorded, processed, summarized and reported on a timely basis in accordance with Commission rules and regulations; and (ii) accumulated and communicated to the Certifying Officers and other persons that perform similar functions, if any, to allow them to make timely decisions regarding required disclosure in periodic filings.  There have been no significant changes in the Trust’s internal control over financial reporting in the quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect the Trust’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The Manager is not aware of any proceedings threatened or pending against the Trust and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.

Item 1a. Risk Factors.

None.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	Leveraged Series				Unleveraged Series

	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
Jan-08 Subscriptions $	$14,925	$605,816	$0	$200,000	$6,965	$114,366	$0	$75,000
Subscriptions Units	183	6,560	0	2,167	64	966	0	712
# of Purchasers	1	5	0	2	1	3	0	1
Unit Price	$81.69	$92.35	$75.31	$92.30	$108.24	$118.43	$104.15	$105.36

Feb-08 Subscriptions $	$9,950	$22,835	$0	$850,000	$0	$14,875	$0	$2,000,000
Subscriptions Units	113	229	0	2,167	0	122	0	18,440
# of Purchasers	1	3	0	2	0	2	0	1
Unit Price	$88.15	$99.76	$81.37	$99.78	$111.30	$121.87	$107.17	$108.46

Mar-08 Subscriptions $	0	$3,432	$0		$0	$993	$0	$50,000
Subscriptions Units	0	34	0		0	8	0	461
# of Purchasers	0	1	0	12	0	1	0	1
Unit Price	$87.75	$99.44	$81.11	$99.52	$111.20	$121.86	$107.16	$108.49

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits and Reports of Form 8-K.

(a) Reports on Form 8-K

20	Filing of 2007 Form 10-K was delayed beyond the April 14, 2008 extension deadline for reasons set forth in Form 8-K filed April 15, 2008 (incorporated by reference).

(b) Exhibits

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By:   Mount Lucas Management Corporation
Its:  Manager

By:  /s/ Timothy J. Rudderow
Timothy J. Rudderow, President

Date: May 13, 2008