Form 10-Q
period 2008-06-30
MLM INDEX FUND
filed 2008-08-12
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Yes  ☒     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,”  “large accelerated filer,” and “smaller reporting company” “ in Rule 12-b-2 of the Exchange Act. (Check One):
Large Accelerated Filer  ☐     Accelerated Filer  ☐     Non-Accelerated Filer  ☒     Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes  ☐     No  ☒

MLM Index™ Fund
Index to FORM 10Q
June 30, 2008

Index

Item 1.	Financial Statements.

MLM Index™ Fund
Condensed Statements of Financial Condition
As of June 30, 2008 (Unaudited) and December 31, 2007 (Audited)

	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$122,526,661	$114,829,920
Due from broker	5,745,016	3,287,201
Net unrealized gain on open futures contracts, at fair value	2,428,097	1,747,429
Interest receivable	240,256	151,118
Other assets	1,268	1,268
Total assets	$130,941,298	$120,016,936

Liabilities and investors’ interest
Redemptions payable	$161,817	$1,506,542
Brokerage commissions payable	73,493	70,647
Management fee payable	94,764	88,593
Accrued expenses	590,933	465,423
Subscriptions received in advance	−	500,000
Total liabilities	921,007	2,631,205

Investors’ interest	130,020,291	117,385,731
Total liabilities and investors’ interest	$130,941,298	$120,016,936

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Condensed Schedules of Investments
As of June 30, 2008 (Unaudited) and December 31, 2007 (Audited)

		Unrealized	Percentage of
June 30, 2008 (Unaudited)	Number of	appreciation/	Investors'
Security Description	Contracts	(depreciation)	Interest

Futures
Long futures contracts
Financial	738	$279,892	0.22%
Commodity	684	1,857,032	1.43%
		2,136,924	1.65%
Short futures contracts
Financial	448	380,997	0.29%
Commodity	356	(89,824)	(0.07%)
		291,173	0.22%

Net unrealized gain on open futures contracts, at fair value		$2,428,097	1.87%

December 31, 2007 (Audited)

		Unrealized	Percentage of
	Number of	appreciation	Investors'
Security Description	Contracts	(depreciation)	Interest

Futures
Long futures contracts
Financial	944	$(625,471)	(0.53%)
Commodity	925	2,219,094	1.89
		1,593,623	1.36
Short futures contracts
Financial	101	1,443	0.00
Commodity	238	152,363	0.13
		153,806	0.13

Net unrealized gain on open futures contracts, at fair value		$1,747,429	1.49%

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statements of Operations

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Investment income
Interest	$679,826	$1,857,791	$1,709,390	$5,120,128

Expenses
Brokerage commissions	252,618	359,524	494,303	879,041
Management fee	286,207	385,249	556,430	925,340
Operating expenses	217,387	360,512	436,593	757,587
Total expenses	756,212	1,105,285	1,487,326	2,561,968

Net investment income (expense)	(76,386)	752,506	222,064	2,558,160

Realized and unrealized gain (loss) on investments
Net realized gain (loss)	4,834,030	(5,544,009)	10,153,890	(6,467,672)
Net gain (loss) on change in unrealized appreciation (depreciation) on investments and foreign currency	(1,496,996)	5,644,941	735,849	(288,356)
Net realized and unrealized gain (loss) on investments	3,337,034	100,932	10,889,739	(6,756,028)

Net income (loss)	$3,260,648	$853,438	$11,111,803	$(4,197,868)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statement of Changes in Investors’ Interest
For the six months ended June 30, 2008

	Leveraged Series					Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Total Investors’ Interest
Investors’ interest at December 31, 2007	$7,227,407	$15,754,642	$981	$15,463,453	$38,446,483	$4,770,141	$13,224,027	$1,168	$60,943,912	$78,939,248	$117,385,731
Subscriptions	217,905	705,916	−	6,245,000	7,168,821	19,900	266,560	−	2,150,000	2,436,460	9,605,281
Redemptions	(1,118,643)	(2,829,308)	−	(375,717)	(4,323,668)	(442,081)	(1,201,948)	−	(2,114,827)	(3,758,856)	(8,082,524)
Transfers	(24,976)	(1,423)	−	−	(26,399)	−	26,399	−	−	26,399	−
Net income	1,047,300	2,502,362	160	2,805,114	6,354,936	251,418	771,891	70	3,733,488	4,756,867	11,111,803

Investors’ interest at June 30, 2008	$7,348,993	$16,132,189	$1,141	$24,137,850	$47,620,173	$4,599,378	$13,086,929	$1,238	$64,712,573	$82,400,118	$130,020,291

Shares at December 31, 2007	91,630	176,908	14	173,842		44,626	113,169	11	586,472
Subscriptions	2,510	7,558	−	62,269		180	2,210	−	19,844
Redemptions	(13,150)	(28,688)	−	(3,750)		(4,005)	(9,926)	−	(20,043)
Transfers	(289)	(20)	−	−		−	220	−	−

Shares at June 30, 2008	80,701	155,758	14	232,361		40,801	105,673	11	586,273
Net asset value per share: June 30, 2008	$91.06	$103.57	$84.50	$103.88		$112.73	$123.84	$108.89	$110.38

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statement of Changes in Investors’ Interest
For the six months ended June 30, 2007

	Leveraged Series					Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Total Investors’ Interest
Investors’ interest at December 31, 2006	$15,191,126	$58,458,477	$1,319,634	$30,659,083	$105,628,320	$11,046,115	$42,824,216	$1,153	$69,724,753	$123,596,237	$229,224,557
Subscriptions	307,157	916,133	−	1,420,000	2,643,290	489,505	1,847,154	−	375,000	2,711,659	5,354,949
Redemptions	(4,871,093)	(33,250,040)	(586,794)	(15,587,933)	(54,295,860)	(1,561,865)	(16,027,619)	−	(1,475,478)	(19,064,962)	(73,360,822)
Transfers	−	(80,404)	−	−	(80,404)	−	80,404	−	−	80,404	−
Net loss	(758,400)	(1,995,727)	(56,864)	(1,322,627)	(4,133,618)	(68,583)	(64,480)	(2)	68,815	(64,250)	(4,197,868)

Investors’ interest at June 30, 2007	$9,868,790	$24,048,439	$675,976	$15,168,523	$49,761,728	$9,905,172	$28,659,675	$1,151	$68,693,090	$107,259,088	$157,020,816

Shares at December 31, 2006	180,974	626,170	17,350	331,595		103,829	371,905	11	683,959
Subscriptions	3,730	10,172	−	16,034		4,613	16,105	−	3,687
Redemptions	(60,852)	(366,101)	(8,066)	(176,828)		(14,765)	(139,531)	−	(14,537)
Transfers	−	(915)	−	−		−	702	−	−

Shares at June 30, 2007	123,852	269,326	9,284	170,801		93,677	249,181	11	673,109
Net asset value per share: June 30, 2007	$79.68	$89.29	$72.78	$88.81		$105.74	$115.01	$101.18	$102.05

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statements of Cash Flows

	For the six months ended	For the six months ended
	June 30, 2008	June 30, 2007

Cash flows from operating activities
Net income (loss)	$11,111,803	$(4,197,868)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Net change in operating assets and liabilities:
Due from broker	(2,457,815)	3,013,486
Net unrealized gain on open futures contracts	(680,668)	217,719
Interest receivable	(89,138)	296,820
Brokerage commissions payable	2,846	(90,227)
Management fee payable	6,171	(83,383)
Accrued expenses	125,510	(208,174)
Net cash and cash equivalents provided by (used in) operating activities	8,018,709	(1,051,627)

Cash flows from financing activities
Subscriptions received, net of selling commissions	9,105,281	5,314,949
Net redemptions, including payments of redemptions payable	(9,427,249)	(84,114,029)
Net cash and cash equivalents used in financing activities	(321,968)	(78,799,080)

Net increase (decrease) in cash and cash equivalents	7,696,741	(79,850,707)
Cash and cash equivalents at beginning of period	114,829,920	233,557,725
Cash and cash equivalents at end of period	$122,526,661	$153,707,018

Supplemental disclosures of non-cash financing activities:
Subscriptions recorded which were received in advance	$500,000	40,000

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
June 30, 2008

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted.  In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Trust as of June 30, 2008 and the results of its operations for the three and six months ended June 30, 2008 and 2007.  The operating results for these interim periods may not be indicative of the results expected for a full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid financial instruments with maturities of three months or less, when purchased.

Due from Brokers

The Trust’s trading activities utilize one broker located in the United States. Due from broker represents cash balances held and amounts receivable or payable for transactions not settled on June 30, 2008 and December 31, 2007.

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

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
June 30, 2008 (continued)

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

As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2008 and December 31, 2007 all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

The Trust’s trading positions are valued at market value and cash equivalents are carried at their net asset value per share including accrued interest, as applicable. All positions including the net unrealized appreciation or depreciation are included under the caption “net unrealized gain on open futures contracts” on the statements of financial condition. Market value is principally based on listed market prices or broker or dealer price quotations. The resulting change in unrealized profit or loss is reflected in net gain (loss) on change in unrealized appreciation (depreciation) on investments on the statements of operations.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
June 30, 2008 (continued)

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

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

	June 30, 2008	December 31, 2007

Overnight money markets	$10,283,000	$12,242,000
Money market securities	111,871,133	102,621,838
Cash in checking account	372,528	(33,918)

Total	$122,526,661	$114,829,920

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

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
June 30, 2008 (continued)

5. Margin Requirements

The Trust had margin requirements of $6,253,623 and $5,135,649 at June 30, 2008 and December 31, 2007, respectively, which were satisfied by net unrealized profits and cash held at the broker.

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

The Trust purchases and sells futures in financial instruments and commodities.  The Trust records its derivative activities on a mark-to-market basis. The fair value of the derivative financial instruments held by the Trust is presented as net unrealized gain on open futures contracts on the statement of financial condition. Realized gains and losses and the net gain (loss) or change in the unrealized appreciation or depreciation on the derivative instruments are recognized in the statements of operations.

The following table reflects the fair value of the Trust’s derivative financial instruments:

	Fair Value at
	June 30, 2008		December 31, 2007
	Assets	Liabilities	Assets	Liabilities
Financial futures	$1,412,880	$(751,991)	$(625,471)	$1,443
Commodity futures	2,360,985	(593,777)	2,219,094	152,363

Total	$3,773,865	$(1,345,768)	$1,593,623	$153,806

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
June 30, 2008 (continued)

8. Financial Highlights

 The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the six months ended June 30, 2008:

	Leveraged Series				Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2007	$78.88	$89.06	$72.63	$88.95	$106.89	$116.86	$102.77	$103.92
Income from investment operations:
Net investment income (expense)	(0.43)	0.24	(0.10)	0.24	0.40	1.04	0.65	0.92
Net realized and unrealized gain on investment transactions	12.61	14.27	11.97	14.69	5.44	5.94	5.47	5.54
Total from investment operations	12.18	14.51	11.87	14.93	5.84	6.98	6.12	6.46

Net asset value per share at June 30, 2008	$91.06	$103.57	$84.50	$103.88	$112.73	$123.84	$108.89	$110.38

Total Return:	15.44%	16.29%	16.34%	16.78%	5.46%	5.97%	5.96%	6.22%

Ratio to Average Investors’ Interest:
Net investment income (expense)	(0.49)	0.26	(0.13)	0.19	0.38	0.38	0.60	0.84
Expenses	(1.83)	(1.11)	(1.41)	(0.95)	(1.07)	(0.56)	(0.80)	(0.55)

Total return is calculated as the change in the net asset value per share for the six months ended June 30, 2008.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the six months ended June 30, 2008.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
June 30, 2008 (continued)

8. Financial Highlights (continued)

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the six months ended June 30, 2007:

	Leveraged Series				Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2006	$83.94	$93.36	$76.06	$92.46	$106.39	$115.15	$101.32	$101.94
Income from investment operations:
Net investment income	0.71	1.48	0.93	1.46	1.67	2.39	1.85	2.12
Net realized and unrealized loss on investment transactions	(4.97)	(5.54)	(4.20)	(5.12)	(2.32)	(2.52)	(1.99)	(2.00)
Total from investment operations	(4.26)	(4.06)	(3.27)	(3.66)	(0.65)	(0.13)	(0.14)	0.12

Net asset value per share at June 30, 2007	$79.68	$89.30	$72.79	$88.80	$105.74	$115.02	$101.18	$102.06

Total Return:	(5.07)%	(4.36)%	(4.31)%	(3.95)%	(0.61)%	(0.12)%	(0.14)%	0.11%

Ratio to Average Investors’ Interest:
Net investment income	1.00%	1.99%	1.64%	1.98%	1.64%	1.64%	1.83%	2.09%
Expenses	(2.13)%	(1.37)%	(2.00)%	(1.37)%	(1.14)%	(0.65)%	(0.85)%	(0.60)%

Total return is calculated as the change in the net asset value per share for the six months ended June 30, 2007.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the six months ended June 30, 2007.

9. Reclassifications

Certain amounts and balances from the prior periods have been reclassified to conform with the current period presentation.

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

Mount Lucas Management Corporation (the “Manager”), a Delaware corporation, acts as the manager and trading advisor of the Trust.  The Manager was formed in 1986 to act as an investment manager.  As of June 30, 2008, the Manager had approximately $1.7 billion of assets under advisement.  The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA").  The Manager does and may in the future operate other investment vehicles.

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

The Trust records all investments at fair value in its financial statements, with changes in fair value reported as a component of “realized and unrealized gain (loss)” on investments in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, significant judgments and estimates by the Manager are involved in determining fair value in the absence of an active market closing price.

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

Index

The Trust purchases and sells futures in financial instruments and commodities.  The Trust records its derivative activities on a mark-to-market basis with realized and unrealized gains (losses) recognized currently in the statements of operations.

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

Index

The Trust incurs various kinds of credit risk in its operations.  In order to facilitate the trading of the Trust, assets must be placed with both Futures Commission Merchants and Broker/Dealers.  Management of the Trust deals only with established registered firms in both capacities, and monitors their financial condition on an ongoing basis. In addition, if the Trust were to enter into over-the-counter (“OTC”) transactions, additional counterparty risk would be incurred.  There were no OTC transactions for the six months ending June 30, 2008.

Results of Operations

At June 30, 2008, the Trust had assets of $130,941,298 and liabilities of $921,007 compared with assets of $120,016,936 and liabilities of $2,631,205 at December 31, 2007.  Changes in the net assets of the Trust are the result of subscriptions and redemptions to the Trust, and the net income (loss) from operations, including the results from futures trading, interest income, and fees and expenses.  For the six-month period ended June 30, 2008, subscriptions to the Trust totaled $9,605,281 and redemptions totaled $8,082,524.  During the six-month period ended June 30, 2008, the Trust had a net income of $11,111,803 compared with a net loss of $4,197,868 for the same period in 2007.  Some expenses of the Trust are based on a percentage of net assets, and therefore increase or decrease as the net assets of the Trust increase or decrease.

The Trust’s net income is directly related to the performance of the MLM Index™, which the Trust is designed to replicate.  For the six months ended June 30, 2008, MLM Index™ performance was a positive 5.46%.  Performance was a positive 0.87% for the same period ended June 30, 2007.  The Trust’s performance may be negative in years when the MLM Index™ is positive due to the timing of subscriptions and redemptions, the fees charged and/or the allocation of assets between the Unleveraged and Leveraged Series of the Trust.  Since inception of the Trust, the correlation of monthly results between the Unleveraged Series of the Trust and the MLM Index™ adjusted for fees is 0.99.  The correlation between the Leveraged Series of the Trust and the MLM Index™ adjusted for leverage and fees is 0.99.

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

Index

The VAR of the Trust is calculated as follows:

1.
The Manager calculates the standard deviation of the historical returns of the MLM Index™ over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years.  Those results for the period ended June 30, 2008 are 0.31% and 6.26% respectively.  It is important to note that this calculation is made on the historical data of the MLM Index™.  It is not based on the actual trading of the Trust and, accordingly, does not include any operational risk.  The standard deviation is used to measure the dispersion of the returns of the MLM Index™ over time.

2.
For the purposes of VAR, an attempt is made to estimate the size of a loss that may occur with some small probability.  VAR does not estimate the possibility of a total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  Using this methodology, for daily returns, this estimate is a loss of 1.09%.  For monthly returns, the estimate is a loss of 6.38%.

3.
To ascertain a dollar loss amount for the Trust, the assets of the Trust as of June 30, 2008 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the Unleveraged MLM Index™, so Trust assets must be adjusted for the distribution of assets among the Unleveraged and Leveraged Series of the Trust, with the leveraged assets having three times the risk of the Unleveraged assets.  Based on the asset levels as of June 30, 2008, the Manager estimates that the Trust could expect to lose approximately $2.5 million in any given day and $14.4 million in any given month.

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

The President and the Chief Operating Officer of the Manager (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner.  The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level.  As of June 30, 2008, the Certifying Officers evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act).  Furthermore, the Certifying Officers concluded that disclosure controls and procedures in place were designed to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are (i) recorded, processed, summarized and reported on a timely basis in accordance with Commission rules and regulations; and (ii) accumulated and communicated to the Certifying Officers and other persons that perform similar functions, if any, to allow them to make timely decisions regarding required disclosure in periodic filings.  There have been no significant changes in the Trust’s internal control over financial reporting in the quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect the Trust’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Manager is not aware of any proceedings threatened or pending against the Trust and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.

Item 1a.	Risk Factors.

None.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Leveraged Series				Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
Apr-08 Subscriptions	$99,500	$37,860	$0	$975,000	$0	$79,403	$0	$25,000
Subscriptions Units	1,153	387	0	9,942	0	654	0	231
# of Purchasers	2	4	0	9	0	4	0	1
Unit Price	$86.30	$97.91	$79.88	$98.07	$110.69	$121.41	$106.76	$108.13

May-08 Subscriptions	$93,530	$1,791	$0	$685,000	$12,935	$3,284	$0	$0
Subscriptions Units	1,062	18	0	6,830	116	27	0	0
# of Purchasers	1	1	0	8	1	1	0	0
Unit Price	$88.08	$100.06	$81.63	$100.29	$111.46	$122.35	$107.58	$109.01

Jun-08 Subscriptions	$0	$34,182	$0	$1,680,000	$0	$53,638	$0	$0
Subscriptions Units	0	330	0	16,172	0	433	0	0
# of Purchasers	0	3	0	15	0	4	0	0
Unit Price	$91.06	$103.57	$84.50	$103.88	$112.73	$123.84	$108.89	$110.38

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits and Reports of Form 8-K.

(a) Reports on Form 8-K

16
Grant Thornton LLP was replaced by Eisner LLP as the MLM Index Fund’s independent registered public accounting firm on June 6, 2008 as indicated by the Form 8-K filed June 10, 2008 (incorporated by reference).

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

Date: August 8, 2008