Form 10-Q
period 2008-09-30
MLM INDEX FUND
filed 2008-11-03
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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
Yes☐   No ☒

MLM Index™ Fund
Index to FORM 10Q
September 30, 2008

PART I – FINANCIAL INFORMATION
Item 1	Financial Statements:	Page Number
Condensed Statements of Financial Condition as of September 30, 2008 (unaudited) and December 31, 2007 (audited)		4

Condensed Schedules of Investments as of September 30, 2008 (unaudited) and December 31, 2007 (audited)		5

Unaudited Condensed Statements of Operations for the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007		6

Unaudited Condensed Statements of Changes in Investors’ Interest for the nine months ended September 30, 2008 and 2007		7-8

Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007		9

Notes to Unaudited Condensed Financial Statements		10-16

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-20

Item 3	Quantitative and Qualitative Disclosures of Market Risk	21-22

Item 4	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	22

Item 1A	Risk Factors	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3	Defaults Upon Senior Securities	23

Item 4	Submission of Matters to a Vote of Security Holders	23

Item 5	Other Information	23

Item 6	Exhibits and Reports on Form 8-K	24

Index

Item 1.	Financial Statements.

MLM Index™ Fund
Condensed Statements of Financial Condition
As of September 30, 2008 (Unaudited) and December 31, 2007 (Audited)

	September 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$40,519,523	$114,829,920
U.S. Government/Agency Securities	59,783,547	-
Due from broker	12,180,355	3,287,201
Net unrealized gain on open futures contracts, at fair value	4,112,164	1,747,429
Interest receivable	518,245	151,118
Other assets	797	1,268
Total assets	$117,114,631	$120,016,936

Liabilities and investors’ interest
Redemptions payable	$515,487	$1,506,542
Brokerage commissions payable	65,434	70,647
Management fee payable	83,355	88,593
Accrued expenses	640,894	465,423
Subscriptions received in advance	−	500,000
Total liabilities	1,305,170	2,631,205

Investors’ interest	115,809,461	117,385,731
Total liabilities and investors’ interest	$117,114,631	$120,016,936

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Condensed Schedules of Investments
As of September 30, 2008 (Unaudited) and December 31, 2007 (Audited)

September 30, 2008 (Unaudited) Security Description (Maturities)	Number of Contracts	Unrealized appreciation/ (depreciation)	Percentage of Investors' Interest

Futures
Long futures contracts
Financial	565	$(423,467)	(0.37%)
		(423,467)	(0.37%)
Short futures contracts
Financial	484	1,652,059	1.43%
Commodity	1,035	2,883,572	2.49%
		4,535,631	3.92%

Net unrealized gain on open futures contracts, at fair value		$4,112,164	3.55%

U.S. Government/Agency Securities	Par Value	Fair Value

Fed’l Home Loan Bk Discount Note – 2.32% due 11/20/08	7,000,000	$6,981,044	6.03%
Fed’l Home Loan Bk Discount Notes – 2.14% - 3.40% due 10/17/08-1/30/09	16,290,000	16,257,638	14.04%
Fed’l Home Loan Bk Discount Note – 3.40% due 1/30/09	9,000,000	8,914,392	7.70%
Fed’l Home Loan Mortgage Corp Discount Note 2.14% due 10/20/08	6,500,000	6,498,284	5.61%
Fed’l Home Loan Mortgage Corp Discount Note 2.14% due 10/20/08	10,000,000	9,997,360	8.63%
Fed’l Home Loan Mortgage Corp Discount Notes 2.14%-2.69% due 10/20/08-12/8/08	7,900,000	7,862,696	6.79%
Fed’l Nat’l Mortgage Association Discount Notes 2.48%-2.69% due 12/4/08-2/27/09	3,300,000	3,272,133	2.83%

Total U.S. Government/Agency securities, at fair value (cost $59,349,506)		$59,783,547

December 31, 2007 (Audited)
Security Description	Number of Contracts	Unrealized Appreciation (depreciation)	Percentage of Investors' Interest

Futures
Long futures contracts
Financial	944	$(625,471)	(0.53%)
Commodity	925	2,219,094	1.89
		1,593,623	1.36
Short futures contracts
Financial	101	1,443	0.00
Commodity	238	152,363	0.13
		153,806	0.13

Net unrealized gain on open futures contracts, at fair value		$1,747,429	1.49%

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statements of Operations

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Investment income
Interest	$780,377	$1,894,085	$2,489,768	$7,014,213

Expenses
Brokerage commissions	237,970	305,025	732,273	1,184,066
Management fee	273,416	327,192	829,846	1,252,532
Operating expenses	213,372	326,239	649,965	1,083,826
Total expenses	724,758	958,456	2,212,084	3,520,424

Net investment income	55,619	935,629	277,684	3,493,789

Realized and unrealized gain (loss) on investments
Net realized loss	(14,316,615)	(6,200,258)	(4,162,725)	(12,667,930)
Net gain on change in unrealized appreciation on investments and foreign currency	1,594,613	4,192,187	2,330,470	3,903,833
Net realized and unrealized loss on investments	(12,722,002)	(2,008,071)	(1,832,255)	(8,764,097)

Net loss	$(12,666,383)	$(1,072,442)	$(1,554,571)	$(5,270,308)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statement of Changes in Investors’ Interest
For the nine months ended September 30, 2008

	Leveraged Series					Unleveraged Series
	Class A	Class B	Class C	Class D	Total	Class A	Class B	Class C	Class D	Total	Total
	Shares	Shares	Shares	Shares	Leveraged	Shares	Shares	Shares	Shares	Unleveraged	Investors’
					Series					Series	Interest
Investors’ interest at December 31, 2007	$7,227,407	$15,754,642	$981	$15,463,453	$38,446,483	$4,770,141	$13,224,027	$1,168	$60,943,912	$78,939,248	$117,385,731
Subscriptions	367,155	906,232	−	8,235,000	9,508,387	19,900	469,871	−	2,150,000	2,639,771	12,148,158
Redemptions	(1,599,888)	(4,684,640)	−	(934,397)	(7,218,925)	(531,094)	(2,245,010)	−	(2,174,828)	(4,950,932)	(12,169,857)
Transfers	(24,976)	(15,736)	−	−	(40,712)	−	40,712	−	−	40,712	−
Net income (loss)	(219,803)	(253,386)	(33)	(1,277,207)	(1,750,429)	(16,784)	31,710	−	180,932	195,858	(1,554,571)

Investors’ interest at September 30, 2008	$5,749,895	$11,707,112	$948	$21,486,849	$38,944,804	$4,242,163	$11,521,310	$1,168	$61,100,016	$76,864,657	$115,809,461

Shares at December 31, 2007	91,630	176,908	14	173,842		44,626	113,169	11	586,472
Subscriptions	4,470	9,821	−	85,009		180	3,936	−	19,843
Redemptions	(19,484)	(50,437)	−	(10,342)		(4,844)	(18,902)	−	(20,615)
Transfers	(290)	(188)	−	−		−	342	−	−

Shares at September 30, 2008	76,326	136,104	14	248,509		39,962	98,545	11	585,700

Net asset value per share: September 30, 2008	$75.33	$86.02	$70.20	$86.46		$106.15	$116.91	$102.78	$104.32

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statement of Changes in Investors’ Interest
For the nine months ended September 30, 2007

	Leveraged Series					Unleveraged Series
	Class A	Class B	Class C	Class D	Total	Class A	Class B	Class C	Class D	Total	Total
	Shares	Shares	Shares	Shares	Leveraged	Shares	Shares	Shares	Shares	Unleveraged	Investors’
					Series					Series	Interest
Investors’ interest at December 31, 2006	$15,191,126	$58,458,477	$1,319,634	$30,659,083	$105,628,320	$11,046,115	$42,824,216	$1,153	$69,724,753	$123,596,237	$229,224,557
Subscriptions	307,157	1,156,900	−	1,420,000	2,884,057	489,505	2,118,901	−	425,000	3,033,406	5,917,463
Redemptions	(7,176,160)	(39,255,097)	(587,049)	(15,587,933)	(62,606,239)	(4,542,352)	(20,336,000)	−	(8,006,830)	(32,885,182)	(95,491,421)
Transfers	−	(101,341)	−	−	(101,341)	(698,080)	799,421	−	−	101,341	−
Net income (loss)	(1,016,780)	(2,703,725)	(70,059)	(1,590,729)	(5,381,293)	(91,306)	(33,870)	−	236,161	110,985	(5,270,308)

Investors’ interest at September 30, 2007	$7,305,343	$17,555,214	$662,526	$14,900,421	$40,423,504	$6,203,882	$25,372,668	$1,153	$62,379,084	$93,956,787	$134,380,291

Shares at December 31, 2006	180,974	626,170	17,350	331,595		103,829	371,905	11	683,959
Subscriptions	3,730	12,934	−	16,034		4,613	18,470	−	4,181
Redemptions	(90,819)	(437,368)	(8,066)	(176,828)		(43,114)	(177,090)	−	(78,616)
Transfers	−	(1,163)	−	−		(6,607)	6,946	−	−

Shares at September 30, 2007	93,885	200,573	9,284	170,801		58,721	220,231	11	609,524

Net asset value per share: September 30, 2007	$77.81	$87.53	$71.36	$87.24		$105.65	$115.21	$101.33	$102.34

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statements of Cash Flows

	For the nine months ended	For the nine months ended
	September 30, 2008	September 30, 2007

Cash flows from operating and investing activities
Net loss	$(1,554,571)	$(5,270,308)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating and investing activities:
Net change in operating assets and liabilities:
Due from broker	(8,893,154)	1,568,797
U.S. Government/Agency securities	(59,783,547)
Net unrealized gain on open futures contracts	(2,364,735)	(3,852,634)
Interest receivable	(367,127)	1,017,565
Other assets	471	−
Brokerage commissions payable	(5,213)	(107,871)
Management fee payable	(5,238)	(108,124)
Accrued expenses	175,471	(20,686)
Net cash and cash equivalents used in operating and investing activities	(72,797,643)	(6,773,261)

Cash flows from financing activities
Subscriptions received, net of selling commissions	11,648,158	5,915,613
Net redemptions, including payments of redemptions payable	(13,160,912)	(108,406,949)
Net cash and cash equivalents used in financing activities	(1,512,754)	(102,491,336)

Net decrease in cash and cash equivalents	(74,310,397)	(109,264,597)
Cash and cash equivalents at beginning of period	114,829,920	233,557,725
Cash and cash equivalents at end of period	$40,519,523	$124,293,128

Supplemental disclosures of non-cash financing activities:
Subscriptions recorded which were received in advance	$500,000	$40,000

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2008

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted.  In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial positions of the Trust as of September 30, 2008 and the results of its operations for the three months and nine months ended September 30, 2008 and 2007.  The operating results for these interim periods many not be indicative of the results expected for a full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with maturities of three months or less, when purchased and, at September 30, 2008, consisted primarily of U.S. Government and Agency Securities.

Due from Brokers

The Trust’s trading activities utilize one broker located in the United States. Due from broker represents cash balances held and amounts receivable or payable for transactions not settled on September 30, 2008 and December 31, 2007.

Index

MLM Index™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2008

2. Summary of Significant Accounting Policies (continued)

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

As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2008 and December 31, 2007 all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

The Trust’s trading positions are valued at market value and cash equivalents are carried at their net asset value per share including accrued interest, as applicable. All positions including the net unrealized appreciation or depreciation are included under the caption “net unrealized gain on open futures contracts” on the statements of

Index

MLM Index™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2008

2. Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

financial condition. Market value is principally based on listed market prices or broker or dealer price quotations. The resulting change in unrealized profit or loss is reflected in net gain (loss) on change in unrealized appreciation (depreciation) on investments on the statements of operations.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our condensed financial statements.

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

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

	September 30, 2008	December 31, 2007

Overnight money markets	$1,086,000	$12,242,000
Money market securities	-	102,621,838
U.S. Government/Agency securities	39,044,341	-
Cash in checking account	389,182	(33,918)

Total	$40,519,523	$114,829,920

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

The Manager paid all of the expenses associated with the organization of the Trust and the offered shares. As a result, each shareholder of Class A and Class B shares pays the Manager an organizational fee in the amount of 0.5% of their aggregate investment, net of any selling commission. Class A and Class B shareholders are not

Index

MLM Index™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2008

4. Investors’ Interest (continued)

charged an organizational fee once they have contributed a total of $1,000,000 or more. Class C and Class D shareholders are not charged an organizational fee.

The Class A and Class C shares of the Unleveraged and Leveraged Series are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

5. Margin Requirements

The Trust had margin requirements of $7,435,387 and $5,135,649 at September 30, 2008 and December 31, 2007, respectively, which were satisfied by net unrealized gains and cash held at the broker.

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

The Trust purchases and sells futures in financial instruments and commodities.  The Trust records its derivative activities on a mark-to-market basis. The fair value of the derivative financial instruments held by the Trust is presented as net unrealized gain on open futures contracts on the statement of financial condition. Realized gains and losses and the gain (loss) change in the unrealized appreciation or depreciation on the derivative instruments are recognized in the statements of operations.

Index

MLM Index™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2008

7. Derivative Financial Instruments (continued)

The following table reflects the fair value of the Trust’s derivative financial instruments:

	Fair Value at
	September 30, 2008		December 31, 2007
	Assets	Liabilities	Assets	Liabilities
Financial futures	$1,837,659	$(609,067)	$(625,471)	$1,443
Commodity futures	3,647,502	(763,930)	2,219,094	152,363

Total	$5,485,161	$(1,372,997)	$1,593,623	$153,806

Index

MLM Index™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2008

8. Financial Highlights

 The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the nine months ended September 30, 2008:

	Leveraged Series				Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2007	$78.88	$89.06	$72.63	$88.95	$106.89	$116.86	$102.77	$103.92
Income from investment operations:
Net investment income (expense)	(0.70)	0.28	(0.21)	0.28	0.55	1.51	0.93	1.34
Net realized and unrealized loss on investment transactions	(2.85)	(3.32)	(2.22)	(2.77)	(1.29)	(1.46)	(0.92)	(0.94)
Total from investment operations	(3.55)	(3.04)	(2.43)	(2.49)	(0.74)	0.05	0.01	0.40

Net asset value per share at September 30, 2008	$75.33	$86.02	$70.20	$86.46	$106.15	$116.91	$102.78	$104.32

Total Return:	(4.50)%	(3.41)%	(3.35)%	(2.80)%	(0.69)%	0.04%	0.01%	0.38%

Ratio to Average Investors’ Interest:
Net investment income (expense)	(0.86)%	0.33%	(0.28)%	(0.25)%	0.53%	1.30%	0.88%	1.26%
Expenses	(2.89)%	(1.75)%	(2.25)%	(1.60)%	(1.62)%	(0.86)%	(1.22)%	(0.84)%

Total return is calculated as the change in the net asset value per share for the nine months ended September 30, 2008.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the nine months ended September 30, 2008.

Index

MLM Index™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2008

8. Financial Highlights (continued)

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the nine months ended September 30, 2007:

	Leveraged Series				Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2006	$83.94	$93.36	$76.06	$92.46	$106.39	$115.15	$101.32	$101.94
Income from investment operations:
Net investment income	0.88	1.99	1.21	1.97	2.49	3.57	2.76	3.17
Net realized and unrealized loss on investment transactions	(7.01)	(7.82)	(5.91)	(7.19)	(3.23)	(3.51)	(2.75)	(2.77)
Total from investment operations	(6.13)	(5.83)	(4.70)	(5.22)	(0.74)	0.06	0.01	0.40

Net asset value per share at September 30, 2007	$77.81	$87.53	$71.36	$87.24	$105.65	$115.21	$101.33	$102.34

Total Return:	(7.30)%	(6.26)%	(6.18)%	(5.65)%	(0.69)%	0.05%	0.01%	0.39%

Ratio to Average Investors’ Interest:
Net investment income	1.27%	2.59%	1.93%	2.45%	2.62%	2.62%	2.74%	3.19%
Expenses	(3.25)%	(2.02)%	(2.64)%	(1.94)%	(1.79)%	(0.92)%	(1.25)%	(0.89)%

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

Mount Lucas Management Corporation (the “Manager”), a Delaware corporation, acts as the manager and trading advisor of the Trust.  The Manager was formed in 1986 to act as an investment manager.  As of September 30, 2008, the Manager had approximately $1.4 billion of assets under advisement.  The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA").  The Manager does and may in the future operate other investment vehicles.

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

Results of the MLM Index™

The MLM Index™ is calculated from the prices of 22 generally liquid futures contracts.  These markets are traded on domestic and foreign exchanges.  For each market, the MLM Index™ generally uses the price of 4 different delivery months each year.  For example, in the Japanese Yen futures market, the MLM Index™ uses the March, September, September and December delivery months.  On the day before trading day, the MLM Index™ determines whether to hold a long or short position in each constituent contract based on the calculation methodology of the MLM Index™.  Once established, that position is held for the subsequent period, at which time it is re-evaluated.  The monthly results of each constituent market are then used to calculate the MLM Index™ return. The objective of the Trust is to replicate this monthly return.

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

Index

The Trust incurs various kinds of credit risk in its operations.  In order to facilitate the trading of the Trust, assets must be placed with both Futures Commission Merchants and Broker/Dealers.  Management of the Trust deals only with established registered firms in both capacities, and monitors their financial condition on an ongoing basis. In addition, if the Trust were to enter into over-the-counter (“OTC”) transactions, additional counterparty risk would be incurred.  There were no OTC transactions for the nine months ending September 30, 2008.

Results of Operations

At September 30, 2008, the Trust had assets of $117,114,631 and liabilities of $1,305,170 compared with assets of $120,016,936 and liabilities of $2,631,205 at December 31, 2007.  Changes in the net assets of the Trust are the result of subscriptions and redemptions to the Trust, and the net loss from operations; including the results from futures trading, interest income, and fees and expenses.  For the nine-month period ended September 30, 2008, subscriptions to the Trust totaled $12,148,158 and redemptions totaled $12,169,857.  During the nine-month period ended September 30, 2008, the Trust had a net loss of $1,554,571 compared with a net loss of $5,270,308 for the same period in 2007.  Some expenses of the Trust are based on a percentage of net assets, and therefore increase or decrease as the net assets of the Trust increase or decrease.

The Trust’s net income (loss) is directly related to the performance of the MLM Index™, which the Trust is designed to replicate.  For the nine months ended September 30, 2008, MLM Index™ performance was -0.57%.  Performance was +1.34 % for the same period ended September 30, 2007.  The following table represents the performance by class for the MLM Index™ for the nine months ended September 30, 2008 and September 30, 2007.

September 30, 2008:

	Leveraged Series				Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	(4.50)%	(3.41)%	(3.35)%	(2.80)%	(0.69)%	0.04%	0.01%	0.38%

September 30, 2007:

	Leveraged Series				Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	(7.30)%	(6.26)%	(6.18)%	(5.65)%	(0.69)%	0.05%	0.01%	0.39%

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

Index

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

           The VAR of the Trust is calculated as follows:

1.
The Manager calculates the standard deviation of the historical returns of the MLM Index™ over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years.  Those results for the period ended September 30, 2008 are 0.39% and 1.78% respectively.  It is important to note that this calculation is made on the historical data of the MLM Index™.  It is not based on the actual trading of the Trust and, accordingly, does not include any operational risk.  The standard deviation is used to measure the dispersion of the returns of the MLM Index™ over time.

2.
For the purposes of VAR, an attempt is made to estimate the size of a loss that may occur with some small probability.  VAR does not estimate the possibility of a total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  Using this methodology, for daily returns, this estimate is a loss of 1.37%.  For monthly returns, the estimate is a loss of 6.27%.

3.
To ascertain a dollar loss amount for the Trust, the assets of the Trust as of September 30, 2008 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the Unleveraged MLM Index™, so Trust assets must be adjusted for the distribution of assets among the Unleveraged and Leveraged Series of the Trust, with the leveraged assets having three times the risk of the Unleveraged assets.  Based on the asset levels as of September 30, 2008, the Manager estimates that the Trust could expect to lose approximately $2.7 million in any given day and $12.2 million in any given month.

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

Index

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

The President and the Chief Operating Officer of the Manager (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner.  The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level.  As of September 30, 2008, the Certifying Officers evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act).  Furthermore, the Certifying Officers concluded that disclosure controls and procedures in place were designed to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are (i) recorded, processed, summarized and reported on a timely basis in accordance with Commission rules and regulations; and (ii) accumulated and communicated to the Certifying Officers and other persons that perform similar functions, if any, to allow them to make timely decisions regarding required disclosure in periodic filings.  There have been no significant changes in the Trust’s internal control over financial reporting in the quarter ended September 30, 2008 that has materially affected or is reasonably likely to materially affect the Trust’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Manager is not aware of any proceedings threatened or pending against the Trust and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.

Item 1a.	Risk Factors.

None.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	Leveraged Series						Unleveraged Series
	Class A		Class B	Class C		Class D	Class A		Class B	Class C		Class D
Jul-08 Subscriptions		$24,875	$95,910	$	−	$705,000	$	−	$88,456	$	−	$	−
Subscriptions Units		308	1,043		−	7,639		−	742		−		−
# of Purchasers		1	7		−	11		−	6		−		−
Unit Price		$80.72	$91.94	$	−	$92.28	$	−	$119.18	$	−	$	−

Aug-08 Subscriptions	$	−	$23,451	$	−	$975,000	$	−	$31,514	$	−	$	−
Subscriptions Units		−	278		−	11,516		−	272		−		−
# of Purchasers		−	3		−	5		−	4		−		−
Unit Price	$	−	$84.29	$	−	$84.67	$	−	$116.00	$	−	$	−

Sep-08 Subscriptions		$124,375	$80,954	$	−	$310,000	$	−	$83,342	$	−	$	−
Subscriptions Units		1,651	941		−	3,585		−	713		−		−
# of Purchasers		1	4		−	4		−	4		−		−
Unit Price		$75.33	$86.02	$	−	$86.46	$	−	$116.91	$	−	$	−

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits and Reports of Form 8-K.

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

Date: October 31, 2008