Form 10-K
period 2008-12-31
MLM INDEX FUND
filed 2009-03-26
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of June 30, 2008 the aggregate market value of the business trust units of the Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $82 million and the aggregate market value of the business trust units of the Leveraged Series of the registrant held by non-affiliates of the registrant was approximately $47 million.

Documents Incorporated by Reference: Certain exhibits in Item 15 are incorporated by reference in this Form 10-K, as specifically set forth in Item 15.

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal Securities Laws. These forward-looking statements are based on our present intent, beliefs and expectations as well as assumptions made by and information currently available to us, but they are not guaranteed to occur and they may not occur. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are subject to known and unknown risks and uncertainties that may be beyond our control, which could cause actual performance or results to differ materially from projected performance or results expressed or implied by the forward-looking statements. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1, “Business”, and Item 1A, “Risk Factors”. You should not place undue reliance upon forward-looking statements. Except as required by law, we undertake no obligation to update or release any forward-looking statements as a result of new information, future events or otherwise.

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

Mount Lucas Management Corporation (the “Manager”), a Delaware corporation, acts as the manager and trading advisor of the Trust. The Manager was formed in 1986 to act as an investment manager. As of December 31, 2008, the Manager had approximately $1.1 billion of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940, a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

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

In attempting to replicate the MLM Index™, the Manager will invest in the same markets as the MLM Index™; use the same algorithm to determine long versus short positions; make the same allocations to each market; and generally execute positions at almost the same time. The Manager may also use swaps in attempting to replicate the MLM Index™. These swaps would be agreements with dealers to provide the returns which are the same as holding a specific number of futures contracts in a specific market, without holding the actual contracts. The economic effect on the Trust would be substantially identical to holding futures contracts. However, since the holder of swaps assumes additional counterparty risk, swaps are only held infrequently. As of December 31, 2008, the Trust holds no swap positions.

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

The annual performance of the MLM Index™ for each of the past ten years is set forth below.

Year	Annual Return
1999	0.39
2000	16.20
2001	3.67
2002	-1.63
2003	3.92
2004	3.52
2005	3.75
2006	0.40
2007	2.87
2008	13.60

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

United States Regulations

Commodity Exchange Act (the “CE Act”). The United States Congress enacted the CE Act to regulate trading in commodities, the exchanges on which they are traded, the individual brokers who are members of the exchanges, and commodity professionals and commodity brokerage houses that trade in these commodities in the United States.

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

There currently is no established public trading market for the interests. As of December 31, 2008, approximately $136 million interests were held by 790 owners.

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

Recent Sales of Unregistered Securities

From October 1, 2008 to December 31, 2008, a total of 22,722.interests were sold for the aggregate net subscription amount of $2,599,881. Total number of purchasers was 31. There were no non-accredited investors during this period. Details of the sale of these interests are as follows:

Series	Date	Subscriptions	Units	Price	# of Purchasers

Leveraged A Units	10/31/2008	$149,250	1,607	$92.85	2
Leveraged B Units	10/31/2008	17,093	161	106.13	1
Leveraged C Units	10/31/2008	0	0	86.62	0
Leveraged D Units	10/31/2008	450,000	4,216	106.74	3
Unleveraged A Units	10/31/2008	0	0	114.35	0
Unleveraged B Units	10/31/2008	17,093	136	126.04	1
Unleveraged C Units	10/31/2008	0	0	110.80	0
Unleveraged D Units	10/31/2008	0	0	112.50	0
Leveraged A Units	11/30/2008	0	0	101.31	0
Leveraged B Units	11/30/2008	78,207	675	115.92	2
Leveraged C Units	11/30/2008	0	0	94.62	0
Leveraged D Units	11/30/2008	1,310,000	11,229	116.67	11
Unleveraged A Units	11/30/2008	0	0	118.02	0
Unleveraged B Units	11/30/2008	39,012	300	130.19	2
Unleveraged C Units	11/30/2008	0	0	114.44	0
Unleveraged D Units	11/30/2008	0	0	116.25	0
Leveraged A Units	12/31/2008	0	0	105.12	0
Leveraged B Units	12/31/2008	77,113	640	120.43	3
Leveraged C Units	12/31/2008	0	0	98.31	0
Leveraged D Units	12/31/2008	385,000	3,174	121.29	5
Unleveraged A Units	12/31/2008	0	0	119.60	0
Unleveraged B Units	12/31/2008	77,113	584	132.04	1
Unleveraged C Units	12/31/2008	0	0	116.06	0
Unleveraged D Units	12/31/2008	0	0	$117.94	0
	Total	$2,599,881	22,722

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

The Comparison of Five-Year Cumulative Total Returns Graph, set forth below, assumes that an investment in units in the Trust, and the MLM Index™, was $100 on December 31, 2003. The Cumulative Total Return is based on unit price appreciation (there were no dividends declared or paid during the period) from December 31, 2003 through December 31, 2008.

Comparison of Five-Year Cumulative Total Return*
Between LML Index TM and the MLM Index Fund

Item 6.	Selected Financial Data

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
MLM Index™	105.78	109.75	110.18	113.36	116.01
MLM Index Fund - Leveraged Series, Class A	105.21	105.12	92.81	87.00	99.10
MLM Index Fund - Unleveraged Series, Class A	102.04	102.94	101.06	101.36	113.35

The Trust began trading on January 4, 1999. Set forth below is certain selected historical data for the Trust for the 5 years ended December 31, 2008. The selected historical financial data were derived from the financial statements of the Trust, which were audited by Ernst & Young LLP for the year ended 2004, Grant Thornton LLP for the year ended 2005 and Eisner LLP for years ended 2006 through 2008. The information set forth below should be read in conjunction with the Financial Statements and notes thereto contained elsewhere in this document.

Years Ended December 31,
	2008	2007	2006	2005	2004

Operations Data:
Realized Gains (Losses)	$19,104,468	$(6,797,301)	$(16,393,552)	$(7,520,356)	$32,322,487
Net Change in Unrealized Gains (Losses)	4,488,606	(484,953)	(7,285,240)	11,898,155	(26,036,732)
Interest Income	2,923,714	8,483,981	14,168,270	11,572,093	4,331,899
Brokerage Commissions	977,593	1,444,771	3,089,477	4,114,687	4,586,994
Management Fees	1,115,615	1,536,273	3,148,863	4,106,132	3,924,230
Operating Expenses	506,440	1,399,451	1,825,940	2,232,080	2,287,004
Net Income (Loss)	$23,917,140	$(3,178,768)	$(17,574,802)	$5,496,993	$(180,574)

Financial Condition Data
Investors' Interest	136,196,734	117,385,731	229,224,557	344,124,895	358,864,845
Total Assets	$139,610,404	$120,016,936	$245,261,022	$351,371,644	$365,368,734
Net Asset Value Per Class A Leveraged Series Interest	105.12	78.88	83.94	95.09	95.17
Net Asset Value Per Class B Leveraged Series Interest	120.43	89.06	93.36	104.18	102.71
Net Asset Value Per Class C Leveraged Series Interest	98.31	72.63	76.06	84.79	83.21
Net Asset Value Per Class D Leveraged Series Interest	121.29	88.95	92.46	102.30	100.00
Net Asset Value Per Class A Unleveraged Series Interest	119.60	106.89	106.39	108.38	107.43
Net Asset Value Per Class B Unleveraged Series Interest	132.04	116.85	115.15	116.13	113.97
Net Asset Value Per Class C Unleveraged Series Interest	116.06	102.77	101.32	102.23	100.00
Net Asset Value Per Class D Unleveraged Series Interest	117.94	103.92	101.94	102.35	100.00

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity

The majority of the Trust's assets are held in liquid short term interest rate instruments. The Trust takes substantial exposure in futures markets, which require relatively small deposits, called margin, to hold the positions. As at December 31, 2008, decreases in cash and cash equivalents and due from broker amounted to approximately $16.0 and $31.3 million respectively and net cash used from operations amounted to approximately $11.8 million, of which $23.9 million represents net income from operations in the current year. In general, the Trust will have about  5% of its assets on deposit with brokers as margin, with the balance held in accounts with a major financial institution.

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

Results of Operations

For the Fiscal Year ending December 31, 2008 the Trust had assets of $139,610,404, compared with assets of $120,016,936, on December 31, 2007 and assets of $245,261,022, on December 31, 2006. Liabilities of the Trust totaled $3,413,670 as at December 31, 2008, compared with $2,631,205 at December 31, 2007 and $16,036,465 at December 31, 2006. Net income (loss) from operations was $23,917,140 for the year ended December 31, 2008 compared with $(3,178,768) in 2007 and $(17,574,802) in 2006.

The Trust’s net income is usually directly related to the performance of the MLM Index™, which the Trust is designed to replicate. For the 12 months ending December 31, 2008, MLM Index™ performance was 13.60%, higher than the +2.87% recorded in 2007, and higher than the +0.40%  recorded in 2006. Trust performance may be negative in years when the MLM Index™ is positive due to the timing of subscriptions and redemptions, the fees charged, and the allocation of assets between the Unleveraged and Leveraged Series of the Trust. Since inception of the Trust, the correlation of monthly results between the Unleveraged Series of the Trust and the MLM Index™ adjusted for fees is 0.99. The correlation between the Leveraged Series of the Trust and the MLM Index™ adjusted for leverage and fees is 0.99.

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

The VAR of the Fund is calculated as follows:

1.
The manager calculates the standard deviation of the historical returns of the MLM Index™ over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years.  Those results for the period ended December 31, 2008 are 0.61% and 1.92% respectively.  It is important to note that this calculation is made on the historical data of the MLM Index™.  It is not based on the actual trading of the Trust and does not include any operational risk.  The standard deviation is used to measure the dispersion of the returns of the MLM Index™.

2.
For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability.  It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  For daily returns, this estimate is a loss of 2.15%.  For monthly returns the estimate is loss of 6.77%.

3.
To ascertain a dollar loss amount for the Trust, the assets of the Trust as of December 31, 2008 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the Unleveraged MLM Index™, so Trust assets must be adjusted for the distribution of assets among the Unleveraged and Leveraged Series of the Trust, with the leveraged assets having three times the risk of the Unleveraged assets.  Based on the asset levels as of December 31, 2008, the manager estimates that the Trust could expect to lose approximately $5.2 million in any given day and approximately $16.3 million in any given month.

The estimate above, though reasonable, should not be taken as an assurance that losses in the Trust could not be greater than these amounts.  This is simply a quantitative estimate based on the historical performance of the MLM Index™.  The loss that occurs with small probability may be substantially greater than the loss indicted above.  Also, market conditions could change dramatically from the conditions that prevailed over the period used to calculate the estimate, affecting the realized volatility of the market.  Furthermore, other factors could affect trading, such as the inability to execute orders in a particular market, due to operational or regulatory restrictions that may alter the pattern of the Trust’s returns.  Specifically, the Manager advises other funds in addition to the Trust.  In certain markets there is a limit to the size a position that one entity can control (speculative limits).  Since positions cannot exceed speculative limits, the Manager may have to allocate positions across accounts and funds, resulting in a less than complete replication of the MLM Index™.    It is best to remember the fact that, as outlined in the offering for the Trust, that all the assets invested are at risk of loss.

Since the calculation of the VAR does not look at the specific instrument risks, but rather the results of the MLM Index™ as a whole, risks related to actual execution are not included in the calculation. For example, counter-party risks from OTC transactions are not factored into the calculation.

Additional market risk may be attributed to the actual execution of the orders for the Trust. The Trust executes the majority of its orders on one day of each month. As assets of the Trust grow, large orders may be placed in periods of reduced liquidity. Such orders may move the markets in which they are executed, adversely affecting the performance of the Trust. The Manager makes every effort to execute all orders efficiently, but general levels of liquidity are beyond the control of management. In certain circumstances, markets may move to the daily trading limits imposed by the exchanges, and the Trust may be unable to execute the necessary orders to replicate the MLM Index™, causing extensive slippage.

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

 (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). We have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on such evaluation we have concluded these disclosure controls are effective as of December 31, 2008.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

(c) Management's Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.  Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.  The Company's management assessed its internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management, based on their evaluation of the Company's internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

Item 10.	Directors, Executive Officers and Corporate Governance

The Trust has no directors or officers. The Manager manages and conducts the business of the Trust.

The principals of the Manager are Roger E. Alcaly, Paul R. DeRosa, Raymond E. Ix, Jr., James A. Mehling, John R. Oberkofler and Timothy J. Rudderow .

Roger E. Alcaly, age 67, became a principal and Director of the Manager when it merged with CA Partners, Inc., a company he formed with Messrs. Timothy Rudderow and Frank Vannerson in 1990 which engaged primarily in convertible arbitrage trading. Prior to helping form CA Partners, Mr. Alcaly was active in leveraged acquisitions, merger arbitrage and value-oriented equity investing, first as a partner of Kellner DiLeo & Co. and KD Equities, each of which engaged in risk-arbitrage trading, and then at Riverside Capital, a company he formed after leaving those firms in May 1987 which engaged in risk-arbitrage trading. Before joining Kellner DiLeo, Mr. Alcaly served as Assistant Director of the Council on Wage and Price Stability and as a Senior Economist at the Federal Reserve Bank of New York, and taught Economics at Columbia University. Mr. Alcaly holds a B.A. from Amherst College and a Ph.D. in Economics from Princeton University.

Paul R. DeRosa, age 67, became a principal and Director of the Manager when it merged with CA Partners, Inc., which he joined in January 1999. Mr. DeRosa began his career in the securities industry as the money market economist in Citibank's bond trading division. He later became the bank's chief proprietary bond trader and subsequently head of Citibank's financial derivative and capital markets businesses in North America. In 1986 Mr. DeRosa joined E.F. Hutton Co. as co-head of bond trading with particular responsibility for mortgage trading and finance. In 1989 he helped to establish Eastbridge Holdings Inc., a bond and currency trading company in New York, and served as President and CEO from June 1995 to June 1998. Mr. DeRosa holds a Ph.D. in Economics from Columbia University.

Raymond E. Ix, Jr., age 45, is a Senior Vice President and a Director of the Manager. Mr. Ix joined Mount Lucas in 1992 and is responsible for institutional marketing and client service. From 1989 to 1992, Mr. Ix was employed by Little Brook Corporation of New Jersey, a commodity trading advisor, where he was involved in implementing the firm's technical trading systems. Before joining Little Brook, Mr. Ix was the Fixed Income Administrative Manager at Delaware Management Company, a company which advised institutional and individual investors. Mr. Ix received a B.S. in accounting from Saint Joseph's University in 1986.

James A. Mehling, age 59, is a Vice President and Chief Operating Officer of the Manager. Before joining Mount Lucas in June 1999, Mr. Mehling had served as President and Chief Investment Officer of Monitor Capital Advisors, a company which managed institutional stock and bond portfolios and mutual funds, beginning in 1991. Mr. Mehling started his career in financial services with Merrill Lynch in 1976 and eventually managed a trading desk for Merrill Lynch Government Securities. He is a CFA charter holder and has served as a volunteer on the CFA examination grading committee. Mr. Mehling received a B.S. in Aviation Engineering from Western Michigan University in 1970.

John R. Oberkofler, age 49, is a Vice President and Director of Trading for the Manager since 1999. From 1986 to 1999, he was employed as Senior Trader by Little Brook Corporation of New Jersey. Mr. Oberkofler received a B.S. in Finance from Seton Hall University in 1982.

Timothy J. Rudderow, age 53, is President and a Director of the Manager, which he helped to establish in 1986. Prior to the mergers that took place in October 1999, Mr. Rudderow was also a principal of Little Brook Corporation of New Jersey, which he joined in 1983 as Director of Research and Development, and of CA Partners, Inc., a company he helped form in 1990. Prior to joining Little Brook, Mr. Rudderow was employed by Commodities Corporation, a company which was a commodity trading advisor, with responsibilities for the design and management of technical trading systems. Before joining Commodities Corporation, Mr. Rudderow taught Economics at Drexel University. Mr. Rudderow received a B.A. in Mathematics from Rutgers University in 1977 and an M.B.A. in Management Analysis from Drexel University in 1979.

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

The Trust has no directors or officers. The Manager manages and conducts the business of the Trust. As of December 31, 2008, the Manager had an investment of $1,300 in the Leveraged Series and an investment of $1,300 in the Unleveraged Series.

Item 13.	Certain Relationships and Related Transactions

The Manager manages and conducts the business of the Trust. The Manager receives management and other fees from the Trust as described in Item 1 - Fees and Expenses.

For the years ended December 31, 2008, 2007, and 2006, the Manager received from the Trust:

(1)	management fees in the amount of $1,115,615, $1,536,273 and $3,148,863, respectively;
(2)	brokerage fees in the amount of $977,593, $1,444,771 and $3,089,477 respectively.
(3)	organizational fees in the amounts of $8,623, $24,972 and $128,695, respectively.

Item 14.	Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed to the Trust by the independent registered public accounting firm, Grant Thornton LLP (“GT”), for professional services rendered in connection with the review of the statements included in the Trust’s 1st Quarter Report of 2008 on Form 10-Q, totaled approximately $42,250.

The aggregate fees billed to the Trust for the year ended December 31, 2008 by the independent registered public accounting firm, Eisner LLP (“Eisner”) for professional services rendered in connection with the audit of the Trust’s financial statements included in this Annual Report on Form 10-K, and for the review of the statements included in the Trust’s 2nd, and 3rd Quarter Report on Form 10-Q, totaled approximately $90,000.

The aggregate fees billed to the Trust for the year ended December 31, 2007 by GT for professional services rendered in connection with the audit of the Trust’s financial statements included in this Annual Report on Form 10-K, and for the review of the statements included in the Trust’s Quarterly Reports on Form 10-Q, totaled approximately $294,000.

Audit-Related Fees. There were no fees billed to the Trust by GT and Eisner for assurance and related services that are reasonably related to the performance of the audit and review of the Trust’s financial statements that are not already reported in the paragraph immediately above for the years 2008 and 2007 respectively.

Tax Fees. The aggregate fees billed to the Trust by GT for professional services rendered by GT for tax compliance totaled approximately $37,000 and $68,512 for the years 2008 and 2007, respectively. These services included review of the Trust’s domestic tax compliance information.

All Other Fees. There were no fees billed to the Trust by GT and Eisner for products and services other than as set forth above for the years 2008 and 2007.

Engagement of the Independent Registered Public Accounting Firm. The Manager was responsible for approving GT to audit the Trust in 2007 and 2006. During the year ended December 31, 2008, the Manager appointed Eisner as the Trust’s auditors. The Manager considers provisions of the independence rules for both audit and non-audit services of GT and Eisner in 2008, 2007 and 2006.

Item 15.	Exhibits, Financial Statement Schedules

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

MLM INDEX™ FUND

December 31, 2008 and 2007

F 1

AFFIRMATION OF THE COMMODITY POOL OPERATOR

I affirm that, to the best of my knowledge and belief, the information contained in the attached financial statements of MLM Index™ Fund for the years ended December 31, 2008 and 2007 are accurate and complete.

/s/ Timothy J. Rudderow
Timothy J. Rudderow
President
Mount Lucas Management Corporation
Manager
MLM Index™ Fund

March 25,  2009

F 2

Page

Report of Independent Registered Public Accounting Firm	F-4

Financial Statements

Statements of Financial Condition	F-5

Condensed Schedules of Investments	F6

Statements of Operations	F-8

Statements of Changes in Investors’ Interest	F-9

Statements of Cash Flows	F15

Notes to Financial Statements	F16

F 3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Investors of
MLM IndexTM Fund

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of MLM IndexTM Fund (the “Trust”) as of December 31, 2008 and 2007, and the related statements of operations, changes in investors’ interest, and cash flows and the financial highlights for each of the three years in the period ended December 31, 2008. These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of the Trust’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial condition of MLM IndexTM Fund at December 31, 2008 and 2007, and the results of its operations, changes in changes in investors’ interest, and cash flows and the financial highlights for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
March 25, 2009

F 4

MLM Index™ Fund

STATEMENTS OF FINANCIAL CONDITION

December 31,

ASSETS	2008	2007

Cash and cash equivalents	$98,799,819	$114,829,920
Due from broker	34,554,803	3,287,201
Net unrealized gain on open futures contracts, at fair value	6,190,476	1,747,429
Interest receivable	65,278	151,118
Other assets	28	1,268

Total assets	$139,610,404	$120,016,936

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$2,881,096	$1,506,542
Brokerage commissions payable	88,976	70,647
Management fee payable	103,234	88,593
Accrued expenses	340,364	465,423
Subscriptions received in advance	─	500,000

Total liabilities	3,413,670	2,631,205

Investors’ interest	136,196,734	117,385,731

Total liabilities and investors’ interest	$139,610,404	$120,016,936

The accompanying notes are an integral part of these statements.

F 5

MLM Index™ Fund

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2008

Description	Number of contracts	Unrealized appreciation (depreciation)	Percentage of investors’ interest

Futures
Long futures contracts
Financial	720	$6,039,956	4.44%
	720	6,039,956	4.44

Short futures contracts
Financial	698	(3,493,494)	(2.57)
Commodity	1,872	3,644,014	2.68
	2,570	150,520	0.11

Net unrealized gain on open futures contracts, at value		$6,190,476	4.55%

The accompanying notes are an integral part of this schedule.

F 6

MLM Index™ Fund

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2007

Description	Number of contracts	Unrealized appreciation (depreciation)	Percentage of investors’ interest

Futures
Long futures contracts
Financial	944	$(625,471)	(0.53)%
Commodity	925	2,219,094	1.89
	1,869	1,593,623	1.36

Short futures contracts
Financial	101	1,443	0.00
Commodity	238	152,363	0.13
	339	153,806	0.13

Net unrealized gain on open futures contracts, at value		$1,747,429	1.49%

The accompanying notes are an integral part of this schedule.

F 7

MLM Index™ Fund

STATEMENTS OF OPERATIONS

Year ended December 31,

	2008	2007	2006

Investment income
Interest	$2,923,714	$8,483,981	$14,168,270

Expenses
Brokerage commissions	977,593	1,444,771	3,089,477
Management fee	1,115,615	1,536,273	3,148,863
Operating expenses	506,440	1,399,451	1,825,940

Total expenses	2,599,648	4,380,495	8,064,280

Net investment income	324,066	4,103,486	6,103,990

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments	19,104,468	(6,797,301)	(16,393,552)
Net change in unrealized appreciation (depreciation) on investments	4,488,606	(484,953)	(7,285,240)

Net realized and unrealized gain (loss) on investments	23,593,074	(7,282,254)	(23,678,792)

Net income (loss)	$23,917,140	$(3,178,768)	$(17,574,802)

The accompanying notes are an integral part of these statements.

F 8

MLM Index™ Fund

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

Year ended December 31, 2008

	Leveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series

Investors’ interest at December 31, 2007	$7,227,407	$15,754,642	$981	$15,463,453	$38,446,483

Subscriptions	519,000	1,081,545	─	10,380,000	11,980,545
Redemptions	(2,860,296)	(7,372,119)	─	(1,984,397)	(12,216,812)
Transfers	26,495	(15,736)	─	─	10,759
Other (selling commissions)	(2,595)	(2,899)	─	─	(5,494)
Net Income	1,993,318	4,350,652	346	7,422,424	13,766,740

Investors’ interest at December 31, 2008	6,903,329	13,796,085	1,327	31,281,480	51,982,221

Shares at December 31, 2007	91,630	176,908	14	173,842
Subscriptions	6,077	11,297	─	103,628
Redemptions	(32,301)	(73,462)	─	(19,562)
Transfers	264	(188)	─	─

Shares at December 31, 2008	65,670	114,555	14	257,908

Net asset value per share December 31, 2008	$105.12	$120.43	$98.31	$121.29

The accompanying notes are an integral part of these statements.

F 9

MLM Index™ Fund

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

Year ended December 31, 2008

	Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Total Investors’ Interest ($100 par value/share)

Investors’ interest at December 31, 2007	$4,770,141	$13,224,027	$1,168	$60,943,912	$78,939,248	$117,385,731

Subscriptions	20,000	606,116	─	2,150,000	2,776,116	14,756,661
Redemptions	(953,309)	(2,969,229)	─	(3,714,826)	(7,637,364)	(19,854,176)
Transfers	(51,471)	40,712	─	─	(10,759)	─
Other (selling commissions)	(100)	(3,028)	─	─	(3,128)	(8,622)
Net income	508,029	1,506,310	152	8,135,909	10,150,400	23,917,140

Investors’ interest at December 31, 2008	$4,293,290	$12,404,908	$1,320	$67,514,995	$84,214,513	$136,196,734

Shares at December 31, 2007	44,626	113,169	11	586,472

Subscriptions	180	4,956	─	19,844
Redemptions	(8,458)	(24,516)	─	(33,867)
Transfers	(450)	342	─	─

Shares at December 31, 2008	35,898	93,951	11	572,449

Net asset value per share December 31, 2008	$119.60	$132.04	$116.06	$117.94

The accompanying notes are an integral part of these statements.

F 10

MLM Index™ Fund

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

Year ended December 31, 2007

	Leveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series

Investors’ interest at December 31, 2006	$15,191,126	$58,458,477	$1,319,634	$30,659,083	$105,628,320

Subscriptions	508,700	1,635,654	─	1,720,000	3,864,354
Redemptions	(7,548,737)	(41,842,738)	(1,263,093)	(15,617,711)	(66,272,279)
Transfers	─	(113,724)	984	─	(112,740)
Other (selling commissions)	(4,545)	(8,109)	─	─	(12,654)
Net loss	(919,137)	(2,374,918)	(56,544)	(1,297,919)	(4,648,518)

Investors’ interest at December 31, 2007	$7,227,407	$15,754,642	$981	$15,463,453	$38,446,483

Shares at December 31, 2006	180,974	626,170	17,350	331,595

Subscriptions	6,182	18,197	─	19,407
Redemptions	(95,526)	(466,157)	(17,350)	(177,160)
Transfers	─	(1,302)	14	─

Shares at December 31, 2007	91,630	176,908	14	173,842

Net asset value per share December 31, 2007	$78.88	$89.06	$72.63	$88.95

The accompanying notes are an integral part of these statements.

F 11

MLM Index™ Fund

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

Year ended December 31, 2007

	Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Total Investors’ Interest ($100 par value/share)

Investors’ interest at December 31, 2006	$11,046,115	$42,824,216	$1,153	$69,724,753	$123,596,237	$229,224,557

Subscriptions	499,000	2,775,143	─	425,000	3,699,143	7,563,497
Redemptions	(6,050,182)	(33,473,810)	─	(10,391,306)	(49,915,298)	(116,187,577)
Transfers	(698,080)	810,820	─	─	112,740	─
Other (selling commissions)	(9,495)	(13,829)	─	─	(23,324)	(35,978)
Net income (loss)	(17,217)	301,487	15	1,185,465	1,469,750	(3,178,768)

Investors’ interest at December 31, 2007	$4,770,141	$13,224,027	$1,168	$60,943,912	$78,939,248	$117,385,731

Shares at December 31, 2006	103,829	371,905	11	683,959

Subscriptions	4,613	23,969	─	4,181
Redemptions	(57,209)	(289,748)	─	(101,668)
Transfers	(6,607)	7,043	─	─

Shares at December 31, 2007	44,626	113,169	11	586,472

Net asset value per share December 31, 2007	$106.89	$116.85	$102.77	$103.92

The accompanying notes are an integral part of these statements.

F 12

MLM Index™ Fund

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

Year ended December 31, 2006

	Leveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series

Investors’ interest at December 31, 2005	$32,127,839	$103,075,225	$8,877,426	$24,944,520	$169,025,010

Subscriptions	2,557,806	15,117,392	─	13,729,000	31,404,198
Redemptions	(15,934,206)	(39,706,471)	(6,928,895)	(16,076,715)	(78,646,287)
Transfers	136,017	(10,270,999)	─	10,513,163	378,181
Other (selling commissions)	(33,244)	(66,566)	─	─	(99,810)
Net loss	(3,663,086)	(9,690,104)	(628,897)	(2,450,885)	(16,432,972)

Investors’ interest at December 31, 2006	$15,191,126	$58,458,477	$1,319,634	$30,659,083	$105,628,320

Shares at December 31, 2005	337,862	989,350	105,088	243,837

Subscriptions	27,695	150,835	─	140,786
Redemptions	(186,160)	(408,012)	(87,738)	(162,942)
Transfers	1,579	(106,003)	─	109,914

Shares at December 31, 2006	180,974	626,170	17,350	331,595

Net asset value per share December 31, 2006	$83.94	$93.36	$76.06	$92.46

The accompanying notes are an integral part of these statements.

F 13

MLM Index™ Fund

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

Year ended December 31, 2006

	Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Total Investors’ Interest ($100 par value/share)

Investors’ interest at December 31, 2005	$20,644,133	$74,731,650	$113,199	$79,610,903	$175,099,885	$344,124,895

Subscriptions	370,000	5,925,770	─	5,993,000	12,288,770	43,692,968
Redemptions	(9,405,009)	(36,071,552)	(109,804)	(16,654,576)	(62,240,941)	(140,887,228)
Transfers	(209,831)	(1,175,280)	─	1,006,930	(378,181)	─
Other (selling commissions)	(4,350)	(27,116)	─	-	(31,466)	(131,276)
Net loss	(348,828)	(559,256)	(2,242)	(231,504)	(1,141,830)	(17,574,802)

Investors’ interest at December 31, 2006	$11,046,115	$42,824,216	$1,153	$69,724,753	$123,596,237	$229,224,557

Shares at December 31, 2005	190,487	643,509	1,107	777,818
Subscriptions	3,414	51,051	─	59,009
Redemptions	(88,099)	(312,529)	(1,096)	(162,712)
Transfers	(1,973)	(10,126)	─	9,844

Shares at December 31, 2006	103,829	371,905	11	683,959

Net asset value per share December 31, 2006	$106.39	$115.15	$101.32	$101.94

The accompanying notes are an integral part of these statements.

F 14

MLM Index™ Fund

STATEMENTS OF CASH FLOWS

Year ended December 31,

	2008	2007	2006

Cash flows from operating activities
Net income (loss)	$23,917,140	$(3,178,768)	$(17,574,802)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in)operating activities
Net change in operating assets and liabilities
Due from broker	(31,267,602)	4,561,476	(184,336)
Purchases of investments in securities	(135,482,078)	(128,861,477)	(136,861,592)
Proceeds from sale of investments in securities	135,482,078	205,864,848	75,097,223
Prepaid expenses		-	-
Net unrealized gain on open futures contracts	(4,443,047)	695,144	7,329,172
Interest receivable	85,840	1,259,662	(95,550)
Other assets	1,240	(1)	(251)
Brokerage commissions payable	18,329	(117,740)	(127,143)
Management fee payable	14,641	(117,050)	(239,375)
Accrued expenses	(125,059)	167,876	26,918

Net cash and cash equivalents provided by (used in) operating activities	(11,798,518)	80,273,970	(72,629,736)

Cash flows from financing activities
Subscriptions received, net of selling commissions	14,248,039	7,987,519	43,601,692
Redemptions paid	(18,479,622)	(129,985,923)	(131,797,912)

Net cash and cash equivalents used in financing activities	(4,231,583)	(121,998,404)	(88,196,220)

Net decrease in cash and cash equivalents	(16,030,101)	(41,724,434)	(160,825,956)

Cash and cash equivalents at beginning of year	114,829,920	156,554,354	317,380,310

Cash and cash equivalents at end of year	$98,799,819	$114,829,920	$156,554,354

Supplemental disclosure of non-cash financing activities:
Subscriptions recorded which were received in advance	$500,000	$40,000	$ ─

The accompanying notes are an integral part of these statements.

F 15

MLM Index™ Fund

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

F 16

MLM Index™ Fund

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

2. Summary of Significant Accounting Policies (continued)

Due From Brokers

The Trust’s trading activities utilize one broker located in the United States. Due from broker represents cash balances held, unrealized profit or loss on futures contracts, and amounts receivable or payable for transactions not settled at December 31, 2008 and 2007.

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

As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2008 and December 31, 2007 all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

F 17

MLM Index™ Fund

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

2. Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

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

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

	December 31, 2008	December 31, 2007

Overnight money markets	$1,893,000	$12,242,000
Money market securities	96,557,403	102,621,838
Cash in Checking Account	349,416	(33,918)
Total	$98,799,819	$114,829,920

F 18

MLM Index™ Fund

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

5. Margin Requirements

The Trust had margin requirements of approximately $14,404,026 and $5,135,649 at December 31, 2008 and 2007, respectively, which were satisfied by net unrealized profits and cash at the broker.

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

F 19

MLM Index™ Fund

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

The following table reflects the fair value of the Trust’s derivative financial instruments.

	Fair value at December 31
	2008		2007
	Assets	Liabilities	Assets	Liabilities

Financial futures	6,221,375	(3,674,913)	$(625,471)	$1,443
Commodity futures	5,786,787	(2,142,773)	2,219,094	152,363

Total	12,008,162	(5,817,686)	$1,593,623	$153,806

F 20

MLM Index™ Fund

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

8. Financial Highlights

The following represents the per share operating performance ratios to average investors’ interest and other supplemental information for the year ended December 31, 2008:

	Leveraged Series				Unleveraged Series
	Class A shares	Class B shares	Class C shares	Class D shares	Class A shares	Class B shares	Class C shares	Class D shares

Per share operating performance
Net asset value per share, December 31, 2007	$78.88	$89.06	$72.63	$88.95	$106.89	$116.86	$102.77	$103.92
Income from investment operations
Net investment income (loss)	(0.87)	0.47	(0.21)	0.47	0.60	1.87	1.11	1.66
Net realized and unrealized gain on investment transactions	27.11	30.90	25.89	31.87	12.11	13.32	12.18	12.36

Total from investment operations	26.24	31.37	25.68	32.34	12.71	15.19	13.29	14.02

Net asset value per share, December 31, 2008	$105.12	$120.43	$98.31	$121.29	$119.60	$132.04	$116.06	$117.94

Total return	33.27%	35.22%	35.36%	36.36%	11.89%	13.00%	12.93%	13.49%

Ratio to average net assets
Net investment income (loss)	(1.02)%	0.49%	(0.26)%	0.48%	0.57%	1.56%	1.04%	1.54%
Expenses	(3.28)%	(1.79)%	(2.45)%	(1.61)%	(1.93)%	(0.93)%	(1.41)%	(0.91)%

Total return is calculated as the change in the net asset value per share for the year.  The per share operating performance and ratios are computed based upon the weighted-average shares outstanding and weighted-average investors’ interest, respectively, for each class, for the year ended December 31, 2008.  An individual investor’s return may vary from the above based upon the timing of capital transactions.

F 21

MLM Index™ Fund

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

8. Financial Highlights (continued)

The following represents the per share operating performance ratios to average investors’ interest and other supplemental information for the year ended December 31, 2007:

	Leveraged Series				Unleveraged Series
	Class A shares	Class B shares	Class C shares	Class D shares	Class A shares	Class B shares	Class C shares	Class D shares

Per share operating performance
Net asset value per share, December 31, 2006	$83.94	$93.36	$76.06	$92.46	$106.39	$115.15	$101.32	$101.94
Income from investment operations
Net investment income (loss)	0.89	2.33	1.35	2.31	3.19	4.62	3.56	4.10
Net realized and unrealized gain on investment transactions	(5.95)	(6.63)	(4.78)	(5.82)	(2.69)	(2.91)	(2.11)	(2.12)

Total from investment operations	(5.06)	(4.30)	(3.43)	(3.51)	0.50	1.71	1.45	1.98

Net asset value per share, December 31, 2007	$78.88	$89.06	$72.63	$88.95	$106.89	$116.86	$102.77	$103.92

Total return	(6.03)%	(4.61)%	(4.51)%	(3.79)%	0.47%	1.48%	1.43%	1.94%

Ratio to average net assets
Net investment loss	1.27%	2.84%	2.15%	2.75%	3.08%	3.08%	3.51%	4.03%
Expenses	(4.05)%	(2.49)%	(3.26)%	(2.54)%	(2.16)%	(1.16)%	(1.65)%	(1.15)%

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

MLM Index™ Fund

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

9. Reclassifications

Certain amounts and balances from the prior periods have been reclassified to conform with the current period presentation.

10. New Accounting Pronouncements

In March 2008, FASB released Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and hedging Activities (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about the credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, the Manager is evaluating the implications of FAS 161 and its impact on the Trust financial statements has not yet been determined.

F 23

Item 15.	Exhibits, Financial Statement Schedules

(b) Exhibits

Exhibit Number	Item Description

3.1	Restated Certificate of Trust for MLM Index™ Trust, filed 1/14/98 (Filed as Exhibit 3.1 to the Registrant's Form 10-K and incorporated by reference herein.)

3.2	Amended and Restated Declaration of Trust and Trust Agreement of MLM Index™ Fund (Filed as Exhibit 3.2 to the Registrant's Form 10-K and incorporated by reference herein).

3.3	Amendment Nos. 1 to 6 the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index™ Fund (Filed as Exhibit 3.3 to the Registrant's Form 10-K and incorporated by reference herein).

14.1	Code of Ethics (Filed as Exhibit 14.1 to the Registrant's Form 10-K and incorporated by reference herein)..

31.1	Certification of President of the Manager Pursuant to Rule 13A-15(e) and Rule 15D-15(e), of the Securities Exchange Act.

31.2	Certification of Vice President and Chief Operating Officer of the Manager Pursuant to Rule 13A-15(e) and Rule 15D-15(e), of the Securities Exchange Act.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Vice President and Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MLM Index™ Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 25, 2009

MLM INDEX™ FUND

By:  /s/ Timothy J. Rudderow
Timothy J. Rudderow, President
Mount Lucas Management Corporation
Manager