Form 10-Q
period 2009-03-31
MLM INDEX FUND
filed 2009-05-14
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Yes ☒            No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,”  “large accelerated filer,” and “smaller reporting company” “ in Rule 12-b-2 of the Exchange Act. (Check One):
Large Accelerated Filer ☐Accelerated Filer ☐Non-Accelerated Filer ☒  Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐              No ☒

MLM Index™ Fund
Index to FORM 10-Q
March 31, 2009

Index

Item 1.	Financial Statements.

MLM Index™ Fund
Condensed Statements of Financial Condition
As of March 31, 2009 (Unaudited) and December 31, 2008 (Audited)

	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$96,706,896		$98,799,819
Due from broker	47,875,661		34,554,803
Net unrealized gain on open futures contracts, at fair value	─		6,190,476
Interest receivable	33,378		65,278
Other assets	─		28
Total assets	$144,615,935		$139,610,404

Liabilities and investors’ interest
Net unrealized loss on open futures contracts, at fair value	$6,474,180	$	─
Redemptions payable	747,685		2,881,096
Brokerage commissions payable	86,779		88,976
Management fee payable	106,198		103,234
Accrued expenses	156,997		340,364
Total liabilities	7,571,839		3,413,670

Investors’ interest	137,044,096		136,196,734
Total liabilities and investors’ interest	$144,615,935		$139,610,404

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Condensed Schedules of Investments
As of March 31, 2009 (Unaudited) and December 31, 2008 (Audited)

March 31, 2009 (Unaudited) Security Description	Number of contracts	Unrealized appreciation/ (depreciation)	Percentage of investors' Interest

Futures
Long futures contracts
Financial	737	$141,553	0.10%
Commodity	59	(308,880)	(0.23)
	796	(167,327)	(0.13)
Short futures contracts
Financial	(716)	(2,267,786)	(1.65)
Commodity	(1,704)	(4,039,067)	(2.95)
	2,420	(6,306,853)	(4.60)

Net unrealized loss on open futures contracts, at fair value		$(6,474,180)	(4.73)%

December, 31, 2008 (Audited) Security Description	Number of contracts	Unrealized appreciation (depreciation)	Percentage of investors' Interest

Futures
Long futures contracts
Financial	720	$6,039,956	4.44%
	720	6,039,956	4.44%
Short futures contracts
Financial	698	(3,493,494)	(2.57)
Commodity	1,872	3,644,014	2.68
	2,570	150,520	0.11

Net unrealized gain on open futures contracts, at fair value		$6,190,476	4.55%

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statements of Operations

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Investment income
Interest	$60,187	$1,029,564

Expenses
Brokerage commissions	267,780	241,685
Management fee	316,072	270,223
Operating expenses	176,021	219,206
Total expenses	759,873	731,114

Net investment income (loss)	(699,686)	298,450

Realized and unrealized gain (loss) on investments
Net realized gain on investments	13,586,042	5,319,860
Net change in unrealized appreciation (depreciation) on investments	(12,935,304)	2,232,845
Net realized and unrealized gain on investments	650,738	7,552,705

Net income (loss)	$(48,948)	$7,851,155

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statement of Changes in Investors’ Interest
For the three months ended March 31, 2009

	Leveraged Series					Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Total Investors’ Interest
Investors’ interest at December 31, 2008	$6,903,329	$13,796,085	$1,327	$31,281,480	$51,982,221	$4,293,290	$12,404,908	$1,320	$67,514,995	$84,214,513	$136,196,734
Subscriptions	−	153,171	−	3,585,000	3,738,171	−	153,171	−	575,000	728,171	4,466,342
Redemptions	(439,778)	(411,122)	−	(1,012,867)	(1,863,767)	−	(1,532,163)	−	(174,103)	(1,706,265)	(3,570,032)
Transfers	−	(3,930)	−	−	(3,930)	−	3,930	−	−	3,930	−
Net income (loss)	(27,035)	(25,422)	(3)	(32,950)	(85,410)	(12,669)	9,237	(1)	39,896	36,462	(48,948)

Investors’ interest at March 31, 2009	$6,436,516	$13,508,782	$1,324	$33,820,663	$53,767,285	$4,280,621	$11,039,083	$1,319	$67,955,788	$83,276,811	$137,044,096

Shares at December 31, 2008	65,670	114,555	14	257,908		35,898	93,951	11	572,449
Subscriptions	−	1,245	−	29,073		−	1,148	−	4,821
Redemptions	(4,058)	(3,322)	−	(8,044)		−	(11,484)	−	(1,470)
Transfers	−	(32)	−	−		−	29	−	−

Shares at March 31, 2009	61,612	112,446	14	278,937		35,898	83,644	11	575,800

Net asset value per share: March 31, 2009	$104.47	$120.14	$98.09	$121.25		$119.24	$131.98	$116.00	$118.02

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statement of Changes in Investors’ Interest
For the three months ended March 31, 2008

	Leveraged Series					Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Total Investors’ Interest
Investors’ interest at December 31, 2007	$7,227,407	$15,754,642	$981	$15,463,453	$38,446,483	$4,770,141	$13,224,027	$1,168	$60,943,912	$78,939,248	$117,385,731
Subscriptions	24,875	632,083	−	2,905,000	3,561,958	6,965	130,234	−	2,125,000	2,262,199	5,824,157
Redemptions	(609,062)	(1,059,566)	−	(44,736)	(1,713,364)	(163,031)	(757,344)	−	(2,054,827)	(2,975,202)	(4,688,566)
Transfers	−	(22,485)	−	−	(22,485)	−	22,485	−	−	22,485	−
Net income (loss)	775,655	1,845,843	115	1,851,486	4,473,099	189,528	563,615	50	2,624,863	3,378,056	7,851,155

Investors’ interest at March 31, 2008	$7,418,875	$17,150,517	$1,096	$20,175,203	$44,745,691	$4,803,603	$13,183,017	$1,218	$63,638,948	$81,626,786	$126,372,477

Shares at December 31, 2007	91,630	176,908	14	173,842		44,626	113,169	11	586,472
Subscriptions	295	6,824	−	29,324		64	1,096	−	19,613
Redemptions	(7,382)	(11,017)	−	(450)		(1,491)	(6,271)	−	(19,493)
Transfers	−	(238)	−	−		−	188	−	−

Shares at March 31, 2008	84,543	172,477	14	202,716		43,199	108,182	11	586,592

Net asset value per share: March 31, 2008	$87.75	$99.44	$81.11	$99.52		$111.20	$121.86	$107.16	$108.49

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statements of Cash Flows

	For the three months ended	For the three months ended
	March 31, 2009	March 31, 2008

Cash flows from operating and investing activities
Net income (loss)	$(48,948)	$7,851,155
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating and investing activities:
Net change in operating assets and liabilities:
Due from broker	(13,320,858)	132,390
Purchases of investments in Agency securities	─	(15,033,157)
Proceeds from sale of Agency securities	─	13,743,947
Net unrealized gain on open futures contracts	12,664,656	(2,164,146)
Interest receivable	31,900	(225,535)
Other assets	28	─
Brokerage commissions payable	(2,197)	11,202
Management fee payable	2,964	5,899
Accrued expenses	(183,367)	73,271
Net cash provided by (used in) operating and investing activities	(855,822)	4,395,026

Cash flows from financing activities
Subscriptions received, net of selling commissions	4,466,342	5,324,157
Net redemptions, including payments of redemptions payable	(5,703,443)	(5,466,266)
Net cash used in financing activities	(1,237,101)	(142,109)

Net increase (decrease) in cash and cash equivalents	(2,092,923)	4,252,917
Cash and cash equivalents at beginning of period	98,799,819	114,829,920
Cash and cash equivalents at end of period	$96,706,896	$119,082,837

Supplemental disclosures of non-cash financing activities:
Subscriptions recorded which were received in advance	$ ─	$500,000
Redemptions payable	$747,685	$-

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
March 31, 2009

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted.  In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial positions of the Trust as of March 31, 2009 and the results of its operations for the three months ended March 31, 2009 and 2008.  The operating results for these interim periods many not be indicative of the results expected for a full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Due from Brokers

The Trust’s trading activities utilize one broker located in the United States. Due from broker represents cash balances held, unrealized profit or loss on futures contracts,  and amounts receivable or payable for transactions not settled at March 31, 2009 and December 31, 2008.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
March 31, 2009

Due from Brokers (continued)

The Trust has cash on deposit with several financial institutions. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits. The Trust has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Investors bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2009

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

As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2009 and December 31, 2008 all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

The Trust’s trading positions are valued at market value and cash equivalents are carried at their net asset value per share including accrued interest, as applicable. All positions including the net unrealized appreciation or

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2009

2. Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

depreciation are included under the caption “net unrealized gain (loss) on open futures contracts” on the statements of financial condition. Market value is principally based on listed market prices or broker or dealer price quotations. The resulting change in unrealized profit or loss is reflected in net gain (loss) on change in unrealized appreciation (depreciation) on investments on the statements of operations.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard did not have an impact on the Trust’s financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 clarified the application of SFAS 157.  FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively.  The Trust adopted FSP FAS 157-4 effective January 1, 2009. As required the Trust also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” effective January 1, 2009.  The Manager evaluated the impact of adopting FSP FAS 157-4, FSP FAS 115-2 and FAS 124-1 on the Trust’s financial statements.  The adoption of these standards did not have an impact on the Trust’s financial statements.

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

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2009

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

	March 31, 2009	December 31, 2008

Overnight money markets	$2,145,000	$1,893,000
Short-term agency securities	94,160,607	96,557,403
Cash in checking account	401,289	349,416

Total	$96,706,896	$98,799,819

4. Investors’ Interest

The Trust is comprised of two series: the Unleveraged Series, which attempts to replicate the Index without leverage, and the Leveraged Series (collectively, the “Series”), which attempts to replicate the Index at three times leverage.  Prior to December 2004, each Series had five classes of shares: Class A, Class A-1, Class B, Class B-1 and Class C. Beginning December 1, 2004, Class D shares were offered in each Series. On December 31, 2004, the Manager elected to close Class A-1 and Class B-1. Class A, Class B, Class C and Class D shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager. The sole investor for the period in Class C shares is the Manager.

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

5. Margin Requirements

The Trust had margin requirements of $12,938,668 and $14,404,026 at March 31, 2009 and December 31, 2008, respectively, which were satisfied by cash held at the broker.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2009

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

The Trust purchases and sells futures in financial instruments and commodities.  The Trust records its derivative activities on a fair value basis with realized and unrealized gains (losses) recognized currently in the statements of operations and in due from brokers on the statements of financial condition.

The following table reflects the fair value of the Trust’s derivative financial instruments.

	Fair Value at
	March 31, 2009		December 31, 2008
	Assets	Liabilities	Assets	Liabilities
Financial futures	$1,026,158	$(3,152,391)	$6,221,375	$(3,674,913)
Commodity futures	1,029,192	(5,377,139)	5,786,787	(2,142,773)

Total	$2,055,350	$(8,529,530)	$12,008,162	$(5,817,686)

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2009

8. Financial Highlights

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the three months ended March 31, 2009:

	Leveraged Series				Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2008	$105.12	$120.43	$98.31	$121.29	$119.60	$132.04	$116.06	$117.94
Income from investment operations:
Net investment income (expense)	(0.85)	(0.50)	(0.60)	(0.51)	(0.56)%	(0.28)%	(0.38)%	(0.25)%
Net realized and unrealized gain on investment transactions	0.20	0.21	0.38	0.47	0.20	0.22	0.32	0.33
Total from investment operations	(0.65)	(0.29)	(0.22)	(0.04)	(0.36)	(0.06)	(0.06)	0.08

Net asset value per share at March 31, 2009	$104.47	$120.14	$98.09	$121.25	$119.24	$131.98	$116.00	$118.02

Total Return:	(0.62)%	(0.24)%	(0.22)%	(0.03)%	(0.30)%	(0.05)%	(0.05)%	0.07%

Ratio to Average Investors’ Interest:
Net investment income (expense)	(0.82)%	(0.42%)	(0.61)%	(0.40)%	(0.46)%	(0.46)%	(0.33)%	(0.21)%
Expenses	(0.86)%	(0.46)%	(0.65)%	(0.44)%	(0.51)%	(0.27)%	(0.38)%	(0.26)%

Total return is calculated as the change in the net asset value per share for the three months ended March 31, 2009.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the three months ended March 31, 2009.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2009

8. Financial Highlights (continued)

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the three months ended March 31, 2008:

	Leveraged Series				Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2007	$78.88	$89.06	$72.63	$88.95	$106.89	$116.86	$102.77	$103.92
Income from investment operations:
Net investment income (expense)	(0.08)	0.26	0.07	0.26	0.37	0.70	0.49	0.62
Net realized and unrealized gain on investment transactions	8.95	10.12	8.41	10.31	3.94	4.30	3.90	3.95
Total from investment operations	8.87	10.38	8.48	10.57	4.31	5.00	4.39	4.57

Net asset value per share at March 31, 2008	$87.75	$99.44	$81.11	$99.52	$111.20	$121.86	$107.16	$108.49

Total Return:	11.24%	11.66%	11.68%	11.88%	4.03%	4.28%	4.27%	4.40%

Ratio to Average Investors’ Interest:
Net investment income	(0.10)%	0.27%	0.09%	0.27%	0.34%	0.34%	0.46%	0.59%
Expenses	(0.93)%	(0.55)%	(0.74)%	(0.55)%	(0.53)%	(0.28)%	(0.41)%	(0.28)%

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

10. New Accounting Pronouncements

In March 2008, FASB released Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and hedging Activities (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about the credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years., The Manager  evaluated the impact of adopting of FAS 161 and concluded it had no impact on the Trust’s financial statements.

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

Mount Lucas Management Corporation (the “Manager”), a Delaware corporation, acts as the manager and trading advisor of the Trust.  The Manager was formed in 1986 to act as an investment manager.  As of March 31, 2009, the Manager had approximately $1.1 billion of assets under advisement.  The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA").  The Manager does and may in the future operate other investment vehicles.

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

Index

The Trust incurs various kinds of credit risk in its operations.  In order to facilitate the trading of the Trust, assets must be placed with both Futures Commission Merchants and Broker/Dealers.  Management of the Trust deals only with established registered firms in both capacities, and monitors their financial condition on an ongoing basis. In addition, if the Trust were to enter into over-the-counter (“OTC”) transactions, additional counterparty risk would be incurred.  There were no OTC transactions for the three months ending March 31, 2009.

Results of Operations

At March 31, 2009, the Trust had assets of $144,615,935 and liabilities of $7,571,839 compared with assets of $139,610,404 and liabilities of $3,413,670 at December 31, 2008.  Changes in the net assets of the Trust are the result of subscriptions and redemptions to the Trust, and the net loss from operations; including the results from futures trading, interest income, and fees and expenses.  For the three-month period ended March 31, 2009, subscriptions to the Trust totaled $4,466,342 and redemptions totaled $3,570,032.  During the three-month period ended March 31, 2009, the Trust had a net loss of $48,948 compared with a net gain of $7,851,155 for the same period in 2008.  Some expenses of the Trust are based on a percentage of net assets, and therefore increase or decrease as the net assets of the Trust increase or decrease.

The Trust’s net income (loss) is directly related to the performance of the MLM Index™, which the Trust is designed to replicate.  For the three months ended March 31, 2009, MLM Index™ performance was +0.43%.  Performance was +4.31 % for the same period ended March 31, 2008.  The following table represents the performance by class for the MLM Index™ Fund for the three months ended March 31, 2009 and March 31, 2008.

March 31, 2009:
	Leveraged Series				Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	(0.62)%	(0.24)%	(0.22)%	(0.03)%	(0.30)%	(0.05)%	(0.05)%	0.07%

March 31, 2008:
	Leveraged Series				Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	11.24%	11.66%	11.68%	11.88%	4.03%	4.28%	4.27%	4.40%

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

The VAR of the Trust is calculated as follows:

1.
The Manager calculates the standard deviation of the historical returns of the MLM Index™ over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years.  Those results for the period ended March 31, 2009 are 0.71% and 1.92% respectively.  It is important to note that this calculation is made on the historical data of the MLM Index™.  It is not based on the actual trading of the Trust and, accordingly, does not include any operational risk.  The standard deviation is used to measure the dispersion of the returns of the MLM Index™ over time.

2.
For the purposes of VAR, an attempt is made to estimate the size of a loss that may occur with some small probability.  VAR does not estimate the possibility of a total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  Using this methodology, for daily returns, this estimate is a loss of 2.50%.  For monthly returns, the estimate is a loss of 6.77%.

3.
To ascertain a dollar loss amount for the Trust, the assets of the Trust as of March 31, 2009 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the Unleveraged MLM Index™, so Trust assets must be adjusted for the distribution of assets among the Unleveraged and Leveraged Series of the Trust, with the leveraged assets having three times the risk of the Unleveraged assets.  Based on the asset levels as of March 31, 2009, the Manager estimates that the Trust could expect to lose approximately $6.1 million in any given day and $16.6 million in any given month.

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

The President and the Chief Operating Officer of the Manager (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner.  The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level.  As of March 31, 2009, the Certifying Officers evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act).  Furthermore, the Certifying Officers concluded that disclosure controls and procedures in place were designed to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are (i) recorded, processed, summarized and reported on a timely basis in accordance with Commission rules and regulations; and (ii) accumulated and communicated to the Certifying Officers and other persons that perform similar functions, if any, to allow them to make timely decisions regarding required disclosure in periodic filings.  There have been no significant changes in the Trust’s internal control over financial reporting in the quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect the Trust’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Manager is not aware of any proceedings threatened or pending against the Trust and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.

Item 1a.	Risk Factors.

None.

Index

Item2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

	Leveraged Series				Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
Jan-09 Subscriptions		12,375		1,180,000		12,375		325,000
Subscriptions Units		99		9,411		92		2,726
# of Purchasers		1		13		1		6
Unit Price		124.41		125.39		133.41		119.21

Feb-09 Subscriptions		55,507		495,000		55,507		200,000
Subscriptions Units		440		3,910		412		1,671
# of Purchasers		3		9		3		2
Unit Price		125.54		126.61		133.92		119.71

Mar-09 Subscriptions		85,289		1,910,000		85,289		50,000
Subscriptions Units		706		15,753		643		424
# of Purchasers		4		23		4		1
Unit Price		120.14		121.25		131.98		118.02

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports of Form 8-K.

(a) Reports on Form 8-K

NONE

(b) Exhibits

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By: Mount Lucas Management Corporation
Its: Manager

By: /s/ Timothy J. Rudderow
Timothy J. Rudderow, President

Date: May 12, 2009