Form 10-Q
period 2009-06-30
MLM INDEX FUND
filed 2009-08-13
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

405 South State Street, Newtown, PA

(Address of principal executive offices)

18940

(Zip Code)

(267) 359-3500

(Registrant's telephone number including area code)

47 Hulfish St, Ste 510, Princeton, NJ 08542

(Former name, former address and former fiscal year, if
changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☐    No ☐

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
Yes ☐   No ☒

MLM Index™ Fund
Index to FORM 10-Q
June 30, 2009

Index

Item 1.	Financial Statements.
MLM Index™ Fund
Condensed Statements of Financial Condition
As of June 30, 2009 (Unaudited) and December 31, 2008 (Audited)

	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$92,034,913	$98,799,819
Due from broker	22,300,554	34,554,803
Net unrealized gain on open futures contracts, at fair value	─	6,190,476
Interest receivable	10,367	65,278
Other assets	─	28
Total assets	$114,345,834	$139,610,404

Liabilities and investors’ interest
Net unrealized loss on open futures contracts, at fair value	$21,956	$ ─
Redemptions payable	705,498	2,881,096
Brokerage commissions payable	60,507	88,976
Management fee payable	83,099	103,234
Accrued expenses	207,492	340,364
Total liabilities	1,078,552	3,413,670

Investors’ interest	113,267,282	136,196,734
Total liabilities and investors’ interest	$114,345,834	$139,610,404

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Condensed Schedules of Investments
As of June 30, 2009 (Unaudited) and December 31, 2008 (Audited)

June 30, 2009 (Unaudited) Security Description	Number of contracts	Unrealized appreciation/ (depreciation)	Percentage of investors' Interest

Futures
Long futures contracts
Financial	1,123	$317,126	0.28%
Commodity	448	101,409	0.09
	1,571	418,535	0.37
Short futures contracts
Commodity	797	(440,491)	(0.39)
		(440,491)	(0.39)

Net unrealized loss on open futures contracts, at fair value		$(21,956)	(0.02)%

December, 31, 2008 (Audited) Security Description	Number of contracts	Unrealized appreciation (depreciation)	Percentage of investors' Interest

Futures
Long futures contracts
Financial	720	$6,039,956	4.44%
	720	6,039,956	4.44%
Short futures contracts
Financial	698	(3,493,494)	(2.57)
Commodity	1,872	3,644,014	2.68
	2,570	150,520	0.11

Net unrealized gain on open futures contracts, at fair value		$6,190,476	4.55%

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statements of Operations

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Investment income
Interest	$40,110	$679,826	$100,297	$1,709,390

Expenses
Brokerage commissions	238,981	252,618	506,761	494,303
Management fee	284,052	286,207	600,124	556,430
Operating expenses	166,823	217,387	342,844	436,593
Total expenses	689,856	756,212	1,449,729	1,487,326

Net investment income (loss)	(649,746)	(76,386)	(1,349,432)	222,064

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	(21,934,600)	4,834,030	(8,348,557)	10,153,890
Net change in unrealized appreciation (depreciation) on investments	6,688,864	(1,496,996)	(6,246,440)	735,849
Net realized and unrealized gain (loss) on investments	(15,245,763)	3,337,034	(14,594,997)	10,889,739

Net income (loss)	$(15,895,482)	$3,260,648	$(15,944,429)	$11,111,803

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statement of Changes in Investors’ Interest
For the six months ended June 30, 2009

	Leveraged Series					Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Total Investors’ Interest
Investors’ interest at December 31, 2008	$6,903,329	$13,796,085	$1,327	$31,281,480	$51,982,221	$4,293,290	$12,404,908	$1,320	$67,514,995	$84,214,513	$136,196,734
Subscriptions	55,000	323,546	─	4,995,000	5,373,546	─	290,046	─	1,180,000	1,470,046	6,843,592
Redemptions	(465,324)	(683,020)	─	(2,115,319)	(3,263,663)	(35,000)	(2,941,593)	─	(7,588,359)	(10,564,952)	(13,828,615)
Transfers	─	(3,930)	─	536,934	533,004	─	3,930	─	(536,934)	(533,004)	─
Net loss	(1,321,535)	(2,720,556)	(266)	(6,590,589)	(10,632,946)	(321,409)	(719,423)	(93)	(4,270,558)	(5,311,483)	(15,944,429)

Investors’ interest at June 30, 2009	$5,171,470	$10,712,125	$1,061	$28,107,506	$43,992,162	$3,936,881	$9,037,868	$1,227	$56,299,144	$69,275,120	$113,267,282

Shares at December 31, 2008	65,670	114,555	14	257,908		35,898	93,951	11	572,449
Subscriptions	663	2,837	─	43,550		─	2,239	─	10,218
Redemptions	(4,315)	(6,100)	─	(18,380)		(318)	(22,608)	─	(65,607)
Transfers	─	(32)	─	5,513		─	29	─	(4,885)

Shares at June 30, 2009	62,018	111,260	14	288,591		35,580	73,611	11	512,175
Net asset value per share: June 30, 2009	$83.39	$96.28	$78.64	$97.40		$110.65	$122.78	$107.90	$109.92

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statement of Changes in Investors’ Interest
For the six months ended June 30, 2008

	Leveraged Series					Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Total Investors’ Interest
Investors’ interest at December 31, 2007	$7,227,407	$15,754,642	$981	$15,463,453	$38,446,483	$4,770,141	$13,224,027	$1,168	$60,943,912	$78,939,248	$117,385,731
Subscriptions	217,905	705,916	─	6,245,000	7,168,821	19,900	266,560	─	2,150,000	2,436,460	9,605,281
Redemptions	(1,118,643)	(2,829,308)	─	(375,717)	(4,323,668)	(442,081)	(1,201,948)	─	(3,758,856)	(3,758,856)	(8,082,524)
Transfers	(24,976)	(1,423)	─	─	(26,399)	─	26,399	─	─	26,399	─
Net income	1,047,300	2,502,362	160	2,805,114	6,354,936	251,418	771,891	70	3,733,488	4,756,867	11,111,803

Investors’ interest at June 30, 2008	$7,348,993	$16,132,189	$1,141	$24,137,850	$47,620,173	$4,599,378	$13,086,929	$1,238	$64,712,573	$82,400,118	$130,020,291

Shares at December 31, 2007	91,630	176,908	14	173,842		44,626	113,169	11	586,472
Subscriptions	2,510	7,558	─	62,269		180	2,210	─	19,844
Redemptions	(13,150)	(28,688)	─	(3,750)		(4,005)	(9,926)	─	(20,043)
Transfers	(289)	(20)	─	─		─	220	─	─

Shares at June 30, 2008	80,701	155,758	14	232,361		40,801	105,673	11	586,273
Net asset value per share: June 30, 2008	$91,06	$103.57	$84.50	$103.88		$112.73	$123.84	$108.89	$110.38

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statements of Cash Flows

	For the six months ended June 30, 2009	For the six months ended June 30, 2008

Cash flows from operating activities
Net income (loss)	$(15,944,429)	$11,111,803
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating and investing activities:
Net change in operating assets and liabilities:
Purchases of investments in Agency securities	─	(83,251,180)
Proceeds from sale of Agency securities	─	38,437,539
Due from broker	12,254,249	(2,457,815)
Net unrealized gain on open futures contracts	6,212,432	(680,668)
Interest receivable	54,911	(89,138)
Other assets	28	─
Brokerage commissions payable	(28,469)	2,846
Management fee payable	(20,135)	6,171
Accrued expenses	(132,872)	125,510
Net cash and cash equivalents provided by (used in) operating and investing activities	2,395,715	(36,794,932)

Cash flows from financing activities
Subscriptions received, net of selling commissions	6,843,592	9,105,281
Net redemptions, including payments of redemptions payable	(16,004,213)	(9,427,249)
Net cash and cash equivalents used in financing activities	(9,160,621)	(321,968)

Net increase (decrease) in cash and cash equivalents	(6,764,906)	(37,116,900)
Cash and cash equivalents at beginning of period	98,799,819	114,829,920
Cash and cash equivalents at end of period	$92,034,913	$77,713,020

Supplemental disclosures of non-cash financing activities:
Subscriptions recorded which were received in advance	$ ─	$500,000
Redemptions Payable	$705,498	$161,817

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
June 30, 2009

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted.  In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial positions of the Trust as of June 30, 2009 and the results of its operations for the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008.  The operating results for these interim periods may not be indicative of the results expected for a full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Due from Brokers

The Trust’s trading activities utilize one broker located in the United States. Due from broker represents cash balances held, unrealized profit or loss on futures contracts, and amounts receivable or payable for transactions not settled at June 30, 2009 and December 31, 2008.

The Trust has cash on deposit with several financial institutions.  In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits.  The Trust has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so.  The Investors bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distribution and redemptions received.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2009

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

As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2009 and December 31, 2008 all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

The Trust’s trading positions are valued at market value and cash equivalents are carried at their net asset value per share including accrued interest, as applicable. All positions including the net unrealized appreciation or

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2009

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

In April 2009, the FASB issued FASB Staff Position FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 clarified the application of SFAS 157.  FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively.  The Trust adopted FSP FAS 157-4 effective January 1, 2009. As required the Trust also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” effective January 1, 2009. The Manager evaluated the impact of adopting FSP FAS 157-4 on the Trust’s financial statements.  The adoption of this standard did not have an impact on the Trust’s financial statements.

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

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2009

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

	June 30, 2009	December 31, 2008

Overnight money markets	$2,426,000	$1,893,000
Money market securities	89,208,013	96,557,403
Cash in checking account	400,900	349,416

Total	$92,034,913	$98,799,819

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

5. Margin Requirements

The Trust had margin requirements of $7,146,509 and $14,404,026 at June 30, 2009 and December 31, 2008, respectively, which were satisfied by cash held at the broker.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2009

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

The following table reflects the fair value of the Trust’s derivative financial instruments.

	Fair Value at
	June 30, 2009		December 31, 2008
	Assets	Liabilities	Assets	Liabilities
Financial futures	$1,045,070	$(727,944)	$6,221,375	$(3,674,913)
Commodity futures	1,839,501	(2,178,583)	5,786,787	(2,142,773)

Total	$2,884,571	$(2,906,527)	$12,008,162	$(5,817,686)

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2009

8. Financial Highlights
The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the six months ended June 30, 2009:

	Leveraged Series				Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2008	$105.12	$120.43	$98.31	$121.29	$119.60	$132.04	$116.06	$117.94
Income from investment operations:
Net investment income (expense)	(1.61)	(0.98)	(1.16)	(0.99)	(1.10)	(0.56)	(0.78)	(0.50)
Net realized and unrealized gain on investment transactions	(20.12)	(23.17)	(18.51)	(22.90)	(7.85)	(8.70)	(7.38)	(7.52)
Total from investment operations	(21.73)	(24.15)	(19.67)	(23.89)	(8.95)	(9.26)	(8.16)	(8.02)
Net asset value per share at June 30, 2009	$83.39	$96.28	$78.64	$97.40	$110.65	$122.78	$107.90	$109.92

Total Return:	(20.67)%	(20.05)%	(20.01)%	(19.70)%	(7.48)%	(7.01)%	(7.03)%	(6.80)%

Ratio to Average Investors’ Interest:
Net investment income	(1.59)%	(0.84)%	(1.22)%	(0.84)%	(0.93)%	(0.43)%	(0.68)%	(0.43)%
Expenses	(1.65)%	(0.90)%	(1.28)%	(0.90)%	(1.01)%	(0.51)%	(0.76)%	(0.51)%

Total return is calculated as the change in the net asset value per share for the six months ended June 30, 2009.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the six months ended June 30, 2009.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2009

8. Financial Highlights (continued)

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the six months ended June 30, 2008:

	Leveraged Series				Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2007	$78.88	$89.06	$72.63	$88.95	$106.89	$116.86	$102.77	$103.92
Income from investment operations:
Net investment income (expense)	(0.43)	0.24	(0.10)	0.24	0.40	1.04	0.65	0.92
Net realized and unrealized gain on investment transactions	12.61	14.27	11.97	14.69	5.44	5.94	5.47	5.54
Total from investment operations	12.18	14.51	11.87	14.93	5.84	6.98	6.12	6.46
Net asset value per share at June 30, 2008	$91.06	$103.57	$84.50	$103.88	$112.73	$123.84	$108.89	$110.38

Total Return:	15.44%	16.29%	16.34%	16.78%	5.46%	5.97%	5.96%	6.22%

Ratio to Average Investors’ Interest:
Net investment income	(0.49)%	0.26%	(0.13)%	0.19%	0.38%	0.38%	0.60%	0.84%
Expenses	(1.83)%	(1.11)%	(1.41)%	(0.95)%	(1.07)%	(0.56)%	(0.80)%	(0.55)%

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

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2009

10. New Accounting Pronouncements

In March 2008, FASB released Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and hedging Activities (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about the credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years  beginning after November 15, 2008 and interim periods within those fiscal years. The Manager evaluated that the adoption of FAS 161 did not have a material impact on the Trust financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  SFAS 165 is effective for the Trust during the quarter ending June 30, 2009. The Manager evaluated the impact of adopting SFAS 165 and its impact on the Trust’s financial statements. The adoption of SFAS 165 did not have a material impact on Series E’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS 166 is effective for fiscal years beginning after November 15, 2009.  SFAS 166 is effective for the Trust on January 1, 2010. The Manager is evaluating the impact of adopting SFAS 166 and its impact on the Trust’s financial statements.

  In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for Series E on January 1, 2010. The Manager is evaluating the impact of adopting SFAS 167 and its impact on the Trust’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP effective July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents were superseded and all other accounting literature not included in the Codification are considered non authoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is effective for the Trust during the interim period ending September 30, 2009. The Manager is evaluating the impact of adopting SFAS 168 and its impact on the Trust’s financial statements.

11. Subsequent Events

The Manager has evaluated events and transactions that occurred between June 30, 2009 and August 12, 2009, which is the date the financial statements were issued for possible disclosure or recognition in the financial statements.  The Manager has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements.

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MLM Index™ Fund (the “Trust”) is a business trust organized under the laws of Delaware.  The Trust engages primarily in the speculative trading of a diversified portfolio of futures contracts using the MLM Index™ Trading Program (the “Trading Program”).  Generally speaking, futures contracts are standardized contracts made on or through a commodity exchange and provide for future delivery of commodities such as precious metals, foreign currencies or financial instruments.  Certain contracts can be settled only on a cash basis such as stock index futures contracts and Eurodollar futures contracts.  The Trust's objective is the appreciation of its assets through speculative trading.  The Trust began trading on January 4, 1999.

Mount Lucas Management Corporation (the “Manager”), a Delaware corporation, acts as the manager and trading advisor of the Trust.  The Manager was formed in 1986 to act as an investment manager.  As of June 30, 2009, the Manager had approximately $1.2 billion of assets under advisement.  The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA").  The Manager does and may in the future operate other investment vehicles.

The Trust and the Manager maintain their principal business office at 405 South State Street, Newtown, PA 18940 and their telephone number is (267) 759-3500.

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

The balance of the assets of the Trust is held in two separate custodial accounts at State Street Bank (the “Bank”).  The Trust has contracted with Aberdeen Asset Management (the successor to Credit Suisse Asset Management (CSAM) ) to manage the money in these accounts so as to maximize the interest income, which accrues to the Trust, while maintaining strict credit controls as determined by the Commodities Exchange Act.  When CGM requires additional assets to maintain the positions for the Trust, the Bank makes a wire transfer to CGM.  If CGM has surplus assets in the accounts, CGM makes a wire transfer to the accounts at the Bank.

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

Index

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

The Trust incurs various kinds of credit risk in its operations.  In order to facilitate the trading of the Trust, assets must be placed with both Futures Commission Merchants and Broker/Dealers.  Management of the Trust deals only with established registered firms in both capacities, and monitors their financial condition on an ongoing basis. In addition, if the Trust were to enter into over-the-counter (“OTC”) transactions, additional counterparty risk would be incurred.  There were no OTC transactions for the three or six months ending June 30, 2009.

Index

Results of Operations

At June 30, 2009, the Trust had assets of $114,345,834 and liabilities of $1,078,552 compared with assets of $139,610,404 and liabilities of $3,413,670 at December 31, 2008.  Changes in the net assets of the Trust are the result of subscriptions and redemptions to the Trust, and the net loss from operations; including the results from futures trading, interest income, and fees and expenses.  For the six-month period ended June 30, 2009, subscriptions to the Trust totaled $6,843,592 and redemptions totaled $13,828,615.  During the six-month period ended June 30, 2009, the Trust had a net loss of $15,944,429 compared with a net gain of $11,111,803 for the same period in 2008.  Some expenses of the Trust are based on a percentage of net assets, and therefore increase or decrease as the net assets of the Trust increase or decrease.

The Trust’s net income (loss) is directly related to the performance of the MLM Index™, which the Trust is designed to replicate.  For the six months ended June 30, 2009, MLM Index™ performance was -6.28%.  Performance was +6.55% for the same period ended June 30, 2008.  The following table represents the performance by class for the MLM Index™ Fund for the six months ended June 30, 2009 and June 30, 2008.

June 30, 2009:
	Leveraged Series				Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	(20.68)%	(20.05)%	(20.01)%	(19.70)%	(7.48)%	(7.01)%	(7.03)%	(6.80)%

June 30, 2008:
	Leveraged Series				Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	15.44%	16.29%	16.34%	16.78%	5.46%	5.97%	5.96%	6.22%

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

The VAR of the Trust is calculated as follows:

1.
The Manager calculates the standard deviation of the historical returns of the MLM Index™ over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years.  Those results for the period ended June 30, 2009 are 0.74% and 2.00% respectively.  It is important to note that this calculation is made on the historical data of the MLM Index™.  It is not based on the actual trading of the Trust and, accordingly, does not include any operational risk.  The standard deviation is used to measure the dispersion of the returns of the MLM Index™ over time.

2.
For the purposes of VAR, an attempt is made to estimate the size of a loss that may occur with some small probability.  VAR does not estimate the possibility of a total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  Using this methodology, for daily returns, this estimate is a loss of 2.61%.  For monthly returns, the estimate is a loss of 7.05%.

3.
To ascertain a dollar loss amount for the Trust, the assets of the Trust as of June 30, 2009 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the Unleveraged MLM Index™, so Trust assets must be adjusted for the distribution of assets among the Unleveraged and Leveraged Series of the Trust, with the leveraged assets having three times the risk of the Unleveraged assets.  Based on the asset levels as of June 30, 2009, the Manager estimates that the Trust could expect to lose approximately $5.2 million in any given day and $14.2 million in any given month.

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

The President and the Chief Operating Officer of the Manager (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner.  The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level.  As of June 30, 2009, the Certifying Officers evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act).  Furthermore, the Certifying Officers concluded that disclosure controls and procedures in place were designed to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are (i) recorded, processed, summarized and reported on a timely basis in accordance with Commission rules and regulations; and (ii) accumulated and communicated to the Certifying Officers and other persons that perform similar functions, if any, to allow them to make timely decisions regarding required disclosure in periodic filings.  There have been no significant changes in the Trust’s internal control over financial reporting in the quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect the Trust’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The Manager is not aware of any proceedings threatened or pending against the Trust and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.

Item 1a. Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	Leveraged Series				Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
Apr-09 Subscriptions	$ ─	$108,000	$ ─	$ ─	$ ─	$42,500	$ ─	$255,000
Subscriptions Units	─	946	─	─	─	327	─	2,201
# of Purchasers	─	4	─	─	─	2	─	4
Unit Price	$98.67	$113.62	$92.78	$114.75	$116.92	$129.51	$113.83	$115.86

May-09 Subscriptions	$25,000	$5,000	$ ─	$ ─	$ ─	$5,000	$ ─	$175,000
Subscriptions Units	305	53	─	─	─	41	─	1,604
# of Purchasers	2	1	─	─	─	1	─	5
Unit Price	$81.63	$94.13	$76.88	$95.16	$109.94	$121.89	$107.12	$109.09

Jun-09 Subscriptions	$30,000	$57,375	$ ─	$1,410,000	$ ─	$89,375	$ ─	$175,000
Subscriptions Units	358	593	─	14,477	─	724	─	1,592
# of Purchasers	1	2	─	17	─	2	─	4
Unit Price	$83.39	$96.28	$78.64	$97.40	$110.65	$122.78	$107.90	$109.92

Index

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits and Reports of Form 8-K.

(a) Reports on Form 8-K

NONE.

(b) Exhibits

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By: Mount Lucas Management Corporation
Its: Manager

By: /s/ Timothy J. Rudderow

Timothy J. Rudderow, President

Date: August 12, 2009