Form 10-Q
period 2009-09-30
MLM INDEX FUND
filed 2009-11-10
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ____________ to _____________

COMMISSION FILE NUMBER 0-49767

MLM INDEX™ FUND

(Exact name of registrant as specified in its charter)

DELAWARE	Unleveraged Series: 22-2897229
Leveraged Series: 22-3722683
Commodity Unleveraged Series: 20-8806944

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

Yes ☐                 No ☒

MLM Index™ Fund
Index to FORM 10-Q
September 30, 2009

	PART I – FINANCIAL INFORMATION
Item 1	Financial Statements:	Page Number
	Condensed Statements of Financial Condition as of September 30, 2009 (unaudited) and December 31, 2008 (audited)	4
	Condensed Schedules of Investments as of September 30, 2009 (unaudited) and December 31, 2008 (audited)	5
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008	6
	Unaudited Condensed Statements of Changes in Investors’ Interest for the nine months ended September 30, 2009 and 2008	7
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	9
	Notes to Unaudited Condensed Financial Statements	10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3	Quantitative and Qualitative Disclosures of Market Risk	22
Item 4	Controls and Procedures	24

	PART II – OTHER INFORMATION
Item 1	Legal Proceedings	24
Item 1A	Risk Factors	24
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3	Defaults Upon Senior Securities	25
Item 4	Submission of Matters to a Vote of Security Holders	25
Item 5	Other Information	25
Item 6	Exhibits and Reports on Form 8-K	26

Index

Item 1.	Financial Statements.

MLM Index™ Fund
Condensed Statements of Financial Condition
As of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)

	September 30,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$87,414,434	$98,799,819
Due from broker	27,792,176	34,554,803
Net unrealized gain on open futures contracts, at fair value	5,523,240	6,190,476
Interest receivable	14,982	65,278
Other assets	-	28
Total assets	$120,744,832	$139,610,404

Liabilities and investors’ interest
Redemptions payable	$1,110,180	$2,881,096
Brokerage commissions payable	73,961	88,976
Management fee payable	91,358	103,234
Accrued expenses	71,076	340,364
Total liabilities	1,346,575	3,413,670

Investors’ interest	119,398,257	136,196,734
Total liabilities and investors’ interest	$120,744,832	$139,610,404

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Condensed Schedules of Investments
As of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)

September 30, 2009 (Unaudited)		Unrealized	Percentage of
	Number of	appreciation/	investors'
Security Description	contracts	(depreciation)	Interest

Futures*
Long futures contracts
Financial	1,114	$3,414,073	2.86%
Commodity	239	(89,743)	-0.08
	1,353	3,324,330	2.78
Short futures contracts
Commodity	218	2,198,910	1.84
	218	2,198,910	1.84

Net unrealized gain on open futures contracts, at fair value		$5,523,240	4.62%

*Derivatives not designated as hedging instruments under ASC 815-10 ”Derivatives and Hedging”

		Unrealized	Percentage of
December 31, 2008 (Audited)	Number of	appreciation	investors'
Security Description	contracts	(depreciation)	Interest

Futures*
Long futures contracts
Financial	720	$6,039,956	4.44%
	720	6,039,956	4.44%
Short futures contracts
Financial	698	(3,493,494)	(2.57)
Commodity	1,872	3,644,014	2.68
	2,570	150,520	0.11

Net unrealized gain on open futures contracts, at fair value		$6,190,476	4.55%

* Derivatives not designated as hedging instruments under ASC 815-10 ”Derivatives and Hedging”

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statements of Operations

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Investment income
Interest	$43,620	$780,377	$143,917	$2,489,768

Expenses
Brokerage commissions	222,307	237,970	729,067	732,273
Management fee	265,793	273,416	865,917	829,846
Operating expenses	164,162	213,372	507,006	649,965
Total expenses	652,262	724,758	2,101,990	2,212,084

Net investment income (loss)	(608,642)	55,619	(1,958,073)	277,684

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	2,551,617	(14,316,615)	(5,796,940)	(4,162,725)
Net change in unrealized appreciation (depreciation) on investments	5,611,932	1,594,613	(634,507)	2,330,470
Net realized and unrealized gain (loss) on investments	8,163,549	(12,722,002)	(6,431,447)	(1,832,255)

Net income (loss)	$7,554,907	$(12,666,383)	$(8,389,520)	$(1,554,571)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statement of Changes in Investors’ Interest
For the nine months ended September 30, 2009

	Leveraged Series					Unleveraged Series					Commodity L/S Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Class D Shares	Total Investors’ Interest

Investors’ interest at December 31, 2008	$6,903,329	$13,796,085	$1,327	$31,281,480	$51,982,221	$4,293,290	$12,404,908	$1,320	$67,514,995	$84,214,513	$-	$136,196,734
Subscriptions	55,000	576,405	-	5,685,000	6,316,405	-	433,050	-	3,240,000	3,673,050	3,000,000	12,989,455
Redemptions	(1,089,631)	(1,267,744)	-	(3,422,845)	(5,780,220)	(35,000)	(3,497,102)	-	(12,086,090)	(15,618,192)	-	(21,398,412)
Transfers	-	(5,055)	-	536,934	531,879	-	5,055	-	(536,934)	(531,879)	-	-
Net gain (loss)	(769,174)	(1,525,902)	(147)	(3,371,707)	(5,666,930)	(193,759)	(404,604)	(50)	(2,331,237)	(2,929,650)	207,060	(8,389,520)
Investors’ interest at Septemeber30, 2009	$5,099,524	$11,573,789	$1,180	$30,708,862	$47,383,355	$4,064,531	$8,941,307	$1,270	$55,800,734	$68,807,842	$3,207,060	$119,398,257

Shares at December 31, 2008	65,670	114,555	14	257,908		35,898	93,951	11	572,449		-
Subscriptions	663	5,272		50,305		-	3,381	-	28,514		30,000
Redemptions	(11,116)	(11,639)	─	(30,651)		(318)	(27,007)	-	(106,140)		-
Transfers	-	(43)	─	5,513		-	39	-	(4,885)		-
Shares at September 30, 2009	55,217	108,145	14	283,075		35,580	70,363	11	489,938		30,000
Net asset value per share: September 30, 2009	$92.35	$107.02	$87.43	$108.48		$114.24	$127.07	$115.45	$113.89		$106.90

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2009

MLM Index™ Fund
Unaudited Condensed Statements of Cash Flows

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008

Cash flows from operating activities
Net income (loss)	$(8,389,520)	$(1,554,571)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating and investing activities:
Net change in operating assets and liabilities:
Due from broker	6,762,627	(8,893,154)
U.S. Government/Agency securities	-	(59,783,547)
Net unrealized gain on open futures contracts	667,236	(2,364,735)
Interest receivable	50,296	(367,127)
Other assets	28	471
Brokerage commissions payable	(15,015)	(5,213)
Management fee payable	(11,876)	(5,238)
Accrued expenses	(269,288)	175,471
Net cash and cash equivalents provided by (used in) operating and investing activities	(1,205,512)	(72,797,643)

Cash flows from financing activities
Subscriptions received, net of selling commissions	12,989,455	11,648,158
Net redemptions, including payments of redemptions payable	(23,169,328)	(13,160,912)
Net cash and cash equivalents used in financing activities	(10,179,873)	(1,512,754)

Net increase (decrease) in cash and cash equivalents	(11,385,385)	(74,310,397))
Cash and cash equivalents at beginning of period	98,799,819	114,829,920
Cash and cash equivalents at end of period	$87,414,434	$40,519,523

Supplemental disclosures of non-cash financing activities:
Subscriptions recorded which were received in advance	$-	$500,000
Redemptions payable	$1,110,180	$515,487

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2009

1. Organization

MLM Index™ Fund (the “Trust”) was formed under the Business Trust Statute of the State of Delaware as a business trust in December 1997 and commenced operations on January 4, 1999. The Trust was organized for the primary purpose of seeking capital appreciation through the speculative trading of a diversified portfolio of futures contracts using the MLM Index™ Trading Program, which is based upon the MLM Index™ and the MLM Commodity Long/Short Index™ (the “Index”). The Index is a benchmark of the hypothetical returns available to a futures investor. The Index is comprised of a diverse portfolio of futures markets, including both financial and tangible markets.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted.  In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial positions of the Trust as of September 30, 2009 and the results of its operations for the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008.  The operating results for these interim periods many not be indicative of the results expected for a full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Due from Brokers

The Trust’s trading activities utilize one broker located in the United States. Due from broker represents cash balances held, unrealized profit or loss on futures contracts, and amounts receivable or payable for transactions not settled at September 30, 2009 and December 31, 2008.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2009

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2009 and December 31, 2008 all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

The Trust’s trading positions are valued at market value and cash equivalents are carried at their net asset value per share including accrued interest, as applicable. All positions including the net unrealized appreciation or depreciation are included under the caption “net unrealized gain (loss) on open futures contracts” on the statements of financial condition. Market value is principally based on listed market prices or broker or dealer price quotations. The resulting change in unrealized profit or loss is reflected in net gain (loss) on change in unrealized appreciation (depreciation) on investments on the statements of operations.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2009

2. Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

In April 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance clarifying the application of Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”.  The additional guidance provides for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly.  The guidance was effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively.  The Trust adopted the guidance effective January 1, 2009.  As required, the Trust also adopted guidance relating to recognition and presentation of other-than-temporary impairments, effective January 1, 2009.  The adoption of these pronouncements did not have an impact on the Trust’s financial statements.

Investment Transactions and Investment Income

All securities transactions are recorded on a trade-date basis. Realized gain and loss are recorded using specific identification method. Interest income is recorded using the accrual basis of accounting.

Income Taxes

The Unleveraged Series, the Leveraged Series and the Commodity L/S Unleveraged Series are classified for federal income tax purposes as separate partnerships. Investors in each Series will reflect their proportionate share of realized profit or loss on their separate tax returns. Accordingly, no provisions for income taxes are required for the Trust.

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

	September 30, 2009	December 31, 2008

Overnight money markets	$2,382,000	$1,893,000
U.S. Government/Agency securities	84,630,161	96,557,403
Cash in checking account	402,273	349,416
Total	$87,414,434	$98,799,819

4. Investors’ Interest

The Trust is comprised of three series: the MLM Index Unleveraged Series, which attempts to replicate the MLM Index without leverage, the MLM Index Leveraged Series, which attempts to replicate the MLM Index at three times leverage, and the MLM Commodities L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage (collectively, the “Series”).  Each Series has four classes of shares: Class A, Class B, Class C and Class D. Shares of the MLM Commodities L/S Unleveraged Series (Class D) were first issued on July 31, 2009. As of September 30, 2009, there has been no issuance of MLM Commodities L/S Classes A, B or C.  Class A, Class B, Class C and Class D shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2009

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

The Class A and Class C shares of each Series are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

5. Margin Requirements

The Trust had margin requirements of $6,986,903 and $14,404,026 at September 30, 2009 and December 31, 2008, respectively, which were satisfied by cash held at the broker.

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

	Commodities L/S Unleveraged Series
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

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2009

7. Derivative Financial Instruments

Derivatives are subject to various risks similar to non-derivative financial instruments including market, credit, liquidity and operational risk. The risks of derivatives should not be viewed in isolation but rather should be considered on an aggregate basis along with the Trust’s other trading-related activities.

The Trust purchases and sells futures contracts in financial instruments and commodities.  The Trust records its derivative activities on a mark-to-market basis with realized and unrealized gains (losses) recognized currently in the statements of operations and in due from brokers on the statements of financial condition.

The following table reflects the fair value of the Trust’s derivative financial instruments.

	Fair Value at
	September 30, 2009		December 31, 2008
	Assets	Liabilities	Assets	Liabilities
Financial futures	$3,650,323	$(236,250)	$6,221,375	$(3,674,913)
Commodity futures	3,429,824	(1,320,657)	5,786,787	(2,142,773)
Total	$7,080,147	$1,556,907	$12,008,162	$(5,817,686)

The following table reflects the trading revenue of the Trust’s derivatives by instrument type.

	For the three months ended September 30, 2009
	Realized P/L	Change in Unrealized	Total
Financial futures	$106,822	$3,096,947	$3,203,769
Commodity futures	(2,682,561)	2,448,249	(234,312)
	$(2,575,739)	$5,545,196	$2,969,457

	For the nine months ended September 30, 2009
	Realized P/L	Change in Unrealized	Total
Financial futures	$(2,929,037)	$867,611	$(2,061,426)
Commodity futures	(2,867,443)	(1,534,847)	(4,402,290)
	$(5,796,470)	$(667,236)	$(6,463,716)

Open contracts generally mature within three months.  As of September 30, 2009, the latest maturity date for open futures contracts is March 2010, however the Trust intends to close all futures contracts prior to maturity.

Index

8. Financial Highlights

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the nine months ended September 30, 2009:

	Leveraged Series				Unleveraged Series				Commodity L/S Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2008/ issuance	$105.12	$120.43	$98.31	$121.29	$119.60	$132.04	$116.06	$117.94	$100.00
Income from investment operations:
Net investment income (expense)	(2.32)	(1.42)	(1.67)	(1.44)	(1.62)	(0.84)	(1.16)	(0.75)	(0.16)
Net realized and unrealized gain on investment transactions	(10.45)	(11.99)	(9.21)	(11.37)	(3.73)	(4.13)	(3.25)	(3.30)	7.06
Total from investment operations	(12.77)	(13.41)	(10.88)	(12.81)	(5.35)	(4.97)	(4.41)	(4.05)	6.90
Net asset value per share at September 30, 2009	$92.35	$107.02	$87.43	$108.48	$114.25	$127.07	$111.65	$113.89	$106.90

Total Return:	(12.15)%	(11.14)%	(11.07)%	(10.56)%	(4.47)%	(3.76)%	(3.79)%	(3.43)%	6.90%

Ratio to Average Investors’ Interest:
Net investment income	(2.50)%	(1.31)%	(1.86)%	(1.28)%	(1.41)%	(0.67)%	(1.03)%	(0.67)%	(0.23)%
Expenses	(2.60)%	(1.40)%	(1.96)%	(1.38)%	(1.54)%	(0.81)%	(1.16)%	(0.80)%	(0.23)%

Total return is calculated as the change in the net asset value per share for the nine months ended September 30, 2009.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the nine months ended September 30, 2009.

Index

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

Index

10. New Accounting Pronouncements

Effective for the quarter ending June 30, 2009, The Trust adopted ASC Topic 855, “Subsequent Events” which provides  guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ACS Topic 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The adoption of ACS Topic 855 did not have a material impact on the Trust financial statements.

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

Effective July 1, 2009, the Trust adopted ASC Topic 105, “Generally Accepted Accounting Principles”. ASC Topic 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with US GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The Codification did not change US GAAP but reorganizes the existing literature into Topics.  References to FASB guidance throughout this document have been updated for the Codification.

On January 1, 2009, the Trust adopted certain provisions of ASC Topic 815 with respect to disclosures about derivative instruments and hedging activities and the provision of certain tabular disclosures of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. See Note 7. Derivative financial instruments. The adoption of these provisions did not have a material impact on the Trust’s financial statements.

11. Subsequent Events

The Manager has evaluated events and transactions that occurred between September 30, 2009 and November 10, 2009, which is the date the financial statements were issued for possible disclosure or recognition in the financial statements.  The Manager has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements.

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

Mount Lucas Management Corporation (the “Manager”), a Delaware corporation, acts as the manager and trading advisor of the Trust.  The Manager was formed in 1986 to act as an investment manager.  As of September 30, 2009, the Manager had approximately $1.4 billion of assets under advisement.  The Manager is a registered investment adviser under the Investment Advisers Act of 1940 and is a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA").  The Manager does and may in the future operate other investment vehicles.

The Trust and the Manager maintain their principal business office at 405 South State Street, Newtown, PA 18940 and their telephone number is (267) 759-3500.

The purpose of the Trust is to replicate the results of the MLM Index™ and the MLM Commodity Long/Short Index™, both designed to measure the risk premium available to futures traders.  Designed as such, the results of the Trust depend on two factors, the results of the MLM Index™ and the MLM Commodity Long/Short Index™, and the Manager's ability to replicate that Index.  It is important to note that the Manager also calculates the results of the MLM Index™ and the MLM Commodity Long/Short Index™.  Thus, their role is twofold - to calculate the results of the MLM Index™ and the MLM Commodity Long/Short Index™, and to replicate the results of the MLM Index™ and the MLM Commodity Long/Short Index™ for the Trust.  Any changes made to the composition of the MLM Index™ and/or the MLM Commodity Long/Short Index™ by the MLM Index™ Committee of the Manager will affect the trading of the Trust, since the objective of the Trust is to replicate the MLM Index™ and the MLM Commodity Long/Short Index™ as published.

Results of the MLM Index™

The MLM Index™ is calculated from the prices of 22 generally liquid futures contracts.  These markets are traded on domestic and foreign exchanges.  For each market, the MLM Index™ generally uses the price of 4 different delivery months each year.  For example, in the Japanese Yen futures market, the MLM Index™ uses the March, June, September and December delivery months.  On the day before trading day, the MLM Index™ determines whether to hold a long or short position in each constituent contract based on the calculation methodology of the MLM Index™.  Once established, that position is held for the subsequent period, at which time it is re-evaluated.  The monthly results of each constituent market are then used to calculate the MLM Index™ return. The objective of the Unleveraged is to replicate this monthly return.  The objective of the Leveraged series is to replicate this monthly return 3 times over.

The volatility of the constituent markets in the MLM Index™ can affect the results of the Trust.  The influences on this volatility are varied and unpredictable.  However, since the objective of the Series is to replicate the MLM Index™, the Manager takes no unusual action to mitigate this volatility.  The role of the Manager is to buy or sell the appropriate number of futures contracts in each constituent market such that the aggregate return of those positions replicates as closely as possible the results of the MLM Index™.

Index

In order to accomplish this objective, the Manager must calculate the number of contracts based on the assets in the Unleveraged and Leveraged Series of the Trust. Since the MLM Index™ rebalances positions each month, at that time the Manager must ascertain the asset level and execute orders to achieve the desired allocations.  This is achieved by adding the performance results of the Trust for the month to the assets at the beginning of the month, and adding additions of capital from new subscriptions and subtracting redemptions in order to determine the asset level at the end of the period.

Results of the MLM Commodity Long/Short Index™

The MLM Commodity Long/Short Index™ is calculated from the prices of 11 generally liquid futures contracts.  These markets are traded on domestic exchanges.  For each market, the MLM Commodity Long/Short Index™ generally uses the price of 4 different delivery months each year.  For example, in the Wheat  futures market, the MLM Commodity Long/Short Index™ uses the March, June, September and December delivery months.  On the day before trading day, the MLM Commodity Long/Short Index™ determines whether to hold a long or short position in each constituent contract based on the calculation methodology of the MLM Commodity Long/Short Index™.  Once established, that position is held for the subsequent period, at which time it is re-evaluated.  The monthly results of each constituent market are then used to calculate the MLM Commodity Long/Short Index™ return.

The volatility of the constituent markets in the MLM Commodity Long/Short Index™ can affect the results of the Trust.  The influences on this volatility are varied and unpredictable.  However, since the objective of the Series is to replicate the MLM Commodity Long/Short Index™, the Manager takes no unusual action to mitigate this volatility.  The role of the Manager is to buy or sell the appropriate number of futures contracts in each constituent market such that the aggregate return of those positions replicates as closely as possible the results of the MLM Commodity Long/Short Index™.

In order to accomplish this objective, the Manager must calculate the number of contracts based on the assets in the Series. Since the MLM Commodity Long/Short Index™ rebalances positions each month, at that time the Manager must ascertain the asset level and execute orders to achieve the desired allocations.  This is achieved by adding the performance results of the Trust for the month to the assets at the beginning of the month, and adding additions of capital from new subscriptions and subtracting redemptions in order to determine the asset level at the end of the period.

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

Index

Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly.  The guidance was effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively.

Financial Condition

To replicate the results of the MLM Index™ and the MLM Commodity Long/Short Index™, the Trust must effect trades on domestic or foreign futures exchanges.  From the beginning of operations until October 2005, the Trust used Refco, LLC (“Refco”) as its futures commission merchant.  In October 2005 the Trust moved all of its brokerage accounts to Citigroup Global Markets (“CGM”).  The Manager deposits a percentage of the assets of the Trust in three separate accounts at CGM, one for the Unleveraged Series, one for the Leveraged Series and one for the Commodity L/S Unleveraged Series.  The amount deposited is determined by the margin requirement established by the exchanges to hold the positions in the Trust.  The margin requirements vary, but are generally about 2% of assets for the Unleveraged Series and 6% of assets for the Leveraged Series.

The balance of the assets of the Trust is held in separate custodial accounts at State Street Bank (the “Bank”).  The Trust has contracted with Aberdeen Asset Management (the successor to Credit Suisse Asset Management (CSAM) ) to manage the money in these accounts so as to maximize the interest income, which accrues to each Series of the Trust, while maintaining strict credit controls as determined by the Commodities Exchange Act.  When CGM requires additional assets to maintain the positions for reach Series of the Trust, the Bank makes a wire transfer to CGM.  If CGM has surplus assets in the accounts, CGM makes a wire transfer to the accounts at the Bank.

The Trust owns no capital assets and does not borrow money.  Since the objective of the Trust is to replicate the results of the MLM Index™ or the Commodity Long/Short Index™, as applicable, its entire asset base participates in the speculative trading of futures contracts.  As such, all assets of the Trust are at risk.  The level of assets will be determined by the results of the Trust, the effect of capital additions and the redemption of Trust interests.  These variables are impossible to predict with any certainty.

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

Index

Although the Trust trades in futures contracts which are in general liquid, the exchanges impose daily trading limits, which act to suspend trading when a particular market or contract trades up or down to a pre-determined price level.  Should this happen, and the Trust was attempting to execute trades in that situation, the Trust may not be able to accurately replicate the results of the MLM Index™ or the MLM Commodity Long/Short Index™.  These rules have not had a material impact on the operation of the Trust to date but future impact is impossible to predict.

Market and Credit Risks

The nature of the Trust is such that it undertakes substantial market risk in following its mandate to replicate the MLM Index™ and the MLM Commodity Long/Short Index™.  Although the Manager monitors the intraday and daily valuation of the portfolio, no extraordinary measures are taken to reduce market risk.  Specifically, the Manager maintains positions required to match, as closely as possible, the return of the MLM Index and the MLM Commodity Long/Short Index™.  There could be certain circumstances where the Manager might be called upon to make a change to this policy, such as the closing of an exchange or some other emergency situation.  In such case, the Manager would use its best efforts to respond to such circumstances with the interests of the investors in mind.

The MLM Index™ and the MLM Commodity Long/Short Index™ is designed to capture returns from sustained trends in the constituent futures markets.  When these trends exist in a market or sector, the MLM Index™ and the MLM Commodity Long/Short Index™ tends to exhibit positive performance in that market or sector.  Conversely, if a market or sector is trendless and volatile, the performance for the market or sector is likely to be negative.  The lack of any significant trend is generally an indication of poor results.

The MLM Index™ and the MLM Commodity Long/Short Index™ is not designed to predict which market will exhibit positive performance in any given year.  The Manager does not select the constituent markets based on expectations of future performance.  The MLM Index™ and the MLM Commodity Long/Short Index™ is designed to represent participation in a diverse basket of future contracts using a trend-following algorithm.  The MLM Index™ and the MLM Commodity Long/Short Index™ is a diversified Index producing different levels of return in the various sectors from year-to-year.

The Trust incurs various kinds of credit risk in its operations.  In order to facilitate the trading of the Trust, assets must be placed with both Futures Commission Merchants and Broker/Dealers.  Management of the Trust deals only with established registered firms in both capacities, and monitors their financial condition on an ongoing basis. In addition, if the Trust were to enter into over-the-counter (“OTC”) transactions, additional counterparty risk would be incurred.  There were no OTC transactions for the three or nine months ending September 30, 2009.

Results of Operations

At September 30, 2009, the Trust had assets of $120,744,832 and liabilities of $1,346,575 compared with assets of $139,610,404 and liabilities of $3,413,670 at December 31, 2008.  Changes in the net assets of the Trust are the result of subscriptions and redemptions to the Trust, and the net loss from operations; including the results from futures trading, interest income, and fees and expenses.  For the nine month period ended September 30, 2009, subscriptions to the Trust totaled $12,989,455 and redemptions totaled $21,398,412.  During the nine-month period ended September 30, 2009, the Trust had a net loss of $8,389,520 compared with a net loss of $1,554,571 for the same period in 2008.  Some expenses of the Trust are based on a percentage of net assets, and therefore increase or decrease as the net assets of the Trust increase or decrease.

Index

The Trust’s net income (loss) is directly related to the performance of the MLM Index™ and the MLM Commodity Long/Short Index™, which the Trust is designed to replicate.  For the nine months ended September 30, 2009, MLM Index™ performance was -2.66%.  Performance was -0.57% for the same period ended September 30, 2008.  For the nine months ended September 30, 2009, MLM Commodity Long/Short Index™ performance was -8.42%.  Performance was -0.89% for the same period ended September 30, 2008.The following table represents the performance by class for the MLM Index™ Fund for the nine months ended September 30, 2009 and September 30, 2008.

September 30, 2009:

	Leveraged Series				Unleveraged Series				Commodity L/S Unleveraged Series

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares

Total Return:	(12.15)%	(11.14)%	(11.07)%	(10.56)%	(4.47)%	(3.76)%	(3.80)%	(3.43)%	6.90	%*
									•July-Sep 09

September 30, 2008:

	Leveraged Series				Unleveraged Series

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares

Total Return:	(4.50)%	(3.41)%	(3.35)%	(2.80)%	(0.69)%	0.04%	0.01%	0.38%

The Trust’s performance may be negative in years when the MLM Index™ and/or the MLM Commodity Long/Short Index™ is positive due to the timing of subscriptions and redemptions, the fees charged and/or the allocation of assets between the Unleveraged, Leveraged and Commodity Long/Short Series of the Trust.  Since inception of the Trust, the correlation of monthly results between the Unleveraged Series of the Trust and the MLM Index™ adjusted for fees is 0.99 and the .  The correlation between the Leveraged Series of the Trust and the MLM Index™ adjusted for leverage and fees is 0.99.  The correlation between the Commodity L/S Unleveraged Series of the Trust and the MLM Commodity Long/Short Index™ adjusted for leverage and fees is 0.99

The components of the return of the MLM Index™ and the MLM Commodity Long/Short Index™ are the capital gains earned from the changes in futures market prices and the interest income earned on cash balances less expenses incurred.  The mechanics and rules of futures markets allow the Trust to earn interest on approximately 100% of the assets in the Trust.  The interest income takes two forms:  that paid directly from the Trust's futures broker on margin deposits held by it, and excess cash.

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

Index

The market risk, or VAR of the Trust, is directly related to the composition of the MLM Index™ and the MLM Commodity Long/Short Index™.  Each month, the position of the MLM Index™ and the MLM Commodity Long/Short Index™ can be either long or short based on a 252 business day moving average rule.  Since positions can be offset inside of sectors (one contract long in a particular commodity and one contract short in a related commodity), specific sector risk is less relevant than the historical risk of the MLM Index™ and the MLM Commodity Long/Short Index™ as a whole.  Since the objective of the Trust is to replicate the MLM Index™ and the MLM Commodity Long/Short Index™, it is reasonable to use the historic values of that Index to estimate market risk.

The VAR of the Trust is calculated as follows:

1.
The Manager calculates the standard deviation of the historical returns of the MLM Index™ and the MLM Commodity Long/Short Index™ over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years.  Those results for the period ended September 30, 2009 are 0.70% and 1.91%  for the MLM Index and 1.79% and 3.89% for the MLM Commodity Long/Short Index™ respectively.  It is important to note that this calculation is made on the historical data of the MLM Index™ and the MLM Commodity Long/Short Index™.  It is not based on the actual trading of the Trust and, accordingly, does not include any operational risk.  The standard deviation is used to measure the dispersion of the returns of the MLM Index™ and the MLM Commodity Long/Short Index™ over time.

2.
For the purposes of VAR, an attempt is made to estimate the size of a loss that may occur with some small probability.  VAR does not estimate the possibility of a total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  Using this methodology, for daily returns, this estimate is a loss of 2.53%.  For monthly returns, the estimate is a loss of 6.84%.

3.
To ascertain a dollar loss amount for the Trust, the assets of the Trust as of September 30, 2009 are multiplied by the estimates of the risk calculated in step 2 above.  The risk estimate is based on the fact that neither the  MLM Index™ nor the MLM Commodity Long/Short Index™ uses leverage, so Trust assets must be adjusted for the distribution of assets among the Unleveraged and Leveraged Series of the Trust, with the leveraged assets having three times the risk of the Unleveraged assets.  Based on the asset levels as of September 30, 2009, the Manager estimates that the Trust could expect to lose approximately $5.4 million in any given day and $14.6 million in any given month.

The estimate above, though reasonable, should not be taken as an assurance that losses in the Trust could not be greater than these amounts.  This is simply a quantitative estimate based on the historical performance of the MLM Index™.  A loss that occurs with a small probability may be substantially greater than the loss indicated above.  Also, market conditions could change dramatically from the conditions that prevailed over the period used to calculate the estimate, thereby affecting the realized volatility of the market.  Furthermore, other factors could affect trading, such as the inability to execute orders in a particular market due to operational or regulatory restrictions that may alter the pattern of the Trust’s returns.  Specifically, the Manager advises other funds in addition to the Trust.  In certain markets there is a limit to the size of a position that one entity can control (speculative limits).  Since positions cannot exceed speculative limits, the Manager may have to allocate positions across accounts and funds, resulting in a less than complete replication of the MLM Index™ and the MLM Commodity Long/Short Index™.  As outlined in the offering for the Trust, it is best to remember that all the assets invested are at a risk of loss.

Index

Since the calculation of the VAR does not look at the specific instrument risks, but rather the results of the MLM Index™ and the MLM Commodity Long/Short Index™ as a whole, risks related to actual execution are not included in the calculation.  For example, counter-party risks from OTC transactions are not and cannot be factored into the calculation.

Additional market risk may be attributed to the actual execution of the orders for the Trust.  The Trust executes the majority of its orders on the last day of each month.  As assets of the Trust grow, large orders may be placed in periods of reduced liquidity.  Such orders may move the markets in which they are executed, adversely affecting the performance of the Trust.  The Manager makes every effort to execute all orders efficiently, but general levels of liquidity are beyond its control.  In certain circumstances, markets may move to the daily trading limits imposed by the exchanges, and the Trust may be unable to execute the necessary orders to replicate the MLM Index™ and the MLM Commodity Long/Short Index™, causing a divergence of performance between the Trust and the MLM Index™ and the MLM Commodity Long/Short Index™, known as “slippage”.

Item 4.	Controls and Procedures.

The President and the Chief Operating Officer of the Manager (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner.  The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level.  As of September 30, 2009, the Certifying Officers evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act).  Furthermore, the Certifying Officers concluded that disclosure controls and procedures in place were designed to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are (i) recorded, processed, summarized and reported on a timely basis in accordance with Commission rules and regulations; and (ii) accumulated and communicated to the Certifying Officers and other persons that perform similar functions, if any, to allow them to make timely decisions regarding required disclosure in periodic filings.  There have been no significant changes in the Trust’s internal control over financial reporting in the quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect the Trust’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Manager is not aware of any proceedings threatened or pending against the Trust and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.

Item 1a.	Risk Factors.

None.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Leveraged Series				Unleveraged Series				Commodity Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D
Jul-09 Subscriptions	$-	$109,816	$-	$515.000	$-	$109,816	$-	$600,000	$3,000,000
Subscriptions Units	-	1,104.19	-	5,141	-	882.08	-	5,408.17	30,000
# of Purchasers	-	2	-	5	-	2	-	6	1
Unit Price	$85.59	$98.95	$80.82	$100.17	$111.54	$123.87	$108.85	$110.94	$100.00

Aug-09 Subscriptions	$-	$4,454.90	$-	$-	$-	$-	$-	$1,380,000	$-
Subscriptions Units	-	42.35	-	-	-	-	-	12,185.46	-
# of Purchasers	-	2	-	-	-	-	-	6	-
Unit Price	$90.88	$105.19	$85.92	$106.55	$113.72	$126.40	$111.07	$113.24	$108.53

Sep-09 Subscriptions	$-	$138,588	$-	$175,000	$-	$33,188	$-	$80,000	$-
Subscriptions Units	-	1,288	-	1,613.15	-	259.87	-	702.41	-
# of Purchasers	-	3	-	2	-	2	-	2	-
Unit Price	$92.35	$107.02	$87.43	$108.48	$114.25	$127.07	$111.65	$113.89	$106.90

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

The Commodity Long/Short Unleveraged Series was established by the Trust in May 2007 and received its first subscription for $3,000,000 in July 2009.  The Series is one of among three Series that comprises the Trust and has been incorporated into this 10Q filing.

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

Date: November 10, 2009