Form 10-K
period 2009-12-31
MLM INDEX FUND
filed 2010-03-03
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

 (Mark One)
☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ___________________

Commission file number 0-49767

MLM INDEX™ FUND
(Exact name of registrant as specified in its charter)

Delaware	Unleveraged Series: 22-2897229
Leveraged Series: 22-3722683
Commodity L/S Unleveraged Series 20-8806944
Commodity L/N Unleveraged Series 27-1198002
(State of Incorporation)	(I.R.S. Employer Identification No.)

405 South State Street
Newtown, PA	18940
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (267) 759-3500

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

Business Trust Interests – Unleveraged Series
Business Trust Interests – Leveraged Series
Business Trust Interests – Commodity L/S Unleveraged Series
Business Trust Interests – Commodity L/N Unleveraged Series

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of June 30, 2009 the aggregate fair value of the business trust units of the Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $69.3 million, the aggregate fair value of the business trust units of the Leveraged Series of the registrant held by non-affiliates of the registrant was approximately $43.9 million, the aggregate fair value of the business trust units of the Commodity L/S Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $0 million, and the aggregate fair value of the business trust units of the Commodity L/N Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $0 million.

As of February 15, 2010 there were 917,775 units outstanding.

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

The Trust consists of several separate series of interests (each, a “Series”), each with its own assets and liabilities.  Under the Trust Agreement, the Trust may issue multiple Series of Interests.  The Trust maintains separate and distinct records for each Series and the assets associated with each such Series are held and accounted for separately from the other assets of the Trust and of any other Series thereof.  The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Series are enforceable against the assets of such Series only and not against the assets of the Trust generally or the assets of any other Series.  The schedules on pages F5-F8 are the sum of the individual schedules for each Series and are presented for reporting purposes only.  A Statement of Financial Condition and Statement of Operations for each Series can be found on pages F25-F27.

Mount Lucas Management Corporation (the “Manager”), a Delaware corporation, acts as the manager and trading advisor of the Trust. The Manager was formed in 1986 to act as an investment manager. As of December 31, 2009, the Manager had approximately $1.7 billion of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940, a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

The Trust and the Manager maintain their principal business office at 405 South Street, Newtown, PA 18940  and their telephone number is 267-759-3500.

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

Trading Program

The Trust trades speculatively in a wide range of futures contracts traded on U.S. and foreign exchanges using the Trading Program, which is based upon the MLM Index™. The MLM Index™ and the Trading Program are both proprietary products of the Manager. The Trading Program attempts to replicate the MLM Index™, before fees and expenses. Currently the Trust has four series of interests; the Unleveraged Series, the Leveraged Series, the Commodity L/S Unleveraged Series and the Commodity L/N Unleveraged Series. The Unleveraged Series attempts to replicate the MLM Index™ without any leverage, while the Leveraged Series trades the Trading Program at three times leverage. Leverage is the ability to control large dollar amounts of a commodity with a comparatively small amount of capital. The Leveraged Series purchases or sells $3 fair value of contracts for every $1 invested in the Series. The Commodity L/S Unleveraged Series and Commodity L/N Unleveraged Series attempt to replicate the MLM Commodity Long/Short Index and MLM Commodity Long/Neutral Index respectively, without leverage.   .  The MLM Commodity Long/Short Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity Long/Neutral Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.

In attempting to replicate the MLM Index™, the Manager will invest in the same markets as the MLM Index™; use the same algorithm to determine long versus short positions; make the same allocations to each market; and generally execute positions at almost the same time. The Manager may also use swaps in attempting to replicate the MLM Index™. These swaps would be agreements with dealers to provide the returns which are the same as holding a specific number of futures contracts in a specific market, without holding the actual contracts. The economic effect on the Trust would be substantially identical to holding futures contracts. However, since the holder of swaps assumes additional counterparty risk, swaps are only held infrequently. For the year ended and as of December 31, 2009, the Trust neither held nor holds any swap positions.

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

The annual performance of the MLM Index™ for each of the past ten years is set forth below.

Year	Annual Return
2000	16.20%
2001	3.67
2002	-1.63
2003	3.92
2004	3.52
2005	3.75
2006	0.40
2007	2.87
2008	13.60
2009	-2.71

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

Fees and Expenses

Set forth below is a summary of the basic fees that the each of the Series and Classes is subject to.

Brokerage Fee

Each Series of the Trust pays the Manager a brokerage fee at the annual rates set forth below.

Classes A and B Unleveraged Series	0.85% of net asset value
Classes C and D Unleveraged Series	0.40% of net asset value
Classes A and B Commodity L/S Unleveraged Series	0.85% of net asset value
Classes C and D Commodity L/S Unleveraged Series	0.40% of net asset value
Classes A and B Commodity L/N Unleveraged Series	0.85% of net asset value
Classes C and D Commodity L/N Unleveraged Series	0.40% of net asset value

Classes A and B Leveraged Series	1.75% of net asset value
Classes C and D Leveraged Series	0.90% of net asset value

The brokerage fee is based on net asset value as of the first day of each month.  The net asset value of the Trust equals the sum of all cash, the fair value (or cost of liquidation) of all futures positions and the fair value of all other assets of the Trust, less all liabilities of the Trust (including accrued liabilities), in each case determined per Series by the Manager in accordance with U.S. generally accepted accounting principles. For purposes of determining the brokerage fee, there is no reduction for:

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

Unleveraged Series, Commodity L/S Unleveraged Series and Commodity L/N Unleveraged Series
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

The Manager pays from the management fee an annual fee for interests sold by authorized selling agents appointed by the Manager for the Class A Series, in the amount of 100 basis points for the Unleveraged Series, Commodity L/S Unleveraged Series and Commodity L/N Unleveraged Series  and 150 basis points for the Leveraged Series of the Trust's net asset value for each respective series; and for the Class C Series, in the amount of 50 basis points for the Unleveraged Series, Commodity L/S Unleveraged Series and Commodity L/N Unleveraged Series  and 50 basis points for the Leveraged Series, L/S Leveraged Series and Commodity L/N Leveraged Series of the Trust's net asset value for each respective series.  As of December 31, 2009, the L/S Leveraged Series and Commodity L/N Leveraged Series of the Trust have not commenced trading and have no assets.

Organizational Fee

Investors in Classes A and B of each Series will pay an organizational fee of 0.50% of their initial and any subsequent investment(s) (excluding exchanges) to the Manager to cover expenses associated with the organization of the Trust and the offering of interests. This fee will be deducted from each investment in determining the number of interests purchased. An organizational fee will be charged until an investor’s total contribution is greater than or equal to $1,000,000. If the organizational expenses exceed the organizational fees collected by the Manager, the Manager will pay any costs above the collected fees. If the organizational fees paid to the Manager exceed actual organizational expenses, any excess will be retained by the Manager and may be shared with consultants that the Manager may engage from time to time. Specifically, consultants who assist the Trust in distributing the interests may be paid a share of the organizational fees.

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

United States Regulations

Commodity Exchange Act (“the CE Act”). The United States Congress enacted the CE Act to regulate trading in commodities, the exchanges on which they are traded, the individual brokers who are members of the exchanges, and commodity professionals and commodity brokerage houses that trade in these commodities in the United States.

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

Futures Trading Involves Substantial Leverage

Futures contracts are typically traded on margin. This means that a small amount of capital can be used to invest in contracts of much greater total value. The resulting leverage means that a relatively small change in the market price of a futures contract can produce a substantial profit or loss. Leverage enhances the Trust's sensitivity to market movements that can result in greater profits when the Trading Program anticipates the direction of the move correctly, or greater losses when the Trading Program is incorrect. The Unleveraged Series, Commodity L/S Unleveraged Series and Commodity L/N Unleveraged Series attempt to replicate the MLM Index™, the MLM Commodity Long/Short Index and the MLM Commodity Long/Neutral Index respectively without leverage and the Leveraged Series trades the MLM Index™ at three times leverage.

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

	Unleveraged Series, Commodity L/S Unleveraged Series and Commodity L/N Unleveraged Series
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

The Trust does not own or lease any physical properties. The Trust's office is located within the office of the Manager at 405 South Street, Newtown, PA 18940.

Item 3.	Legal Proceedings

There are no pending legal proceedings to which the Trust or the Manager is a party or to which any of their assets are subject.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Market For Registrant's Common Equity and Related Stockholder Matters

There currently is no established public trading market for the interests. As of December 31, 2009, approximately $105 million interests were held by 867 owners.

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

Recent Sales of Unregistered Securities

From October 1, 2009 to December 31, 2009, a total of 102,417 interests were sold for the aggregate net subscription amount of $10,687,204. Total number of purchasers was 36.  There were no non-accredited investors during this period. Details of the sale of these interests are as follows:

Series	Date	Subscriptions	Units	Price	# of Purchasers

Leveraged A Units	10/31/2009	$0	0	$
Leveraged B Units	10/31/2009	325,143	3,066	105.51	7
Leveraged C Units	10/31/2009	0	0
Leveraged D Units	10/31/2009	25,000	234	107.02	1
Unleveraged A Units	10/31/2009	33,123	282	113.54	2
Unleveraged B Units	10/31/2009	646,760	5,091	126.41	5
Unleveraged C Units	10/31/2009	0	0
Unleveraged D Units	10/31/2009	115,000	1,015	113.34	2
Commodity L/S D Units	11/30/2209	1,000	9	106.68	1
Commodity L/N D Units	11/30/2009	5,001,000	50,010	100.00	2
Leveraged A Units	11/30/2009	35,000	358	94.44	1
Leveraged B Units	11/30/2009	29,355	266	109.71	2
Leveraged C Units	11/30/2009	0	0
Leveraged D Units	11/30/2009	200,000	1,796	111.36	3
Unleveraged A Units	11/30/2009	564,000	4,815	114.91	4
Unleveraged B Units	11/30/2009	16,823	131	128.03	1
Unleveraged C Units	11/30/2009	0	0
Unleveraged D Units	11/30/2009	0	0
Leveraged A Units	12/31/2009	0	0
Leveraged B Units	12/31/2009	60,000	566	105.32	1
Leveraged C Units	12/31/2009	0	0
Leveraged D Units	12/31/2009	50,000	466	107.20	1
Commodity L/N D Units	12/31/2009	3,500,000	34,312	102.00	1
Unleveraged A Units	12/31/2009	0	0
Unleveraged B Units	12/31/2009	0	0
Unleveraged C Units	12/31/2009	0	0
Unleveraged D Units	12/31/2009	85,000	750	$113.35	2
	Total	$10,687,204	102,417		36

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

The Comparison of Five-Year Cumulative Total Returns Graph, set forth below, assumes that an investment in units in the Trust, and the MLM Index™, was $100 on December 31, 2004. The Cumulative Total Return is based on unit price appreciation (there were no dividends declared or paid during the period) from December 31, 2004 through December 31, 2009.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
MLM Index™	103.75	104.16	107.16	121.73	118.41
MLM Index Fund - Leveraged Series, Class A	99.91	88.21	82.69	110.26	101.72
MLM Index Fund - Unleveraged Series, Class A	100.88	99.03	99.33	111.08	104.92

Item 6.            Selected Financial Data

The Trust began trading on January 4, 1999. Set forth below is certain selected historical data for the Trust for the 5 years ended December 31, 2009. The selected historical financial data were derived from the financial statements of the Trust, which were audited by Grant Thornton LLP for 2005 and  Eisner LLP for years 2006 through 2009. The information set forth below should be read in conjunction with the Financial Statements and notes thereto contained elsewhere in this document.

	Years Ended December 31,
	2009	2008	2007	2006	2005

Operations Data:
Realized Gains (Losses)	$731,923	$19,104,468	$(6,797,301)	$(16,393,552)	$(7,520,356)
Net Change in Unrealized Gains (Losses)	(7,344,607)	4,488,606	(484,953)	(7,285,240)	11,898,155
Interest Income	159,900	2,923,714	8,483,981	14,168,270	11,572,093
Brokerage Commissions	961,240	977,593	1,444,771	3,089,477	4,114,687
Management Fees	1,143,229	1,115,615	1,536,273	3,148,863	4,106,132
Operating Expenses	672,497	506,440	1,399,451	1,825,940	2,232,080
Net Income (Loss)	$(9,229,750)	$23,917,140	$(3,178,768)	$(17,574,802)	$5,496,993

Financial Condition Data
Investors' Interest	104,578,954	136,196,734	117,385,731	229,224,557	344,124,895
Total Assets	$129,799,051	$139,610,404	$120,016,936	$245,261,022	$351,371,644
Net Asset Value Per Class A Leveraged Series Interest	90.73	105.12	78.88	83.94	95.09
Net Asset Value Per Class B Leveraged Series Interest	105.53	120.43	89.06	93.36	104.18
Net Asset Value Per Class C Leveraged Series Interest	86.24	98.31	72.63	76.06	84.79
Net Asset Value Per Class D Leveraged Series Interest	107.20	121.29	88.95	92.46	102.30
Net Asset Value Per Class A Unleveraged Series Interest	113.28	119.60	106.89	106.39	108.38
Net Asset Value Per Class B Unleveraged Series Interest	126.32	132.04	116.85	115.15	116.13
Net Asset Value Per Class C Unleveraged Series Interest	110.99	116.06	102.77	101.32	102.23
Net Asset Value Per Class D Unleveraged Series Interest	113.35	117.94	103.92	101.94	102.35
Net Asset Value Per Class D Commodity L/S Unleveraged Series Interest	108.17	-	-	-	-
Net Asset Value Per Class D Commodity L/N Unleveraged Series Interest	102.00	-	-	-	-

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of the MLM Index™

The MLM Index™ is calculated from the prices of 22 liquid futures markets. These markets are traded on domestic and foreign exchanges. For each market, the MLM Index™ generally uses the price of 4 different delivery months each year. For example, in the Japanese Yen futures market, the MLM Index™ uses the March, June, September and December delivery months. On the day before trading day, the MLM Index™ determines whether to hold a long or short position in each constituent contract based on the calculation methodology of the MLM Index™. Once established, that position is held for the subsequent period, at which time it is re-evaluated. The monthly results of each constituent market are then used to calculate the MLM Index™ return. The objective of the Trust is to replicate this monthly return.  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures markets of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.

Clearly, the volatility of the constituent markets in the MLM Index™ can affect the results of the Trust. The influences on this volatility are varied and unpredictable. However, since the object of the Trust is to replicate the MLM Index™, the Manager takes no unusual action to mitigate this volatility. The role of the Manager is to buy or sell the appropriate number of futures contracts in each constituent market such that the aggregate return of those positions replicates as closely as possible the results of the MLM Index™ and its subsets.

In order to accomplish this objective, the Manager must calculate the number of contracts based on both the assets in the Trust and the distribution of the assets between the Series of the Trust. Since the MLM Index™ rebalances positions each month, at that time the Manager must ascertain the asset level and execute orders to achieve the desired allocations. This is achieved by adding the performance results of the Trust for the month to the assets at the beginning of the month, and adding additions of capital from new subscriptions and subtracting redemptions in order to determine the asset level at the end of the period.

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

The Trust’s assets are held in separate custodial accounts at State Street Bank and Trust (the “Bank”), one for each Series.   The Trust has contracted with Credit Suisse Asset Management (CSAM) to manage the money in these accounts so as to maximize the interest income which accrues to the Trust, while maintaining strict credit controls as determined by the CE Act. When Citigroup Global Markets requires additional assets to maintain the positions for the Trust, the Bank makes a wire transfer to Citigroup Global Markets. If Citigroup Global Markets has surplus assets in the accounts, Citigroup Global Markets makes a wire transfer to the accounts at the Bank.

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

Liquidity

The majority of the Trust's assets are held in liquid short-term interest rate instruments. The Trust takes substantial exposure in futures markets, which require relatively small deposits, called margin, to hold the positions. As at December 31, 2009, increases (decreases) in cash and cash equivalents and due from broker amounted to approximately $(7.3) and $3.8 million respectively and net cash used from operations amounted to approximately $5.9 million, of which $9.2 million represents net loss from operations in the current year. In general, the Trust will have about 5% of its assets on deposit with brokers as margin, with the balance held in accounts with a major financial institution.

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

Market and Credit Risks

The nature of the Trust is such that it undertakes substantial market risk in following its mandate to replicate the MLM Index™ and its subsets. Although the Manager monitors the intraday and daily valuation of the portfolio, no extraordinary measures are taken to reduce market risk. Specifically, the Manager maintains positions required to match, as closely as possible, the return of the MLM Index™ and its subsets.  One could imagine certain circumstances where the Manager might be called upon to make a change to this policy, such as the closing of an exchange or some other emergency situation.  In such case, management would use its best efforts to respond to such circumstances with the interests of the investors in mind.

The MLM Index™ and its subsets are not designed to predict which market will exhibit positive performance in any given year.  The Manager does not select the constituent markets based on expectations of future performance.  The MLM Index™ and its subsets are designed to represent participation in a diverse basket of future contracts using a trend-following algorithm.  The MLM Index™ and its subsets are a diversified Index producing different levels of return in the various sectors from year to year.

The Trust incurs various kinds of credit risk in its operations. In order to facilitate the trading of the Trust, assets must be placed with both Futures Commission Merchants and Broker/Dealers. Management of the Trust deals only with established registered firms in both capacities, and monitors their financial condition on an ongoing basis. In addition, if the Trust were to enter into over the counter transactions, additional counterparty risk would be incurred. There were no OTC transactions during 2009.

Results of Operations

For the Fiscal Year ending December 31, 2009 the Trust had assets of $129,799,051 compared with assets of $139,610,404 on December 31, 2008 and assets of $120,016,936, on December 31, 2007. Liabilities of the Trust totaled $25,220,097as of December 31, 2009, compared with $3,413,670 at December 31, 2008 and $2,631,205 at December 31, 2007. Net income (loss) from operations was $(9,229,750) for the year ended December 31, 2009 compared with $23,917,140 in 2008 and $(3,178,768) in 2007.

The Trust’s net income is usually directly related to the performance of the MLM Index™, which the Trust is designed to replicate. For the 12 months ending December 31, 2009, MLM Index™ performance was -2.71%, lower than the +13.60% recorded in 2008, and lower than the +2.87% recorded in 2007. Trust performance may be negative in years when the MLM Index™ is positive or have greater losses when the MLM Index™ is negative due to the timing of subscriptions and redemptions, the fees charged, and the allocation of assets between the Unleveraged and Leveraged Series of the Trust. Since inception of the Trust, the correlation of monthly results between the Unleveraged Series of the Trust and the MLM Index™ adjusted for fees is 0.99. The correlation between the Leveraged Series of the Trust and the MLM Index™ adjusted for leverage and fees is 0.99.

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

The market risk, or VAR of the Trust is directly related to the composition of the MLM Index™ and its subsets, and the ratio of each. Each month, the position of the MLM Index™ can be either long or short based on a 252 business day moving average rule. Since positions can be offset inside of sectors (one contract long in a particular commodity and one contract short in a related commodity), specific sector risk is less relevant than the historical risk of the MLM Index™ as a whole. Since the object of the Trust is to replicate the MLM Index™, it is reasonable to use the historic values of that Index to estimate market risk.

The VAR of the Fund is calculated as follows:

1.
The manager calculates the standard deviation of the historical returns of the MLM Index™ and its subsets on an asset-weighted basis over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years.  Those results for the period ended December 31, 2009 are 0.46% and 2.13% respectively.  It is important to note that this calculation is made on the historical data of the MLM Index™ and its subsets.  It is not based on the actual trading of the Trust and does not include any operational risk.  The standard deviation is used to measure the dispersion of the returns of the MLM Index™ and its subsets.

2.
For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability.  It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  For daily returns, this estimate is a loss of 1.62%.  For monthly returns the estimate is loss of 7.48%.

3.
To ascertain a dollar loss amount for the Trust, the assets of the Trust as of December 31, 2009 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets.  Based on the asset levels as of December 31, 2009, the manager estimates that the Trust could expect to lose approximately $3.1 million in any given day and $14.1 in any given month.

The estimate above, though reasonable, should not be taken as an assurance that losses in the Trust could not be greater than these amounts.  This is simply a quantitative estimate based on the historical performance of the MLM Index™ and its subsets.  The loss that occurs with small probability may be substantially greater than the loss indicted above.  Also, market conditions could change dramatically from the conditions that prevailed over the period used to calculate the estimate, affecting the realized volatility of the market.  Furthermore, other factors could affect trading, such as the inability to execute orders in a particular market, due to operational or regulatory restrictions that may alter the pattern of the Trust’s returns.  Specifically, the Manager advises other funds in addition to the Trust.  In certain markets there is a limit to the size a position that one entity can control (speculative limits).  Since positions cannot exceed speculative limits, the Manager may have to allocate positions across accounts and funds, resulting in a less than complete replication of the MLM Index™ and its subsets.    It is best to remember the fact that, as outlined in the offering for the Trust, that all the assets invested are at risk of loss.

Since the calculation of the VAR does not look at the specific instrument risks, but rather the results of the MLM Index™ and its subsets as a whole, risks related to actual execution are not included in the calculation. For example, counter-party risks from OTC transactions are not factored into the calculation.

Additional market risk may be attributed to the actual execution of the orders for the Trust. The Trust executes the majority of its orders on the last day of each month. As assets of the Trust grow, large orders may be placed in periods of reduced liquidity. Such orders may move the markets in which they are executed, adversely affecting the performance of the Trust. The Manager makes every effort to execute all orders efficiently, but general levels of liquidity are beyond the control of management. In certain circumstances, markets may move to the daily trading limits imposed by the exchanges, and the Trust may be unable to execute the necessary orders to replicate the MLM Index™ and its subsets, causing extensive slippage.

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

The Fund's financial statements, together with the independent registered public accounting firm’s report thereon, appear on pages F1 through F25 hereof.

Selected Quarterly Data is as follows:

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net realized and unrealized gain (loss) on investments	$650,738	$(15,245,735)	$8,163,550	$(181,237)	$(6,612,684)
Net income (loss)	$(48,948)	$(15,895,480)	$7,554,909	$(840,230)	$(9,229,750)
Net income (loss) per Investors’ Interest
Leveraged Series
Class A	$(0.65)	$(21.08)	$8.97	$(1.63)
Class B	$(0.30)	$(23.85)	$10.74	$(1.49)
Class C	$(0.22)	$(19.46)	$8.79	$(1.19)
Class D	$(0.04)	$(23.85)	$11.09	$(1.28)
Unleveraged Series
Class A	$(0.35)	$(8.59)	$3.59	$(0.96)
Class B	$(0.06)	$(9.20)	$4.29	$(0.75)
Class C	$(0.07)	$(8.10)	$3.76	$(0.67)
Class D	$(0.08)	$(8.10)	$3.97	$(0.55)
Commodity L/N Unleveraged Series
Class D	$0.00	$0.00	$6.90	$1.27
Commodity Unleveraged Series
Class D	$0.00	$0.00	$0.00	$2.00
Net Asset Value per Investors’ Interest, at the end of period
Leveraged Series
Class A	$104.47	$83.39	$92.35	$90.73
Class B	$120.14	$96.28	$107.02	$105.53
Class C	$98.09	$78.64	$87.43	$86.24
Class D	$121.25	$97.40	$108.48	$107.20
Unleveraged Series
Class A	$119.24	$110.65	$114.24	$113.28
Class B	$131.98	$122.78	$127.07	$126.32
Class C	$116.00	$107.90	$111.66	$110.99
Class D	$118.02	$109.92	$113.89	$113.35
Commodity L/N Unleveraged Series
Class D	$0.00	$0.00	$106.90	$108.17
Commodity Unleveraged Series
Class D	$0.00	$0.00	$0.00	$102.00

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net realized and unrealized gain (loss) on investments	$7,552,705	$3,337,042	$(12,722,002)	$25,425,329	$23,593,074
Net income (loss)	$7,851,155	$3,260,648	$(12,666,383)	$25,471,720	$23,917,140
Net Increase (decrease) per Investors’ Interest
Leveraged Series
Class A	$8.88	$3.31	$(15.73)	$29.79
Class B	$10.38	$4.14	$(17.56)	$34.42
Class C	$8.48	$3.39	$(14.31)	$28.11
Class D	$10.57	$4.36	$(17.42)	$34.83
Unleveraged Series
Class A	$4.31	$1.53	$(6.57)	$13.44
Class B	$5.01	$1.98	$(6.93)	$15.12
Class C	$4.39	$1.73	$(6.11)	$13.28
Class D	$4.57	$1.89	$(6.06)	$13.62
Net Asset Value per Investors’ Interest, at the end of period
Leveraged Series
Class A	$87.75	$91.06	$75.33	$105.12
Class B	$99.44	$103.57	$86.02	$120.43
Class C	$81.11	$84.50	$70.20	$98.31
Class D	$99.52	$103.88	$86.46	$121.29
Unleveraged Series
Class A	$111.20	$112.73	$106.15	$119.60
Class B	$121.86	$123.84	$116.91	$132.04
Class C	$107.16	$108.89	$102.78	$116.06
Class D	$108.49	$110.38	$104.32	$117.94

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements between the Trust and their auditors respecting matters of accounting or financial disclosure in the current year.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). We have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on such evaluation we have concluded these disclosure controls are effective as of December 31, 2009.
(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
(c) Management's Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.  Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.  The Company's management assessed its internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management, based on their evaluation of the Company's internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

Item 10.	Directors, Executive Officers and Corporate Governance

The Trust has no directors or officers. The Manager manages and conducts the business of the Trust.

The principals of the Manager are Roger E. Alcaly, Paul R. DeRosa, Raymond E. Ix, Jr., James A. Mehling, John R. Oberkofler and Timothy J. Rudderow ..

Roger E. Alcaly, age 68, became a principal and Director of the Manager when it merged with CA Partners, Inc., a company he formed with Messrs. Timothy Rudderow and Frank Vannerson in 1990 which engaged primarily in convertible arbitrage trading. Prior to helping form CA Partners, Mr. Alcaly was active in leveraged acquisitions, merger arbitrage and value-oriented equity investing, first as a partner of Kellner DiLeo & Co. and KD Equities, each of which engaged in risk-arbitrage trading, and then at Riverside Capital, a company he formed after leaving those firms in May 1987 which engaged in risk-arbitrage trading. Before joining Kellner DiLeo, Mr. Alcaly served as Assistant Director of the Council on Wage and Price Stability and as a Senior Economist at the Federal Reserve Bank of New York, and taught Economics at Columbia University. Mr. Alcaly holds a B.A. from Amherst College and a Ph.D. in Economics from Princeton University.

Paul R. DeRosa, age 68, became a principal and Director of the Manager when it merged with CA Partners, Inc., which he joined in January 1999. Mr. DeRosa began his career in the securities industry as the money market economist in Citibank's bond trading division. He later became the bank's chief proprietary bond trader and subsequently head of Citibank's financial derivative and capital markets businesses in North America. In 1986 Mr. DeRosa joined E.F. Hutton Co. as co-head of bond trading with particular responsibility for mortgage trading and finance. In 1989 he helped to establish Eastbridge Holdings Inc., a bond and currency trading company in New York, and served as President and CEO from June 1995 to June 1998. Mr. DeRosa holds a Ph.D. in Economics from Columbia University.

Raymond E. Ix, Jr., age 46, is a Senior Vice President and a Director of the Manager. Mr. Ix joined Mount Lucas in 1992 and is responsible for institutional marketing and client service. From 1989 to 1992, Mr. Ix was employed by Little Brook Corporation of New Jersey, a commodity trading advisor, where he was involved in implementing the firm's technical trading systems. Before joining Little Brook, Mr. Ix was the Fixed Income Administrative Manager at Delaware Management Company, a company which advised institutional and individual investors. Mr. Ix received a B.S. in accounting from Saint Joseph's University in 1986.

James A. Mehling, age 60, is a Vice President and Chief Operating Officer of the Manager. Before joining Mount Lucas in June 1999, Mr. Mehling had served as President and Chief Investment Officer of Monitor Capital Advisors, a company which managed institutional stock and bond portfolios and mutual funds, beginning in 1991. Mr. Mehling started his career in financial services with Merrill Lynch in 1976 and eventually managed a trading desk for Merrill Lynch Government Securities. He is a CFA charter holder and has served as a volunteer on the CFA examination grading committee. Mr. Mehling received a B.S. in Aviation Engineering from Western Michigan University in 1970.

John R. Oberkofler, age 50, is a Vice President and Director of Trading for the Manager since 1999. From 1986 to 1999, he was employed as Senior Trader by Little Brook Corporation of New Jersey. Mr. Oberkofler received a B.S. in Finance from Seton Hall University in 1982.

Timothy J. Rudderow, age 54, is President and a Director of the Manager, which he helped to establish in 1986. Prior to the mergers that took place in October 1999, Mr. Rudderow was also a principal of Little Brook Corporation of New Jersey, which he joined in 1983 as Director of Research and Development, and of CA Partners, Inc., a company he helped form in 1990. Prior to joining Little Brook, Mr. Rudderow was employed by Commodities Corporation, a company which was a commodity trading advisor, with responsibilities for the design and management of technical trading systems. Before joining Commodities Corporation, Mr. Rudderow taught Economics at Drexel University. Mr. Rudderow received a B.A. in Mathematics from Rutgers University in 1977 and an M.B.A. in Management Analysis from Drexel University in 1979.

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

The Trust has no directors or officers. The Manager manages and conducts the business of the Trust. As of December 31, 2009, the Manager had an initial investment of $1,000 in each of the Leveraged Series (Class C), the Unleveraged Series (Class C), the Commodity L/S Unleveraged Series (Class D) and Commodity L/N Unleveraged Series (Class D).

Item 13.	Certain Relationships and Related Transactions

The Manager manages and conducts the business of the Trust. The Manager receives management and other fees from the Trust as described in Item 1 - Fees and Expenses.

For the years ended December 31, 2009, 2008, and 2007, the Manager received from the Trust:

(1)	management fees in the amount of $1,143,229, $1,115,615 and $1,536,273, respectively;
(2)	brokerage fees in the amount of $961,240, $977,593 and $1,444,771, respectively.
(3)	organizational fees in the amounts of $13,850, $8,623 and $24,972, respectively.

Item 14.	Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed to the Trust for the year ended December 31, 2009 by the independent registered public accounting firm, Eisner LLP (“Eisner”) for professional services rendered in connection with the audit of the Trust’s financial statements included in this Annual Report on Form 10-K, and for the review of the interim financial information included in the Trust’s 1st, 2nd, and 3rd Quarter Report on Form 10-Q, totaled approximately $208,900.

The aggregate fees billed to the Trust for the year ended December 31, 2008 by Eisner for professional services rendered in connection with the audit of the Trust’s financial statements included in this Annual Report on Form 10-K, and for the review of the statements included in the Trust’s  2nd, and 3rd Quarter Report on Form 10-Q, totaled approximately $90,000.

The aggregate fees billed to the Trust by the independent registered public accounting firm, Grant Thornton LLP (“GT”), for professional services rendered in connection with the review of the statements included in the Trust’s 1st Quarter Report of 2008 on Form 10-Q, totaled approximately $42,250

Audit-Related Fees. There were no fees billed to the Trust by GT and Eisner for assurance and related services that are reasonably related to the performance of the audit and review of the Trust’s financial statements that are not already reported in the paragraph immediately above for the years 2009 and 2008 respectively.

Tax Fees. The aggregate fees billed to the Trust by GT for professional services rendered by GT for tax compliance totaled approximately $12,832 and $37,000 for the years 2009 and 2008, respectively. These services included review of the Trust’s domestic tax compliance information.

All Other Fees. There were no fees billed to the Trust by Eisner or GT for products and services other than as set forth above for the years 2009 and 2008.

Engagement of the Independent Registered Public Accounting Firm. During the year ended December 31, 2008, the Manager appointed Eisner as the Trust’s auditors. The Manager considers provisions of the independence rules for both audit and non-audit services.

Item 15.	Exhibits, Financial Statement Schedules

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

MLM INDEX™ FUND

December 31, 2009 and 2008

F 1

AFFIRMATION OF THE COMMODITY POOL OPERATOR

I affirm that, to the best of my knowledge and belief, the information contained in the attached financial statements of MLM Index™ Fund for the years ended December 31, 2009 and 2008 are accurate and complete.

/s/ Timothy J. Rudderow
Timothy J. Rudderow
President
Mount Lucas Management Corporation
Manager
MLM Index™ Fund

February 25, 2010

F 2

F 3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Investors of
MLM IndexTM Fund

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of MLM IndexTM Fund (the "Trust") as of December 31, 2009 and 2008, and the related statements of operations, changes in investors' interest, and cash flows and the financial highlights for each of the years in the three-year period ended December 31, 2009.  These financial statements and financial highlights are the responsibility of the Trust's management.  Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement.  The Trust is not required to have, nor were we engaged to perform, an audit of the Trust's internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial condition of MLM IndexTM Fund at December 31, 2009 and 2008, and the results of its operations, changes in investors' interest, and cash flows and the financial highlights for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

New York, New York
February 25, 2010

F 4

MLM INDEX™ FUND
STATEMENTS OF FINANCIAL CONDITION

December 31,

ASSETS	2009	2008

Cash and cash equivalents	$91,417,211	$98,799,819
Due from broker	38,376,426	34,554,803
Net unrealized gain on open futures contracts, at fair value	─	6,190,476
Interest receivable	5,414	65,278
Other assets	─	28

Total assets	$129,799,051	$139,610,404

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$23,834,370	$2,881,096
Net unrealized loss on open futures contracts, at fair value	1,134,488	─
Brokerage commissions payable	65,124	88,976
Management fee payable	95,998	103,234
Accrued expenses	90,117	340,364

Total liabilities	25,220,097	3,413,670

Investors’ interest	104,578,954	136,196,734

Total liabilities and investors’ interest	$129,799,051	$139,610,404

The accompanying notes are an integral part of these statements.

F 5

MLM INDEX™ FUND
CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2009

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*
Long futures contracts
Financial	900	$(2,233,254)	(2.14)%
Commodity	379	1,081,653	1.03
	1,279	(1,151,601)	(1.11)

Short futures contracts
Financial	84	120,124	0.11
Commodity	81	(103,011)	(0.10)
	165	17,113	0.01

Net unrealized loss on open futures contracts, at fair value		$(1,134,488)	(1.10)%

* Derivatives are not designated as hedging instruments.

The accompanying notes are an integral part of this schedule.

F 6

MLM INDEX™ FUND
CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2008

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*
Long futures contracts
Financial	720	$6,039,956	4.44%
	720	6,039,956	4.44

Short futures contracts
Financial	698	(3,493,494)	(2.57)
Commodity	1872	3,644,014	2.68
	2,570	150,520	0.11

Net unrealized gain on open futures contracts, at fair value		$6,190,476	4.55%

* Derivatives are not designated as hedging instruments.

The accompanying notes are an integral part of this schedule.

F 7

MLM INDEX™ FUND
STATEMENTS OF OPERATIONS

Year ended December 31,

	2009	2008	2007

Investment income
Interest	$159,900	$2,923,714	$8,483,981

Expenses
Brokerage commissions	961,240	977,593	1,444,771
Management fee	1,143,229	1,115,615	1,536,273
Operating expenses	672,497	506,440	1,399,451

Total expenses	2,776,966	2,599,648	4,380,495

Net investment income (loss)	(2,617,066)	324,066	4,103,486

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments	731,923	19,104,468	(6,797,301)
Net change in unrealized appreciation (depreciation) on investments	(7,344,607)	4,488,606	(484,953)

Net realized and unrealized gain (loss) on investments	(6,612,684)	23,593,074	(7,282,254)

Net income (loss)	$(9,229,750)	$23,917,140	$(3,178,768)

The accompanying notes are an integral part of these statements.

F 8

MLM INDEX™ FUND
STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

Year ended December 31, 2009

	Leveraged Series
					Total
	Class A	Class B	Class C	Class D	Leveraged
	Shares	Shares	Shares	Shares	Series

Investors’ interest at December 31, 2008	$6,903,329	$13,796,085	$1,327	$31,281,480	$51,982,221

Subscriptions	90,000	990,903	─	5,960,000	7,040,903
Redemptions	(1,464,701)	(1,623,951)	─	(3,855,018)	(6,943,670)
Transfers	(29,000)	(1,655)	─	536,934	506,279
Other (selling commissions)	(1,500)	(4,931)	─	─	(6,431)
Net Loss	(859,550)	(1,686,557)	(163)	(3,737,146)	(6,283,416)

Investors’ interest at December 31, 2009	$4,638,578	$11,469,894	$1,164	$30,186,250	$46,295,886

Shares at December 31, 2008	65,670	114,555	14	257,908
Subscriptions	1,020	9,170	─	52,801
Redemptions	(15,251)	(15,029)	─	(34,642)
Transfers	(312)	(11)	─	5,513

Shares at December 31, 2009	51,127	108,685	14	281,580

Net asset value per share
December 31, 2009	$90.73	$105.53	$86.24	$107.20

The accompanying notes are an integral part of these statements.

F 9

MLM INDEX™ FUND
STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)
Year ended December 31, 2009

	Unleveraged Series
					Total
	Class A	Class B	Class C	Class D	Unleveraged
	Shares	Shares	Shares	Shares	Series

Investors’ interest at December 31, 2008	$4,293,290	$12,404,908	$1,320	$67,514,995	$84,214,513

Subscriptions	597,123	1,096,633	─	3,440,000	5,133,756
Redemptions	(35,000)	(3,916,119)	─	(35,146,090)	(39,097,209)
Transfers	29,000	1,655	─	(536,934)	(506,279)
Other (selling commissions)	(11,895)	(5,483)	─	─	(17,379)
Net Loss	(236,104)	(457,002)	(58)	(2,598,548)	(3,291,711)

Investors’ interest at December 31, 2009	$4,636,414	$9,124,592	$1,262	$32,673,423	$46,435,691

Shares at December 31, 2008	35,898	93,951	11	572,449

Subscriptions	5,096	8,603	─	30,278
Redemptions	(318)	(30,332)	─	(309,583)
Transfers	254	12	─	(4,885)

Shares at December 31, 2009	40,930	72,234	11	288,259

Net asset value per share
December 31, 2009	$113.28	$126.32	$110.99	$113.35

The accompanying notes are an integral part of these statements.

F 10

MLM INDEX™ FUND
STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)
Year ended December 31, 2009

	Commodity L/S	Commodity L/N	Total
	Unleveraged	Unleveraged	Investors’
	Series	Series	Interest
	Class D	Class D	($100 par
	Shares	Shares	value/share)

Investors’ interest at December 31, 2008	─	─	$136,196,734

Subscriptions	3,001,000	8,501,000	23,676,659
Redemptions	─	─	(46,040,879)
Transfers	─	─	─
Other (selling commissions)	─	─	(23,810)
Net income (loss)	245,160	100,217	(9,229,750)

Investors’ interest at December 31, 2009	$3,246,160	$8,601,217	$104,578,954

Shares at December 31, 2008	─	─

Subscriptions	30,009	84,322
Redemptions	─	─
Transfers	─	─

Shares at December 31, 2009	30,009	84,322

Net asset value per share
December 31, 2009	$108.17	$102.00

The accompanying notes are an integral part of these statements.

F 11

MLM INDEX™ FUND
STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)
Year ended December 31, 2008

	Leveraged Series
					Total
	Class A	Class B	Class C	Class D	Leveraged
	Shares	Shares	Shares	Shares	Series

Investors’ interest at December 31, 2007	$7,227,407	$15,754,642	$981	$15,463,453	$38,446,483

Subscriptions	519,000	1,081,545	─	10,380,000	11,980,545
Redemptions	(2,860,296)	(7,372,119)	─	(1,984,397)	(12,216,812)
Transfers	26,495	(15,736)	─	─	10,759
Other (selling commissions)	(2,595)	(2,899)	─	─	(5,494)
Net Income	1,993,318	4,350,652	346	7,422,424	13,766,740

Investors’ interest at December 31, 2008	$6,903,329	$13,796,085	$1,327	$31,281,480	$51,982,221

Shares at December 31, 2007	91,630	176,908	14	173,842
Subscriptions	6,077	11,297	─	103,628
Redemptions	(32,301)	(73,462)	─	(19,562)
Transfers	264	(188)	─	─

Shares at December 31, 2008	65,670	114,555	14	257,908

Net asset value per share
December 31, 2008	$105.12	$120.43	$98.31	$121.29

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

F 14

MLM INDEX™ FUND
STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)
Year ended December 31, 2007

	Unleveraged Series
						Total
						Investors’
					Total	Interest
	Class A	Class B	Class C	Class D	Unleveraged	($100 par
	Shares	Shares	Shares	Shares	Series	value/share)

Investors’ interest at December 31, 2006	$11,046,115	$42,824,216	$1,153	$69,724,753	$123,596,237	$229,224,557

Subscriptions	499,000	2,775,143	─	425,000	3,699,143	7,563,497
Redemptions	(6,050,182)	(33,473,810)	─	(10,391,306)	(49,915,298)	(116,187,577)
Transfers	(698,080)	810,820	─	─	112,740	─
Other (selling commissions)	(9,495)	(13,829)	─	─	(23,324)	(35,978)
Net income (loss)	(17,217)	301,487	15	1,185,465	1,469,750	(3,178,768)

Investors’ interest at December 31, 2007	$4,770,141	$13,224,027	$1,168	$60,943,912	$78,939,248	$117,385,731

Shares at December 31, 2006	103,829	371,905	11	683,959

Subscriptions	4,613	23,969	─	4,181
Redemptions	(57,209)	(289,748)	─	(101,668)
Transfers	(6,607)	7,043	─	─

Shares at December 31, 2007	44,626	113,169	11	586,472

Net asset value per share	$106.89	$116.85	$102.77	$103.92

The accompanying notes are an integral part of these statements.

F 15

MLM INDEX™ FUND
STATEMENTS OF CASH FLOWS

Year ended December 31,

	2009		2008	2007

Cash flows from operating activities
Net income (loss)		$(9,229,750)	$23,917,140	$(3,178,768)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in)operating activities
Net change in operating assets and liabilities
Due from broker		(3,821,623)	(31,267,602)	4,561,476
Purchase of investments in securities		─	(135,482,078)	(128,861,477)
Proceeds from sale of investments in securities		─	135,482,078	205,864,848
Net unrealized gain on open futures contracts		7,324,964	(4,443,047)	695,144
Interest receivable		59,864	85,840	1,259,662
Other assets		28	1,240	(1)
Brokerage commissions payable		(23,852)	18,329	(117,740)
Management fee payable		(7,236)	14,641	(117,050)
Accrued expenses		(250,247)	(125,059)	167,876

Net cash and cash equivalents provided by (used in) operating activities		(5,947,852)	(11,798,518)	80,273,970

Cash flows from financing activities
Subscriptions received, net of selling commissions		23,652,849	14,248,039	7,987,519
Redemptions paid		(25,087,605)	(18,479,622)	(129,985,923)

Net cash and cash equivalents used in financing activities		(1,434,756)	(4,231,583)	(121,998,404)

Net decrease in cash and cash equivalents		(7,382,608)	(16,030,101)	(41,724,434)

Cash and cash equivalents at beginning of year		98,799,819	114,829,920	156,554,354

Cash and cash equivalents at end of year		$91,417,211	$98,799,819	$114,829,920

Supplemental disclosure of non-cash financing activities:
Subscriptions recorded which were received in advance	$	─	$500,000	$40,000

The accompanying notes are an integral part of these statements.

F 16

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP).  The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

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

Due From Brokers

The Trust’s trading activities utilize one broker located in the United States. Due from broker represents cash balances held, unrealized profit or loss on futures contracts, and amounts receivable or payable for transactions not settled at December 31, 2009 and 2008.

F 17

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009 and 2008

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

As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2009 and December 31, 2008, all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

F 18

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009 and 2008

2. Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

The Trust’s trading positions are valued at fair value and cash equivalents are carried at their net asset value per share including accrued interest, as applicable. All positions including the net unrealized appreciation or depreciation are included under the caption “net unrealized gain/(loss) on open futures contracts” on the statements of financial condition. Fair value is principally based on listed market prices or broker or dealer price quotations. The resulting change in unrealized profit or loss is reflected in net gain (loss) on change in unrealized appreciation (depreciation) on investments on the statements of operations.

Investment Transactions and Investment Income

All securities transactions are recorded on a trade-date basis. Realized gain and loss are recorded using specific identification method. Interest income is recorded using the accrual basis of accounting.

Income Taxes

All of the Series of the Trust are classified for Federal income tax purposes as separate partnerships. Investors in each Series will reflect their proportionate share of realized profit or loss on their separate tax returns. Accordingly, no provisions for income taxes are required for the Trust.

The Trust has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense.

Redemptions Payable

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding investors’ interests.

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

	December 31, 2009	December 31, 2008

Overnight money market s	$10,001,000	$1,893,000
U.S. Government Agency Securities	81,011,771	96,557,403
Cash in Checking Account	404,440	349,416
Total	$91,417,211	$98,799,819

F 19

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009 and 2008

4. Investors’ Interest

The Trust is comprised of four series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the MLM Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage and the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage (collectively, the “Series”).    .  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.  Prior to December 2004, each Series had five classes of shares: Class A, Class A-1, Class B, Class B-1 and Class C. On December 1, 2004, Class D shares were offered in each Series. On December 31, 2004, the Manager elected to close Class A-1 and Class B-1. Class A, Class B, Class C and Class D shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager.

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

5. Margin Requirements

The Trust had margin requirements of approximately $5,914,588 and $14,404,026 at December 31, 2009 and 2008, respectively, which were satisfied by net unrealized profits and cash at the broker.

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

F 20

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009 and 2008

6. Management Fee and Other Fees and Expenses (continued)

	Unleveraged, Commodity L/S Unleveraged Series, and Commodity L/N Unleveraged Series
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

The following table reflects the fair value of the Trust’s derivative financial instruments.

	Fair value at December 31
	2009
	Assets	Liabilities

Financial futures	$187,104	$(2,300,234)
Commodity futures	1,626,318	(647,676)

Total	$1,813,422	$(2,947,910)

	For the year ended December 31, 2009
		Change in
	Realized P&L	Unrealized	Total
Financial futures	$1,563,649	$(4,659,592)	$(3,095,943)
Commodity futures	(832,170)	(2,665,372)	(3,497,542)

Total	$731,479	$(7,324,964)	$(6,593,485)

F 21

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009 and 2008

8. Financial Highlights

The following represents the per share operating performance ratios to average investors’ interest and other supplemental information for the year ended December 31, 2009:

									Commodity Unleveraged	Commodity L/N Unleveraged
	Leveraged Series				Unleveraged Series				Series	Series
	Class A shares	Class B shares	Class C shares	Class D shares	Class A shares	Class B shares	Class C shares	Class D shares	Class D* shares	Class D* shares

Per share operating performance
Net asset value per share, December 31, 2008	$105.12	$120.43	$98.31	$121.29	$119.60	$132.04	$116.06	$117.94	$100.00	$100.00
Income (loss) from investment operations
Net investment income (loss)	(3.10)	(1.93)	(2.25)	(1.96)	(2.18)	(1.14)	(1.55)	(1.01)	(0.41)	(0.07)
Net realized and unrealized gain (loss) on investment transactions	(11.29)	(12.97)	(9.82)	(12.13)	(4.14)	(4.58)	(3.52)	(3.58)	8.58	2.07

Total from investment operations	(14.39)	(14.90)	(12.07)	(14.09)	(6.32)	(5.72)	(5.07)	(4.59)	8.17	2.00

Net asset value per share, December 31, 2009	$90.73	$105.53	$86.24	$107.20	$113.28	$126.32	$110.99	$113.35	$108.17	$102.00

Total return	(13.69)%	(12.37)%	(12.28)%	(11.61)%	(5.28)%	(4.33)%	(4.37)%	(3.89)%	8.17%	2.00%

Ratio to average net assets
Net investment income (loss)	(3.25)%	(1.75)%	(2.51)%	(1.76)%	(1.88)%	(0.88)%	(1.38)%	(0.88)%	(0.39)%	(0.05)%
Expenses	(3.36)%	(1.81)%	(2.61)%	(1.86)%	(2.03)%	(1.03)%	(1.53)%	(1.03)%	(0.39)%	(0.05)%

Total return is calculated as the change in the net asset value per share for the year.  The per share operating performance and ratios are computed based upon the weighted-average shares outstanding and weighted-average investors’ interest, respectively, for each class, for the year ended December 31, 2009.  An individual investor’s return may vary from the above based upon the timing of capital transactions.

*Total return and ratios not annualized.

F 22

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009 and 2008

8. Financial Highlights (continued)

The following represents the per share operating performance ratios to average investors’ interest and other supplemental information for the year ended December 31, 2008:

	Leveraged Series				Unleveraged Series
	Class A shares	Class B shares	Class C shares	Class D shares	Class A shares	Class B shares	Class C shares	Class D shares

Per share operating performance
Net asset value per share, December 31, 2007	$78.88	$89.06	$72.63	$88.95	$106.89	$116.86	$102.77	$103.92
Income from investment operations
Net investment income (loss)	(0.87)	0.47	(0.21)	0.47	0.60	1.87	1.11	1.66
Net realized and unrealized gain on investment transactions	27.11	30.90	25.89	31.87	12.11	13.32	12.18	12.36

Total from investment operations	26.24	31.37	25.68	32.34	12.71	15.19	13.29	14.02

Net asset value per share, December 31, 2008	$105.12	$120.43	$98.31	$121.29	$119.60	$132.04	$116.06	$117.94

Total return	33.27%	35.22%	35.36%	36.36%	11.89%	13.00%	12.93%	13.49%

Ratio to average net assets
Net investment loss	(1.02)%	0.49%	(0.26)%	0.48%	0.57%	1.56%	1.04%	1.54%
Expenses	(3.28)%	(1.79)%	(2.45)%	(1.61)%	(1.93)%	(0.93)%	(1.41)%	(0.91)%

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

F 23

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009 and 2008

9. New Accounting Pronouncements

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

F 24

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009 and 2008

10. Statements of Financial Condition and Operations by Series

December 31, 2009 Assets	Commodity L/N Unleveraged Series	Commodity unleveraged Series	Leveraged Series	Unleveraged Series	Trust Total
Cash and cash equivalents	$7,999,557	$186,896	$27,107,971	$56,122,787	$91,417,211
Due from broker	504,578	3,004,023	20,992,597	13,875,228	38,376,426
Net unrealized gain on open futures contracts, at fair value	100,833	57,043	-	-	157,876
Interest receivable	-	-	1,773	3,641	5,414
Total assets	8,604,968	3,247,962	48,102,341	70,001,656	129,956,927

Liabilities and investors’ interest
Redemptions payable	-	-	684,794	23,149,576	23,834,370
Net unrealized loss on open futures contracts, at fair value	-	-	976,564	315,800	1,292,364
Brokerage commissions payable	1,667	-	39,138	24,319	65,124
Management fee payable	2,084	1,334	59,315	33,265	95,998
Accrued expenses	-	468	46,644	43,005	90,117
Total liabilities	3,751	1,802	1,806,455	23,565,965	25,377,973

Investors’ interest	8,601,217	3,246,160	46,295,886	46,435,691	104,578,954
Total liabilities and investors’ interest	$8,604,968	$3,247,962	$48,102,341	$70,001,656	$129,956,927

December 31, 2008 Assets	Leveraged Series	Unleveraged Series	Trust Total
Cash and cash equivalents	$30,024,522	$68,775,297	$98,799,819
Due from broker	20,944,096	13,610,707	34,554,803
Net unrealized gain on open futures contracts, at fair value	3,957,127	2,233,349	6,190,476
Interest receivable	18,502	46,776	65,278
Other assets	28	-	28
Total assets	54,944,275	84,666,129	139,610,404
			-
Liabilities and investors’ interest			-
Redemptions payable	2,628,482	252,614	2,881,096
Brokerage commissions payable	75,342	13,634	88,976
Management fee payable	65,011	38,223	103,234
Accrued expenses	193,219	147,145	340,364
Total liabilities	2,962,054	451,616	3,413,670

Investors’ interest	51,982,221	84,214,513	136,196,734
Total liabilities and investors’ interest	$54,944,275	$84,666,129	$139,610,404

F 25

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009 and 2008

10. Statements of Financial Condition and Operations by Series (continued)

Year ended December 31, 2009	Commodity L/N Unleveraged Series*	Commodity unleveraged Series**	Leveraged Series	Unleveraged Series	Trust Total
Investment income
Interest	$-	$-	$51,086	$108,814	$159,900

Expenses
Brokerage commissions	5,270	1,667	592,105	362,198	961,240
Management fee	6,588	2,084	720,477	414,080	1,143,229
Operating expenses	5,574	1,459	273,557	391,907	672,497
Total expenses	17,432	5,210	1,586,139	1,168,185	2,776,966

Net investment (loss) income	(17,432)	(5,210)	(1,535,053)	(1,059,371)	(2,617,066)

Realized and unrealized gain (loss) on investments
Net realized gain	205,095	4,594	198,011	324,223	731,923
Net (loss) gain on change in unrealized appreciation on investments and foreign currency	57,497	100,833	(4,946,374)	(2,556,563)	(7,344,607)
Net realized and unrealized gain (loss) on investments	262,592	105,427	(4,748,363)	(2,232,340)	(6,612,684)

Net (loss ) income	$245,160	$100,217	$(6,283,416)	$(3,291,711)	$(9,229,750)

* Period from December 1, 2009 (commencement of operations) to December 31, 2009
** Period from August 1, 2009 (commencement of operations) to December 31, 2009

Year ended December 31, 2008 Investment income	Leveraged Series	Unleveraged Series	Trust Total
Interest	$949,382	$1,974,332	$2,923,714

Expenses
Brokerage commissions	579,037	398,556	977,593
Management fee	668,846	446,769	1,115,615
Operating expenses	173,994	332,446	506,440
Total expenses	1,421,877	1,177,771	2,599,648

Net investment (loss) income	(472,495)	796,561	324,066

Realized and unrealized gain (loss) on investments
Net realized gain	11,308,833	7,795,635	19,104,468
Net gain on change in unrealized appreciation on investments and foreign currency	2,930,402	1,558,204	4,488,606
Net realized and unrealized gain on investments	14,239,235	9,353,839	23,593,074

Net (loss ) income	$13,766,740	$10,150,400	$23,917,140

F 26

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009 and 2008

10. Statements of Financial Condition and Operations by Series (continued)

Year ended December 31, 2007 Investment income	Leveraged Series	Unleveraged Series	Trust Total
Interest	$3,120,223	$5,363,758	$8,483,981

Expenses
Brokerage commissions	860,634	584,137	1,444,771
Management fee	930,244	606,029	1,536,273
Operating expenses	718,369	681,082	1,399,451
Total expenses	2,509,247	1,871,248	4,380,495

Net investment (loss) income	610,976	3,492,510	4,103,486

Realized and unrealized gain (loss) on investments
Net realized loss	(4,646,746)	(2,150,555)	(6,797,301)
Net gain on change in unrealized appreciation (depreciation) on investments and foreign currency	(612,748)	127,795	(484,953)
Net realized and unrealized loss on investments	(5,259,494)	(2,022,760)	(7,282,254)

Net (loss) income	$(4,648,518)	$1,469,750	$(3,178,768)

11.  Subsequent Events

From January 1, 2010 through February 25, 2010, the Trust had subscriptions received or pending of $283,805 and $170,165 for the Leveraged and Unleveraged Series respectively.  In addition, the Trust had redemptions received or pending of $6,142,630 and $438,998 for the Leveraged and Unleveraged Series respectively.

F 27

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

30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MLM Index™ Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 25, 2010

MLM INDEX™ FUND

By:  /s/ Timothy J. Rudderow
Timothy J. Rudderow, President
Mount Lucas Management Corporation
Manager

31