Form 10-Q
period 2010-03-31
MLM INDEX FUND
filed 2010-05-13
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

(267) 759-3500
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
Yes ☐      No ☒

MLM Index™ Fund
Index to FORM 10-Q
March 31, 2010

Index

Item 1.	Financial Statements.

MLM Index™ Fund
Condensed Statements of Financial Condition
As of March 31, 2010 (Unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$71,562,224	$91,417,211
Due from broker	35,101,038	38,376,426
Net unrealized gain on open futures contracts, at fair value	3,824,219	-
Interest receivable	-	5,414
Other assets	5,000	-
Total assets	$110,492,481	$129,799,051

Liabilities and investors’ interest
Net unrealized loss on open futures contracts, at fair value	$-	$1,134,488
Redemptions payable	7,353,258	23,834,370
Brokerage commissions payable	61,631	65,124
Management fee payable	75,048	95,998
Accrued expenses	32,893	90,117
Total liabilities	7,522,830	25,220,097

Investors’ interest	102,969,651	104,578,954
Total liabilities and investors’ interest	$110,492,481	$129,799,051

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Condensed Schedules of Investments
As of March 31, 2010 (Unaudited) and December 31, 2009

March 31, 2010 (Unaudited) Security Description	Number of contracts	Unrealized appreciation/ (depreciation)	Percentage of investors' Interest

Futures
Long futures contracts
Financial	713	$351,895	0.34%
Commodity	191	1,050,229	1.02
	904	1,402,124	1.36
Short futures contracts
Financial	141	291,481	0.28
Commodity	342	2,130,614	2.07
	483	2,422,095	2.35

Net unrealized gain on open futures contracts, at fair value		$3,824,219	3.71%

December, 31, 2009 Security Description	Number of contracts	Unrealized Appreciation (depreciation)	Percentage of investors' Interest

Futures
Long futures contracts
Financial	900	$(2,233,254)	(2.14)%
Commodity	379	1,081,653	1.03
	1,279	(1,151,601)	(1.11)%
Short futures contracts
Financial	84	120,124	0.11
Commodity	81	(103,011)	(0.10)
	165	17,113	0.01

Net unrealized loss on open futures contracts, at fair value		$(1,134,488)	(1.10)%

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statements of Operations
For the three months ended March 31, 2010 and 2009

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Investment income
Interest	$11,737	$60,187

Expenses
Brokerage commissions	200,984	267,780
Management fee	236,610	316,072
Operating expenses	129,613	176,021
Total expenses	567,207	759,873

Net investment loss	(555,470)	(699,686)

Realized and unrealized gain (loss) on investments
Net realized (loss) gain on investments	(3,672,048)	13,586,042
Net change in unrealized appreciation (depreciation) on investments	4,949,230	(12,935,304)
Net realized and unrealized gain (loss) on investments	1,277,182	650,738

Net income (loss)	$721,712	$(48,948)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statement of Changes in Investors’ Interest
For the three months ended March 31, 2010

	Leveraged Series

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series
Investors’ interest at December 31, 2009	$4,638,578	$11,469,894	$1,164	$30,186,250	$46,295,886
Subscriptions	-	205,806	-	50,000	255,806
Redemptions	(1,031,978)	(239,373)	-	(6,068,300)	(7,339,651)
Transfers	(5,000)	(4,650)	-	(157,943)	(167,593)
Net income	28,443	203,177	21	388,115	619,756

Investors’ interest at March 31, 2010	$3,630,043	$11,634,854	$1,185	$24,398,122	$39,664,204

Shares at December 31, 2009	51,127	108,685	14	281,580
Subscriptions	-	1,960	-	474
Redemptions	(54)	(45)	-	(1,496)
Transfers	(11,618)	(2,289)	-	(57,441)

Shares at March 31, 2010	39,454	108,311	14	223,117
Net asset value per share:
March 31, 2010	$92.01	$107.42	$87.80	$109.35

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statement of Changes in Investors’ Interest
For the three months ended March 31, 2010

	Unleveraged Series

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series
Investors’ interest at December 31, 2009	$4,636,414	$9,124,592	$1,262	$32,673,423	$46,435,691
Subscriptions	-	198,493	-	1,000,000	1,198,493
Redemptions	(111,862)	(223,158)	-	(6,110,643)	(6,445,663)
Transfers	5,000	4,650	-	157,943	167,593
Net income	9,029	40,853	6	184,349	234,237

Investors’ interest at March 31, 2010	$4,538,581	$9,145,430	$1,268	$27,905,072	$41,590,351

Shares at December 31, 2009	40,930	72,234	11	288,259
Subscriptions	-	1,573	-	8,773
Redemptions	(44)	(37)	-	(1,401)
Transfers	(989)	(1,772)	-	(53,629)

Shares at March 31, 2010	39,985	72,073	11	244,805
Net asset value per share:
March 31, 2010	$113.51	$126.89	$111.47	$113.99

Index

MLM Index™ Fund
Unaudited Condensed Statement of Changes in Investors’ Interest
For the three months ended March 31, 2010

	Commodity L/S Unleveraged	Commodity L/N Unleveraged
	Class D Shares	Class D Shares	Total Investors’ Interest
Investors’ interest at December 31, 2009	$3,246,160	$8,601,217	$104,578,954
Subscriptions	10,000,000	-	11,454,299
Redemptions	-	-	(13,785,314)
Transfers	-	-	-
Net income (loss)	119,093	(251,374)	721,712

Investors’ interest at March 31, 2010	$13,365,253	$8,349,843	$102,969,651

Shares at December 31, 2009	30,009	84,322
Subscriptions	89,174	-
Redemptions	-	-
Transfers	-	-

Shares at March 31, 2010	119,183	84,322
Net asset value per share:
March 31, 2010	$112.14	$99.02

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
Other (selling commissions)
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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statements of Cash Flows
For the three months ended March 31, 2010 and 2009

	For the three months ended	For the three months ended
	March 31, 2010	March 31, 2009

Cash flows from operating and investing activities
Net income (loss)	$721,712	$(48,948)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating and investing activities:
Net change in operating assets and liabilities:
Due from broker	3,275,388	(13,320,858)
Net unrealized gain on open futures contracts	(4,958,707)	12,664,656
Interest receivable	5,414	31,900
Other assets	(5,000)	28
Brokerage commissions payable	(3,493)	(2,197)
Management fee payable	(20,950)	2,964
Accrued expenses	(57,224)	(183,367)
Net cash used in operating and investing activities	(1,042,860)	(855,822)

Cash flows from financing activities
Subscriptions received, net of selling commissions	11,454,299	4,466,342
Net redemptions, including payments of redemptions payable	(30,266,426)	(5,703,443)
Net cash used in financing activities	(18,812,127)	(1,237,101)

Net decrease in cash and cash equivalents	(19,854,987)	(2,092,923)
Cash and cash equivalents at beginning of period	91,471,211	98,799,819
Cash and cash equivalents at end of period	$71,562,224	$96,706,896

Supplemental disclosures of non-cash financing activities:
Redemptions payable	$7,353,258	$747,685

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
March 31, 2010

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted.  In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial positions of the Trust as of March 31, 2010 and the results of its operations for the three months ended March 31, 2010 and 2009.  The operating results for these interim periods many not be indicative of the results expected for a full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Certain of the Trust's cash at the broker is restricted to meet margin requirements (See Note 5).

Due from Brokers

The Trust’s trading activities utilize one broker located in the United States. Due from broker represents cash balances held, unrealized profit or loss on futures contracts, and amounts receivable or payable for transactions not settled at March 31, 2010 and December 31, 2009.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2010

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
March 31, 2010

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

The market price for futures (exchange-traded) contracts is based upon the settlement price posted by  the various futures exchanges on which the contract is traded.  The Trust considers prices for exchange- traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1).

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

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

	March 31, 2010	December 31, 2009

Overnight money markets	$27,006,000	$10,001,000
U.S. Government Agency Securities	44,152,210	81,011,771
Cash in checking account	404,014	404,440

Total	$71,562,224	$91,417,211

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2010

4. Investors’ Interest

The Trust is comprised of six series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the MLM Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage, the MLM Commodity L/S Leveraged Series which attempts to replicate the MLM Commodity Long/Short Index with  three times leverage, the MLM Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the MLM Commodity L/N Leveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index with three times leverage (collectively, the “Series”).  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.  Prior to December 2004, each Series had five classes of shares: Class A, Class A-1, Class B, Class B-1 and Class C. On December 1, 2004, Class D shares were offered in each Series. On December 31, 2004, the Manager elected to close Class A-1 and Class B-1. Class A, Class B, Class C and Class D shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager. As of March 31, 2010 the MLM Commodity L/S Leveraged  Series and the MLM Commodity L/N Leveraged Series have not commenced trading and have no assets.  In addition, as of March 31, 2010, the MLM Commodity L/S Unleveraged Series and the MLM Commodity L/N Unleveraged Series have never had any investors in classes A, B or C.

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

5. Margin Requirements

The Trust had margin requirements of $5,218,998 and $5,914,588 at March 31, 2010 and December 31, 2009, respectively, which were satisfied by cash held at the broker.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2010

6. Management Fee and Other Fees and Expenses

The Trust pays the Manager a management fee and the introducing broker a brokerage fee as a percentage of net assets, as of the first day of each month at the annualized rates as follows:

	Leveraged Series
	Brokerage Fee	Management Fee	Organizational Fee		Operating Expense	Selling Expense	Total Fees and Commissions
Class A	1.75%	2.80%	N/A	*	0.35%	4.00%	8.90%
Class B	1.75%	1.30%	N/A	*	0.35%	N/A	3.40%
Class C	0.90%	2.05%	N/A		0.35%	4.00%	7.30%
Class D	0.90%	1.30%	N/A		0.35%	N/A	2.55%
*effective January 1, 2010

	Unleveraged Series, Unleveraged Commodity L/S Series and Unleveraged Commodity L/N Series
	Brokerage Fee	Management Fee	Organizational Fee		Operating Expense	Selling Expense	Total Fees and Commissions
Class A	0.85%	1.50%	N/A	*	0.35%	4.00%	6.70%
Class B	0.85%	0.50%	N/A	*	0.35%	N/A	1.70%
Class C	0.40%	1.00%	N/A		0.35%	4.00%	5.75%
Class D	0.40%	0.50%	N/A		0.35%	N/A	1.25%
*effective January 1, 2010

The Trust pays 0.35% of average net assets for the Trust’s legal, accounting, auditing and other operating expenses and fees.  The Trust also pays the cash manager and banking fees directly.

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

The following table reflects the fair value of the Trust’s derivative financial instruments.

	Fair Value at
	March 31, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Financial futures	$1,034,434	$(391,058)	$187,104	$(2,300,234)
Commodity futures	3,291,989	(111,146)	1,626,318	(647,676)

Total	$4,326,423	$(502,204)	$1,813,422	$(2,947,910)

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2010

7. Derivative Financial Instruments (continued)

	March 31, 2010
		Change in
	Realized P&L	Unrealized	Total
Financial futures	$(2,820,569)	$2,756,506	$(64,063)
Commodity futures	(844,057)	2,202,201	1,358,144

Total	$(3,664,626)	$4,958,707	$1,294,081

	March 31, 2009
		Change in
	Realized P&L	Unrealized	Total
Financial futures	$5,543,120	$(4,672,695)	$870,425
Commodity futures	7,695,916	(7,991,961)	(296,045)

Total	$13,239,036	$(12,664,656)	$574,380

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2010

8. Financial Highlights

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the three months ended March 31, 2010:

	Leveraged Series				Unleveraged Series				Commodity L/S Unleveraged Series	Commodity L/N Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2009	$90.73	$105.53	$86.24	$107.20	$113.28	$126.32	$110.99	$113.35	$108.17	$102.00
Income from investment operations:
Net investment expense	(0.72)	(0.46)	(0.53)	(0.47)	(0.58)	(0.33)	(0.41)	(0.29)	(0.24)	(0.21)
Net realized and unrealized gain on investment transactions	2.00	2.35	2.09	2.62	0.81	0.90	0.89	0.93	4.21	(2.77)
Total from investment operations	1.28	1.89	1.56	2.15	0.23	0.57	0.48	0.64	3.97	(2.98)

Net asset value per share at March 31, 2010	$92.01	$107.42	$87.80	$109.35	$113.51	$126.89	$111.47	$113.99	$112.14	$99.02

Total Return:	1.41%	1.79%	1.82%	2.00%	0.20%	0.45%	0.44%	0.57%	3.67%	(2.92)%

Ratio to Average Investors’ Interest:
Net investment expense	(0.90)%	(0.43)%	(0.61)%	(0.47)%	(0.51)%	(0.25)%	(0.38)%	(0.28)%	(0.07)%	(0.22)%
Expenses	(0.91)%	(0.44)%	(0.62)%	(0.48)%	(0.52)%	(0.27)%	(0.39)%	(0.30)%	(0.07)%	(0.22)%

Total return is calculated as the change in the net asset value per share for the three months ended March 31, 2010.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the three months ended March 31, 2010.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2010

8. Financial Highlights (continued)

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the three months ended March 31, 2009:

	Leveraged Series				Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2008	$105.12	$120.43	$98.31	$121.29	$119.60	$132.04	$116.06	$117.94
Income from investment operations:
Net investment income expense	(0.85)	(0.50)	(0.60)	(0.51)	(0.56)	(0.28)	(0.38)	(0.25)
Net realized and unrealized gain on investment transactions	0.20	0.21	0.38	0.47	0.20	0.22	0.32	0.33
Total from investment operations	(0.65)	(0.29)	(0.22)	(0.04)	(0.36)	(0.06)	(0.06)	0.08

Net asset value per share at, March 31, 2009	$104.47	$120.14	$98.09	$121.25	$119.24	$131.98	$116.00	$118.02

Total Return:	(0.62)%	(0.24)%	(0.22)%	(0.03)%	(0.30)%	(0.05)%	(0.05)%	0.07%

Ratio to Average Investors’ Interest:
Net investment income expense	(0.82)%	(0.42)%	(0.61)%	(0.40)%	(0.46)%	(0.46)%	(0.33)%	(0.21)%
Expenses	(0.86)%	(0.46)%	(0.65)%	(0.44)%	(0.51)%	(0.27)%	(0.38)%	(0.26)%

Total return is calculated as the change in the net asset value per share for the three months ended March 31, 2009.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the three months ended March 31, 2009.

Index

MLM Index ™ Fund

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

9. Statements of Financial Condition and Operations by Series

March 31, 2010	Commodity	Commodity
Assets	L/N Unleveraged Series	L/S Unleveraged Series	Leveraged Series	Unleveraged Series	Trust Total
Cash and cash equivalents	$7,626,487	$10,177,428	$20,076,301	$33,682,008	$71,562,224
Due from broker	561,938	2,962,134	18,459,687	13,117,279	35,101,038
Net unrealized gain on open futures contracts, at fair value	167,689	228,200	2,526,294	902,036	3,824,219
Other assets	-	-	-	5,000	5,000
Total assets	$8,356,114	$13,367,762	$41,062,282	$47,706,323	$110,492,481

Liabilities and investors’ interest
Redemptions payable	-	-	$1,301,087	$6,052,171	$7,353,258
Brokerage commissions payable	2,586	987	38,504	19,554	61,631
Management fee payable	3,460	1,322	47,272	22,994	75,048
Accrued expenses	225	200	11,215	21,253	32,893
Total liabilities	6,271	2,509	1,398,078	6,115,972	7,522,830

Investors’ interest	8,349,843	13,365,253	39,664,204	41,590,351	102,969,651
Total liabilities and investors’ interest	$8,356,114	$13,367,762	$41,062,282	$47,706,323	$110,492,481

December 31, 2009	Commodity	Commodity
Assets	L/N Unleveraged Series	Unleveraged Series	Leveraged Series	Unleveraged Series	Trust Total
Cash and cash equivalents	$7,999,557	$186,896	$27,107,971	$56,122,787	$91,417,211
Due from broker	504,578	3,004,023	20,992,597	13,875,228	38,376,426
Net unrealized gain on open futures contracts, at fair value	100,833	57,043	-	-	157,876
Interest receivable	-	-	1,773	3,641	5,414
Total assets	8,604,968	3,247,962	48,102,341	70,001,656	129,956,927

Liabilities and investors’ interest
Redemptions payable	-	-	684,794	23,149,576	23,834,370
Net unrealized loss on open futures contracts, at fair value	-	-	976,564	315,800	1,292,364
Brokerage commissions payable	1,667	-	39,138	24,319	65,124
Management fee payable	2,084	1,334	59,315	33,265	95,998
Accrued expenses	-	468	46,644	43,005	90,117
Total liabilities	3,751	1,802	1,806,455	23,565,965	25,377,973

Investors’ interest	8,601,217	3,246,160	46,295,886	46,435,691	104,578,954
Total liabilities and investors’ interest	$8,604,968	$3,247,962	$48,102,341	$70,001,656	$129,956,927

Index

MLM Index ™ Fund

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

9. Statements of Financial Condition and Operations by Series (continued)

Period ended March 31, 2010	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Leveraged Series	Unleveraged Series	Trust Total
Investment income
Interest	$-	$1	$4,128	$7,608	$11,737

Expenses
Brokerage commissions	3,197	8,371	127,897	61,519	200,984
Management fee	3,996	10,463	152,962	69,189	236,610
Operating expenses	3,115	7,656	52,197	66,645	129,613
Total expenses	10,308	26,490	333,056	197,353	567,207

Net investment loss	(10,308)	(26,489)	(328,928)	(189,745)	(555,470)

Realized and unrealized gain (loss) on investments
Net realized loss	(40,982)	(291,515)	(2,549,063)	(790,488)	(3,672,048)
Net gain on change in unrealized appreciation on investments and foreign currency	170,383	66,630	3,497,747	1,214,470	4,949,230
Net realized and unrealized gain (loss) on investments	129,401	(224,885)	948,684	423,982	1,277,182

Net income (loss)	$119,093	$(251,374)	$619,756	$243,237	$721,712

Index

MLM Index ™ Fund

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

9. Statements of Financial Condition and Operations by Series (continued)

Period ended March 31, 2009	Leveraged Series	Unleveraged Series	Trust Total
Investment income
Interest	$19,628	$40,559	$60,187

Expenses
Brokerage commissions	164,438	103,342	267,780
Management fee	199,236	116,836	316,072
Operating expenses	65,982	110,039	176,021
Total expenses	429,656	330,217	759,873

Net investment loss	(410,028)	(289,658)	(699,686)

Realized and unrealized gain (loss) on investments
Net realized gain	8,658,713	4,927,329	13,586,042
Net loss on change in unrealized appreciation on investments and foreign currency	(8,334,095)	(4,601,209)	(12,935,304)
Net realized and unrealized gain (loss) on investments	324,618	326,120	(650,738)

Net income (loss)	$(85,410)	$36,462	$(48,948)

10. Subsequent Events

  From April 1, 2010 through May 12, 2010, the Trust had subscriptions received or pending of $76,865, $73,715, $500,000 and $10,000,000 for the Leveraged Series, Unleveraged Series, Commodity L/S Unleveraged Series and Commodity L/N Unleveraged Series, respectively.  In addition, the Trust had redemptions pending or received of $562,390 and $822,869 for the Leveraged and Unleveraged Series, respectively.

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

Index

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

Financial Condition

To replicate the results of the MLM Index™, the Trust must effect trades on domestic or foreign futures exchanges. Since inception of operations the Trust had used Refco, LLC as its futures commission merchant.  In October of 2005, the Trust moved its clearing accounts to Citigroup Global Markets. The Manager deposits a percentage of the assets of the Trust in separate accounts at Citigroup Global Markets, one for each series. The amount deposited is determined by the margin requirement established by the exchanges to hold the positions in the Trust. The margin requirement varies, but is generally about 2.4% of assets for each unleveraged series and 7.1% of assets for each leveraged series.

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

Liquidity

The majority of the Trust's assets are held in liquid short-term interest rate instruments. The Trust takes substantial exposure in futures markets, which require relatively small deposits, called margin, to hold the positions. As at March 31, 2010, decreases in cash and cash equivalents and increases in due from broker amounted to approximately $19.9 and $3.3 million and net cash used in operations amounted to approximately $1.0 million, of which $0.7 million represents net gain from operations in the current period. In general, the Trust will have about 5% of its assets on deposit with brokers as margin, with the balance held in accounts with a major financial institution.

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

The Trust incurs various kinds of credit risk in its operations. In order to facilitate the trading of the Trust, assets must be placed with both Futures Commission Merchants and Broker/Dealers. Management of the Trust deals only with established registered firms in both capacities, and monitors their financial condition on an ongoing basis. In addition, if the Trust were to enter into over the counter transactions, additional counterparty risk would be incurred.  There were no OTC transactions for the three months ending March 31, 2010.

Results of Operations

At March 31, 2010, the Trust had assets of $110,492,481 and liabilities of $7,522,830 compared with assets of $129,799,051 and liabilities of $25,220,097 at December 31, 2009.  Changes in the net assets of the Trust are the result of subscriptions and redemptions to the Trust, and the net gain from operations; including the results from futures trading, interest income, and fees and expenses.  For the three-month period ended March 31, 2010, subscriptions to the Trust totaled $11,454,299 and redemptions totaled $13,785,314.  During the three-month period ended March 31, 2010, the Trust had a net gain of $721,712 compared with a net loss of $48,948 for the same period in 2009.  Some expenses of the Trust are based on a percentage of net assets, and therefore increase or decrease as the net assets of the Trust increase or decrease.

Index

The Trust’s net income (loss) is directly related to the performance of the MLM Index™, which the Trust is designed to replicate.  For the three months ended March 31, 2010, MLM Index™ performance was +0.97%.  Performance was +0.43% for the same period ended March 31, 2009.  The following table represents the performance by class for the MLM Index™ Fund for the three months ended March 31, 2010 and March 31, 2009.

March 31, 2010:

	Leveraged Series				Unleveraged Series				Unleveraged Commodity L/S Series	Unleveraged Commodity L/N Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	1.41%	1.79%	1.82%	2.00%	0.20%	0.45%	0.44%	0.57%	3.67%	(2.92)%

March 31, 2009:

	Leveraged Series				Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	(0.62)%	(0.24)%	(0.22)%	(0.03)%	(0.30)%	(0.05)%	(0.05)%	0.07%

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

Index

The VAR of the Trust is calculated as follows:

The Manager calculates the weighted average of the standard deviation of the historical returns of the MLM Index™ and its subsets over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years.  Those results for the period ended March 31, 2010 are 0.51% and 2.27% respectively.  It is important to note that this calculation is made on the historical data of the MLM Index™.   The standard deviation is used to measure the dispersion of the returns of the MLM Index™ over time.

For the purposes of VAR, an attempt is made to estimate the size of a loss that may occur with some small probability.  VAR does not estimate the possibility of a total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  Using this methodology, for daily returns, this estimate is a loss of 1.73%.  For monthly returns, the estimate is a loss of 7.78%.

To ascertain a dollar loss amount for the Trust, the assets of the Trust as of March 31, 2010 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the Unleveraged MLM Index™, so Trust assets must be adjusted for the distribution of assets among the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets.  Based on the asset levels as of March 31, 2010, the Manager estimates that the Trust could expect to lose approximately $3 million in any given day and $14 million in any given month.

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

The President and the Chief Operating Officer of the Manager (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner.  The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level.  As of March 31, 2010, the Certifying Officers evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act).  Furthermore, the Certifying Officers concluded that disclosure controls and procedures in place were designed to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are (i) recorded, processed, summarized and reported on a timely basis in accordance with Commission rules and regulations; and (ii) accumulated and communicated to the Certifying Officers and other persons that perform similar functions, if any, to allow them to make timely decisions regarding required disclosure in periodic filings.  There have been no significant changes in the Trust’s internal control over financial reporting in the quarter ended March 31, 2010 that has materially affected or is reasonably likely to materially affect the Trust’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Manager is not aware of any proceedings threatened or pending against the Trust and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.

Item 1a.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Leveraged Series				Unleveraged Series				Unleveraged Commodity L/S Series	Unleveraged Commodity L/N Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
Jan-10 Subscriptions	$-	$58,625	$-	$-	$-	$71,109	$-	$-	$-	$-
Subscriptions Units	-	567	-	-	-	565	-	-	-	-
# of Purchasers	-	1	-	-	-	2	-	-	-	-
Unit Price	$-	$102.80	$-	$-	$-	$125.18	$-	$-	$-	$-

Feb-10 Subscriptions	$-	$69,219	$-	$50,000	$-	$49,885	$-	$-	$-	$-
Subscriptions Units	-	667	-	474	-	397	-	-	-	-
# of Purchasers	-	6	-	1	-	7	-	-	-	-
Unit Price	$-	$103.79	$-	$105.58	$-	$125.51	$-	$-	$-	$-

Mar-10 Subscriptions	$-	$77,962	$-	$-	$-	$77,499	$-	$1,000,000	$10,000,000	$-
Subscriptions Units	-	726	-	-	-	611	-	8,773	89,174	-
# of Purchasers	-	3	-	-	-	3	-	2	1	-
Unit Price	$-	$107.42	$-	$-	$-	$126.89	$-	$113.99	$112.14	$-

Index

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits and Reports of Form 8-K.

(a) Reports on Form 8-K

(b) Exhibits

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By: Mount Lucas Management Corporation
Its: Manager

By: /s/ Timothy J. Rudderow, Sr
Timothy J. Rudderow, Sr
President

Date: May 12, 2010