Form 10-Q
period 2010-06-30
MLM INDEX FUND
filed 2010-08-09
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

405 South State Street, Newtown, PA
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

Yes  ☐  No  ☒

MLM Index™ Fund
Index to FORM 10-Q
June 30, 2010

Index

Item 1.	Financial Statements.

MLM Index™ Fund
Condensed Statements of Financial Condition
As of June 30, 2010 (Unaudited) and December 31, 2009 (Audited)

	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$76,834,093	$91,417,211
Due from broker	37,380,068	38,376,426
Interest receivable	46	5,414
Other assets	3,466	-
Total assets	$114,217,673	$129,799,051

Liabilities and investors’ interest
Net unrealized loss on open futures contracts, at fair value	$501,368	$1,134,488
Redemptions payable	2,137,748	23,834,370
Brokerage commissions payable	60,173	65,124
Management fee payable	81,594	95,998
Accrued expenses	18,226	90,117
Total liabilities	2,799,109	25,220,097

Investors’ interest	111,418,564	104,578,954
Total liabilities and investors’ interest	$114,217,673	$129,799,051

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Condensed Schedules of Investments
As of June 30, 2010 (Unaudited) and December 31, 2009 (Audited)

June 30, 2010 (Unaudited) Security Description	Number of contracts	Unrealized appreciation/ (depreciation)	Percentage of investors' Interest

Futures
Long futures contracts
Financial	605	$1,136,026	1.10%
Commodity	202	(369,381)	(0.36)
	807	766,645	0.74%
Short futures contracts
Financial	213	(857,631)	(0.83)
Commodity	1,117	(410,382)	(0.40)
	1,330	(1,268,013)	(1.23)

Net unrealized loss on open futures contracts, at fair value		$(501,368)	(0.49)%

December, 31, 2009 (Audited) Security Description	Number of contracts	Unrealized appreciation (depreciation)	Percentage of investors' Interest

Futures
Long futures contracts
Financial	900	$(2,233,254)	(2.14)%
Commodity	379	1,081,653	1.03
	1,279	(1,151,601)	(1.11)%
Short futures contracts
Financial	84	120,124	0.11
Commodity	81	(103,011)	(0.10)
	165	17,113	0.01

Net unrealized loss on open futures contracts, at fair value		$(1,134,488)	(1.10)%

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statements of Operations

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Investment income
Interest	$12,259	$40,110	$23,996	$100,297

Expenses
Brokerage commissions	206,381	238,981	407,365	506,761
Management fee	240,990	284,052	477,600	600,124
Operating expenses	110,616	166,823	240,229	342,844
Total expenses	557,987	689,856	1,125,194	1,449,729

Net investment loss	(545,728)	(649,746)	(1,101,198)	(1,349,432)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	1,131,205	(21,934,600)	(2,540,843)	(8,348,557)
Net change in unrealized gain (loss) on investments	(4,325,191)	6,688,864	624,039	(6,246,440)
Net realized and unrealized loss on investments	(3,193,986)	(15,245,736)	(1,916,804)	(14,594,997)

Net loss	$(3,739,714)	$(15,895,482)	$(3,018,002)	$(15,944,429)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statement of Changes in Investors’ Interest
For the six months ended June 30, 2010

	Leveraged Series

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series
Investors’ interest at December 31, 2009	$4,638,578	$11,469,894	$1,164	$30,186,250	$46,295,886
Subscriptions	-	327,957	-	50,000	377,957
Redemptions	(1,589,246)	(870,249)	-	(6,796,300)	(9,255,795)
Transfers	(5,000)	(8,116)	-	(157,943)	(171,059)
Net loss	(69,309)	(78,104)	(8)	(150,408)	(297,829)

Investors’ interest at June 30, 2010	$2,975,023	$10,841,382	$1,156	$23,131,599	$36,949,160

Shares at December 31, 2009	51,127	108,685	14	281,580
Subscriptions	-	3,095	-	474
Redemptions	(17,779)	(8,179)	-	(64,042)
Transfers	(54)	(78)	-	(1,496)

Shares at June 30, 2010	33,294	103,523	14	216,516

Net asset value per share:
June 30, 2010	$89.36	$104.72	$85.62	$106.84

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statement of Changes in Investors’ Interest
For the six months ended June 30, 2010

	Unleveraged Series

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series
Investors’ interest at December 31, 2009	$4,636,414	$9,124,592	$1,262	$32,673,423	$46,435,691
Subscriptions	-	462,701	-	1,275,000	1,737,701
Redemptions	(519,020)	(1,652,279)	-	(7,330,952)	(9,502,251)
Transfers	5,000	8,116	-	157,943	171,059
Net loss	(44,497)	(38,065)	(7)	(48,766)	(131,335)

Investors’ interest at June 30, 2010	$4,077,897	$7,905,065	$1,255	$26,726,648	$38,710,865

Shares at December 31, 2009	40,930	72,234	11	288,259
Subscriptions	-	3,667	-	11,206
Redemptions	(4,608)	(13,064)	-	(64,395)
Transfers	44	65	-	1,401

Shares at June 30, 2010	36,366	62,902	11	236,471

Net asset value per share:
June 30, 2010	$112.14	$125.67	$110.39	$113.02

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statement of Changes in Investors’ Interest
For the six months ended June 30, 2010

	Commodity L/S Unleveraged	Commodity L/N Unleveraged
	Class D Shares	Class D Shares	Total Investors’ Interest
Investors’ interest at December 31, 2009	$3,246,160	$8,601,217	$104,578,954
Subscriptions	10,500,000	16,000,000	28,615,658
Redemptions	-	-	(18,758,046)
Transfers	-	-	-
Net loss	(1,040,682)	(1,548,156)	(3,018,002)

Investors’ interest at June 30, 2010	$12,705,478	$23,053,061	$111,418,564

Shares at December 31, 2009	30,009	84,322
Subscriptions	93,622	163,480
Redemptions	-	-
Transfers	-	-

Shares at June 30, 2010	123,631	247,802

Net asset value per share:
June 30, 2010	$102.77	$93.03

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statements of Cash Flows

	For the six months ended	For the six months ended
	June 30, 2010	June 30, 2009

Cash flows from operating activities
Net loss	$(3,018,002)	$(15,944,429)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating and investing activities:
Net change in operating assets and liabilities:
Due from broker	996,358	12,254,249
Net unrealized (gain) loss on open futures contracts	(633,120)	6,212,432
Interest receivable	5,368	54,911
Other assets	(3,466)	28
Brokerage commissions payable	(4,951)	(28,469)
Management fee payable	(14,404)	(20,135)
Accrued expenses	(71,891)	(132,872)
Net cash and cash equivalents provided by (used in) operating and investing activities	(2,744,108)	2,395,715

Cash flows from financing activities
Subscriptions received, net of selling commissions	28,615,658	6,843,592
Net redemptions, including payments of redemptions payable	(40,454,668)	(16,004,213)
Net cash and cash equivalents used in financing activities	(11,839,010)	(9,160,621)

Net decrease in cash and cash equivalents	(14,583,118)	(6,764,906)
Cash and cash equivalents at beginning of period	91,417,211	98,799,819
Cash and cash equivalents at end of period	$76,834,093	$92,034,913

Supplemental disclosures of non-cash financing activities:
Redemptions payable	$2,137,748	$705,498

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
June 30, 2010

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted.  In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial positions of the Trust as of June 30, 2010 and the results of its operations for the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009.  The operating results for these interim periods many not be indicative of the results expected for a full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Due from Brokers

The Trust’s trading activities utilize one broker located in the United States. Due from broker represents cash balances held, unrealized profit or loss on futures contracts, and amounts receivable or payable for transactions not settled at June 30, 2010 and December 31, 2009.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2010

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
June 30, 2010

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

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

	June 30, 2010	December 31, 2009

Overnight money markets	$34,451,000	$10,001,000
Money market securities	41,979,402	81,011,771
Cash in checking account	403,691	404,440

Total	$76,834,093	$91,417,211

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2010

4. Investors’ Interest

The Trust is comprised of six series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the MLM Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage, the MLM Commodity L/S Leveraged Series which attempts to replicate the MLM Commodity Long/Short Index with  three times leverage, the MLM Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the MLM Commodity L/N Leveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index with three times leverage (collectively, the “Series”).  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.  Prior to December 2004, each Series had five classes of shares: Class A, Class A-1, Class B, Class B-1 and Class C. On December 1, 2004, Class D shares were offered in each Series. On December 31, 2004, the Manager elected to close Class A-1 and Class B-1. Class A, Class B, Class C and Class D shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager. As of June 30, 2010 the MLM Commodity L/S Leveraged  Series and the MLM Commodity L/N Leveraged Series have not commenced trading and have no assets.  In addition, as of June 30, 2010, the MLM Commodity L/S Unleveraged Series and the MLM Commodity L/N Unleveraged Series have never had any investors in classes A, B or C.

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

5. Margin Requirements

The Trust had margin requirements of $4,700,608 and $5,914,588 at June 30, 2010 and December 31, 2009, respectively, which were satisfied by cash held at the broker.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2010

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

The following table reflects the fair value of the Trust’s derivative financial instruments.

	Fair Value at
	June 30, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Financial futures	$1,443,251	$(1,164,856)	$187,104	$(2,300,234)
Commodity futures	511,243	(1,291,006)	1,626,318	(647,676)

Total	$1,954,494	$(2,455,862)	$1,813,422	$(2,947,910)

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2010

7. Derivative Financial Instruments (continued)

	June 30, 2010 – 6 months
	Realized P&L*	Change in Unrealized*	Total
Financial futures	$(14,540)	$2,391,525	$2,376,985
Commodity futures	(2,504,169)	(1,758,405)	(4,262,574)

Total	$(2,518,709)	$633,120	$(1,885,589)

	June 30, 2010 – 3 months
	Realized P&L*	Change in Unrealized*	Total
Financial futures	$2,806,029	$(364,981)	$2,441,048
Commodity futures	(1,660,112)	(3,960,606)	(5,620,718)

Total	$(1,145,917)	$(4,325,587)	$(3,179,670)

	June 30, 2009 – 6 months
	Realized P&L*	Change in Unrealized*	Total
Financial futures	$(5,205,943)	$(2,229,336)	$(7,435,279)
Commodity futures	(3,531,369)	(3,983,096)	(7,514,465)

Total	$(8,737,312)	$(6,212,432)	$(14,949,744)

	June 30, 2009 – 3 months
	Realized P&L*	Change in Unrealized*	Total
Financial futures	$(10,749,063)	$2,443,359	$(8,305,704)
Commodity futures	(11,227,285)	4,008,865	(7,218,420)

Total	$(21,976,348)	$6,452,224	$(15,524,124)

*The net realized gain (loss) on investments and net change in unrealized gain or loss on investments includes non-derivative investments which are not included in the tables above.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2010

8. Financial Highlights

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the six months ended June 30, 2010:

	Leveraged Series				Unleveraged Series				Commodity L/S Unleveraged Series	Commodity L/N Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2009	$90.73	$105.53	$86.24	$107.20	$113.28	$126.32	$110.99	$113.35	$108.17	$102.00
Loss from investment operations:
Net investment expense	(1.46)	(0.91)	(1.07)	(0.93)	(1.08)	(0.58)	(0.79)	(0.52)	(0.48)	(0.43)
Net realized and unrealized gain (loss) on investment transactions	0.09	0.10	0.45	0.57	(0.06)	(0.06)	0.19	0.19	(4.92)	(8.54)
Total from investment operations	(1.37)	(0.81)	(0.62)	(0.36)	(1.14)	(0.64)	(0.60)	(0.33)	(5.40)	(8.97)
Net asset value per share at June 30, 2010	$89.36	$104.72	$85.62	$106.84	$112.14	$125.68	$110.39	$113.02	$102.77	$93.03

Total Return:	(1.51)%	(0.77)%	(0.72)%	(0.34)%	(1.01)%	(0.51)%	(0.540%	(0.29)%	(4.99)%	(8.80)%

Ratio to Average Investors’ Interest:
Net investment expense	(1.82)%	(0.88)%	(1.24)%	(0.90)%	(1.01)%	(0.49)%	(0.71)%	(0.49)%	(0.34)%	(0.30)%
Expenses	(1.84)%	(0.90)%	(1.26)%	(0.92)%	(1.05)%	(0.52)%	(0.75)%	(0.53)%	(0.34)%	(0.30)%

Total return is calculated as the change in the net asset value per share for the six months ended June 30, 2010.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the six months ended June 30, 2010.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2010

8. Financial Highlights (continued)

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the six months ended June 30, 2009:

	Leveraged Series				Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2008	$105.12	$120.43	$98.31	$121.29	$119.60	$132.04	$116.06	$117.94
Loss from investment operations:
Net investment expense	(1.61)	(0.98)	(1.16)	(0.99)	(1.10)	(0.56)	(0.78)	(0.50)
Net realized and unrealized loss on investment transactions	(20.12)	(23.17)	(18.51)	(22.90)	(7.85)	(8.70)	(7.38)	(7.52)
Total from investment operations	(21.73)	(24.15)	(19.67)	(23.89)	(8.95)	(9.26)	(8.16)	(8.02)

Net asset value per share at June 30, 2009	$83.39	$96.28	$78.64	$97.40	$110.65	$122.78	$107.90	$109.92

Total Return:	(20.67)%	(20.05)%	(20.01)%	(19.70)%	(7.48)%	(7.01)%	(7.03)%	(6.80)%

Ratio to Average Investors’ Interest:
Net investment expense	(1.59)%	(0.84)%	(1.22)%	(0.84)%	(0.93)%	(0.43)%	(0.68)%	(0.43)%
Expenses	(1.65)%	(0.90)%	(1.28)%	(0.90)%	(1.01)%	(0.51)%	(0.76)%	(0.51)%

Total return is calculated as the change in the net asset value per share for the six months ended June 30, 2009.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the six months ended June 30, 2009.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2010

9. Statements of Financial Condition and Operations by Series

June 30, 2010 Assets	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Leveraged Series	Unleveraged Series	Trust Total
Cash and cash equivalents	$22,386,013	$10,644,574	$17,122,892	$26,680,614	$76,834,093
Due from broker	806,497	2,236,869	20,493,361	13,843,341	37,380,068
Interest receivable	29	14	-	3	46
Other assets	-	-	-	3,466	3,466
Total assets	23,192,539	12,881,457	37,616,253	40,527,424	114,217,673

Liabilities and investors’ interest
Redemptions payable	-	-	418,700	1,719,048	2,137,748
Net unrealized loss on open futures contracts, at fair value	122,391	167,941	160,493	50,543	501,368
Brokerage commissions payable	7,217	2,421	34,112	16,423	60,173
Management fee payable	9,750	5,536	45,831	20,477	81,594
Accrued expenses	120	81	7,957	10,068	18,226
Total liabilities	139,478	175,979	667,093	1,816,559	2,799,109

Investors’ interest	23,053,061	12,705,478	36,949,160	38,710,865	111,418,564
Total liabilities and investors’ interest	$23,192,539	$12,881,457	$37,616,253	$40,527,424	$114,217,673

December 31, 2009 Assets	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Leveraged Series	Unleveraged Series	Trust Total
Cash and cash equivalents	$7,999,557	$186,896	$27,107,971	$56,122,787	$91,417,211
Due from broker	504,578	3,004,023	20,992,597	13,875,228	38,376,426
Net unrealized gain on open futures contracts, at fair value	100,833	57,043	-	-	157,876
Interest receivable	-	-	1,773	3,641	5,414
Total assets	8,604,968	3,247,962	48,102,341	70,001,656	129,956,927

Liabilities and investors’ interest
Redemptions payable	-	-	684,794	23,149,576	23,834,370
Net unrealized loss on open futures contracts, at fair value	-	-	976,564	315,800	1,292,364
Brokerage commissions payable	1,667	-	39,138	24,319	65,124
Management fee payable	2,084	1,334	59,315	33,265	95,998
Accrued expenses	-	468	46,644	43,005	90,117
Total liabilities	3,751	1,802	1,806,455	23,565,965	25,377,973

Investors’ interest	8,601,217	3,246,160	46,295,886	46,435,691	104,578,954
Total liabilities and investors’ interest	$8,604,968	$3,247,962	$48,102,341	$70,001,656	$129,956,927

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2010

9. Statements of Financial Condition and Operations by Series (continued)

Six month period ended June 30, 2010	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Leveraged Series	Unleveraged Series	Trust Total
Investment income
Interest	$15	$31	$8,539	$15,411	$23,996

Expenses
Brokerage commissions	16,714	25,100	248,189	117,362	407,365
Management fee	20,892	31,374	293,702	131,632	477,600
Operating expenses	15,364	22,731	94,546	107,588	240,229
Total expenses	52,970	79,205	636,437	356,582	1,125,194

Net investment loss	(52,955)	(79,174)	(627,898)	(341,171)	(1,101,198)

Realized and unrealized gain (loss) on investments
Net realized loss	(761,608)	(1,245,638)	(478,837)	(54,760)	(2,540,843)
Net gain (loss) on change in unrealized gain or loss on investments	(226,119)	(223,344)	808,906	264,596	624,039
Net realized and unrealized gain (loss) on investments	(987,727)	(1,468,982)	330,069	209,836	(1,916,804)

Net loss	$(1,040,682)	$(1,548,156)	$(297,829)	$(131,335)	$(3,018,002)

Three month period ended June 30, 2010	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Leveraged Series	Unleveraged Series	Trust Total
Investment income
Interest	$15	$30	$4,411	$7,803	$12,259

Expenses
Brokerage commissions	13,517	16,729	120,292	55,843	206,381
Management fee	16,896	20,911	140,740	62,443	240,990
Operating expenses	12,249	15,075	42,349	40,943	110,616
Total expenses	42,662	52,715	303,381	159,229	557,987

Net investment loss	(42,647)	(52,685)	(298,970)	(151,426)	(545,728)

Realized and unrealized gain (loss) on investments
Net realized gain (loss)	(720,626)	(954,123)	2,070,226	735,728	1,131,205
Net loss on change in unrealized gain or loss on investments	(396,502)	(289,974)	(2,688,841)	(949,874)	(4,325,191)
Net realized and unrealized loss on investments	(1,117,128)	(1,244,097)	(618,615)	(214,146)	(3,193,986)

Net loss	$(1,159,775)	$(1,296,782)	$(917,585)	$(365,572)	$(3,739,714)

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2010

9. Statements of Financial Condition and Operations by Series (continued)

Six month period ended June 30, 2009	Leveraged Series	Unleveraged Series	Trust Total
Investment income
Interest	$31,873	$68,424	$100,297

Expenses
Brokerage commissions	311,804	194,957	506,761
Management fee	378,430	221,694	600,124
Operating expenses	131,050	211,794	342,844
Total expenses	821,284	628,445	1,449,729

Net investment loss	(789,411)	(560,021)	(1,349,432)

Realized and unrealized loss on investments
Net realized loss	(5,852,281)	(2,496,276)	(8,348,557)
Net loss on change in unrealized gain or loss on investments	(3,991,254)	(2,255,186)	(6,246,440)
Net realized and unrealized loss on investments	(9,843,535)	(4,751,462)	(14,594,997)

Net loss	$(10,632,946)	$(5,311,483)	$(15,944,429)

Three month period ended June 30, 2009	Leveraged Series	Unleveraged Series	Trust Total
Investment income
Interest	$12,245	$27,865	$40,110

Expenses
Brokerage commissions	147,366	91,615	238,981
Management fee	179,194	104,858	284,052
Operating expenses	65,067	101,756	166,823
Total expenses	391,627	298,229	689,856

Net investment loss	(379,382)	(270,364)	(649,746)

Realized and unrealized gain (loss) on investments
Net realized loss	(14,510,994)	(7,423,606)	(21,934,600)
Net gain on change in unrealized gain or loss on investments	4,342,841	2,346,023	6,688,864
Net realized and unrealized gain (loss) on investments	(10,168,153)	(5,077,583)	(15,245,736)

Net loss	$(10,547,535)	$(5,347,947)	$(15,895,482)

10. Subsequent Events

From July 1, 2010 through August 9, 2010, the Trust had subscriptions received or pending of $154,912, $9,306,065, and $6,500,000 for the Leveraged Series, Unleveraged Series, and Commodity L/N Unleveraged Series, respectively.  In addition, the Trust had redemptions pending or received of $316,793 and $234,717 for the Leveraged and Unleveraged Series, respectively.

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

Liquidity

The majority of the Trust's assets are held in liquid short-term interest rate instruments. The Trust takes substantial exposure in futures markets, which require relatively small deposits, called margin, to hold the positions. As of June 30, 2010, decreases in cash and cash equivalents and decreases in due to broker amounted to approximately $14.6 and $1.0 million and net cash used in operations amounted to approximately $2.7 million, of which $3.0 million represents net loss from operations in the current period. In general, the Trust will have about 5% of its assets on deposit with brokers as margin, with the balance held in accounts with a major financial institution.

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

The Trust incurs various kinds of credit risk in its operations. In order to facilitate the trading of the Trust, assets must be placed with both Futures Commission Merchants and Broker/Dealers. Management of the Trust deals only with established registered firms in both capacities, and monitors their financial condition on an ongoing basis. In addition, if the Trust were to enter into over the counter transactions, additional counterparty risk would be incurred.  There were no OTC transactions for the six months ending June 30, 2010.

Results of Operations

At June 30, 2010, the Trust had assets of $114,217,673 and liabilities of $2,799,109 compared with assets of $129,799,051 and liabilities of $25,220,097 at December 31, 2009.  Changes in the net assets of the Trust are the result of subscriptions and redemptions to the Trust, and the net loss from operations; including the results from futures trading, interest income, and fees and expenses.  For the six-month period ended June 30, 2010, subscriptions to the Trust totaled $28,615,658 and redemptions totaled $18,758,046.  During the six-month period ended June 30, 2010, the Trust had a net loss of $3,018,002 compared with a net loss of $15,944,429 for the same period in 2009.  Some expenses of the Trust are based on a percentage of net assets, and therefore increase or decrease as the net assets of the Trust increase or decrease.

Index

The Trust’s net income (loss) is directly related to the performance of the MLM Index™, which the Trust is designed to replicate.  For the six months ended June 30, 2010, MLM Index™ performance was 0.49%.  Performance was -6.28% for the same period ended June 30, 2009.  The following table represents the performance by class for the MLM Index™ Fund for the six months ended June 30, 2010 and June 30, 2009.

June 30, 2010:

	Leveraged Series				Unleveraged Series				Commodity L/S Unleveraged Series	Commodity L/N Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class D Shares

Total Return:	(1.51)%	(0.77)%	(0.72)%	(0.34)%	(1.01)%	(0.51)%	(0.54)%	(0.29)%	(4.99)%	(8.80)%

June 30, 2009:

	Leveraged Series				Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares

Total Return:	(20.68)%	(20.05)%	(20.01)%	(19.70)%	(7.48)%	(7.01)%	(7.03)%	(6.80)%

The Trust’s performance may be negative in years when the MLM Index™ is positive due to the timing of subscriptions and redemptions, the fees charged and/or the allocation of assets between the series of the Trust.  Since inception of the Trust, the correlation of monthly results between the unleveraged series of the Trust and the MLM Index™ adjusted for fees is 0.99.  The correlation between the leveraged series of the Trust and the MLM Index™ adjusted for leverage and fees is 0.99.

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

Index

The VAR of the Trust is calculated as follows:

The Manager calculates the weighted average of the standard deviation of the historical returns of the MLM Index™ and its subsets over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years.  Those results the period ended June 30, 2010 are 0.38% and 2.38% respectively.  It is important to note that this calculation is made on the historical data of the MLM Index™.   The standard deviation is used to measure the dispersion of the returns of the MLM Index™ over time.

For the purposes of VAR, an attempt is made to estimate the size of a loss that may occur with some small probability.  VAR does not estimate the possibility of a total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  Using this methodology, for daily returns, this estimate is a loss of 1.31%.  For monthly returns, the estimate is a loss of 8.77%.

To ascertain a dollar loss amount for the Trust, the assets of the Trust as of June 30, 2010 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the Unleveraged MLM Index™, so Trust assets must be adjusted for the distribution of assets among the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets.  Based on the asset levels as of June 30, 2010, the Manager estimates that the Trust could expect to lose approximately $2.1 million in any given day and $14.2 million in any given month.

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

The President and the Chief Operating Officer of the Manager (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner.  The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level.  As of June 30, 2010, the Certifying Officers evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act).  Furthermore, the Certifying Officers concluded that disclosure controls and procedures in place were designed to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are (i) recorded, processed, summarized and reported on a timely basis in accordance with Commission rules and regulations; and (ii) accumulated and communicated to the Certifying Officers and other persons that perform similar functions, if any, to allow them to make timely decisions regarding required disclosure in periodic filings.  There have been no significant changes in the Trust’s internal control over financial reporting in the quarter ended June 30, 2010 that has materially affected or is reasonably likely to materially affect the Trust’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Manager is not aware of any proceedings threatened or pending against the Trust and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.

Item 1a.	Risk Factors.

None.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Leveraged Series				Unleveraged Series				Commodity L/S Unleveraged Series	Commodity L/N Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
Apr-10 Subscriptions	$-	$76,865	$-	$-	$-	$73,715	$-	$-	$500,000	$10,000,000
Subscriptions Units	-	708	-	-	-	579	-	-	4,447	99,941
# of Purchasers	-	3	-	-	-	3	-	-	1	1
Unit Price	$-	$108.57	$-	$-	$-	$127.26	$-	$-	$112.42	$100.06

May-10 Subscriptions	$-	$22,682	$-	$-	$-	$17,849	$-	$-	$-	$6,000,000
Subscriptions Units	-	211	-	-	-	141	-	-	-	63,539
# of Purchasers	-	2	-	-	-	2	-	-	-	1
Unit Price	$-	$107.50	$-	$-	$-	$126.82	$-	$-	$-	$94.43

Jun-10 Subscriptions	$-	$22,604	$-	$-	$-	$172,644	$-	$275,000	$-	$-
Subscriptions Units	-	216	-	-	-	1,374	-	2,433	-	-
# of Purchasers	-	2	-	-	-	3	-	4	-	-
Unit Price	$-	$104.72	$-	$-	$-	$125.68	$-	$113.02	$-	$-

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits and Reports of Form 8-K.

(a) Reports on Form 8-K

 (b) Exhibits

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By: Mount Lucas Management Corporation
Its: Manager

By: /s/ Timothy J. Rudderow
Timothy J. Rudderow, President

Date: August 9, 2010