Form 10-Q
period 2010-09-30
MLM INDEX FUND
filed 2010-11-12
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Yes ☐    No ☒

MLM Index™ Fund
Index to FORM 10-Q
September 30, 2010

PART I – FINANCIAL INFORMATION		Page
		Number
Item 1	Financial Statements:

Condensed Statements of Financial Condition as of September 30, 2010 (unaudited) and December 31, 2009		3

Condensed Schedules of Investments as of September 30, 2010 (unaudited) and December 31, 2009		4

Unaudited Condensed Statements of Operations for the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009		5

Unaudited Condensed Statements of Changes in Investors’ Interest for the nine months ended September 30, 2010		6-8

Unaudited Condensed Statements of Changes in Investors’ Interest for the nine months ended September 30, 2009		9

Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009		10

Notes to Unaudited Condensed Financial Statements		11-21

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosures of Market Risk	25

Item 4	Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	27

Item 1A	Risk Factors	27

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3	Defaults Upon Senior Securities	28

Item 5	Other Information	28

Item 6	Exhibits and Reports on Form 8-K	29

Index

Item 1.	Financial Statements.

MLM Index™ Fund
Condensed Statements of Financial Condition
As of September 30, 2010 (Unaudited) and December 31, 2009 (Audited)

	September30,	December 31,
	2010	2009
Assets
Cash and cash equivalents	$114,302,848	$91,417,211
Due from broker	12,341,498	38,376,426
Net unrealized gain on open futures contracts, at fair value	5,081,394	-
Interest receivable	2	5,414
Other assets	24,477
Total assets	$131,750,219	$129,799,051

Liabilities and investors’ interest
Net unrealized loss on open futures contracts, at fair value	$-	$1,134,488
Redemptions payable	769,617	23,834,370
Subscriptions received in advance	1,335,600	-
Brokerage commissions payable	69,785	65,124
Management fee payable	85,210	95,998
Accrued expenses	31,534	90,117
Total liabilities	2,291,746	25,220,097

Investors’ interest	129,458,473	104,578,954
Total liabilities and investors’ interest	$131,750,219	$129,799,051

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Condensed Schedules of Investments
As of September 30, 2010 (Unaudited) and December 31, 2009 (Audited)

September 30, 2010 (Unaudited)		Unrealized	Percentage of
	Number of	appreciation/	investors'
Security Description	contracts	(depreciation)	Interest

Futures
Long futures contracts
Financial	773	$1,851,803	1.43%
Commodity	1,292	4,018,422	3.10
	2,065	5,870,225	4.53%
Short futures contracts
Financial	53	(493,700)	(0.38)
Commodity	280	(295,131)	(0.23)
	333	(788,831)	(0.61)

Net unrealized gain on open futures contracts, at fair value		$5,081,394	3.92%

		Unrealized	Percentage of
December, 31, 2009 (Audited)	Number of	appreciation	investors'
Security Description	contracts	(depreciation)	Interest

Futures
Long futures contracts
Financial	900	$(2,233,254)	(2.14)%
Commodity	379	1,081,653	1.03
	1,279	(1,151,601)	(1.11)%
Short futures contracts
Financial	84	120,124	0.11
Commodity	81	(103,011)	(0.10)
	165	17,113	0.01

Net unrealized loss on open futures contracts, at fair value		$(1,134,488)	(1.10)%

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statements of Operations

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Investment income
Interest	$15,817	$43,620	$39,813	$143,917

Expenses
Brokerage commissions	208,382	222,307	615,747	729,067
Management fee	244,670	265,793	722,270	865,917
Operating expenses	130,868	164,162	371,097	507,006
Total expenses	583,920	652,262	1,709,114	2,101,990

Net investment loss	(568,103)	(608,642)	(1,669,301)	(1,958,073)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	(2,821,205)	2,551,617	(5,362,048)	(5,796,940)
Net change in unrealized gain (loss) on investments	5,730,668	5,611,932	6,354,707	(634,507)
Net realized and unrealized gain (loss) on investments	2,909,463	8,163,549	992,659	(6,431,447)

Net income (loss)	$2,341,360	$7,554,907	$(676,642)	$(8,389,520)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statement of Changes in Investors’ Interest
For the nine months ended September 30, 2010

	Leveraged Series
					Total
	Class A	Class B	Class C	Class D	Leveraged
	Shares	Shares	Shares	Shares	Series
Investors’ interest at December 31, 2009	$4,638,578	$11,469,894	$1,164	$30,186,250	$46,295,886
Subscriptions	19,000	474,338	-	125,000	618,338
Redemptions	(1,970,396)	(1,386,723)	-	(7,589,138)	(10,946,257)
Transfers	(5,000)	(24,518)	-	(157,943)	(187,461)
Net income (loss)	(18,799)	158,656	18	403,589	543,464

Investors’ interest at September 30, 2010	$2,663,383	$10,691,647	$1,182	$22,967,758	$36,323,970

Shares at December 31, 2009	51,127	108,685	14	281,580
Subscriptions	218	4,547	-	1,180
Redemptions	(22,024)	(13,126)	-	(71,397)
Transfers	(54)	(231)	-	(1,496)

Shares at September 30, 2010	29,267	99,875	14	209,867

Net asset value per share:
September 30, 2010	$91.00	$107.05	$87.54	$109.44

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statement of Changes in Investors’ Interest
For the nine months ended September 30, 2009

	Unleveraged Series
					Total
	Class A	Class B	Class C	Class D	Unleveraged
	Shares	Shares	Shares	Shares	Series
Investors’ interest at December 31, 2009	$4,636,414	$9,124,592	$1,262	$32,673,423	$46,435,691
Subscriptions	25,000	556,210	-	10,525,000	11,106,210
Redemptions	(664,650)	(2,326,526)	-	(7,330,954)	(10,322,130)
Transfers	5,000	24,518	-	157,943	187,461
Net income (loss)	(34,089)	5,161	-	371,505	342,577

Investors’ interest at September 30, 2010	$3,967,675	$7,383,955	$1,262	$36,396,917	$47,749,809

Shares at December 31, 2009	40,930	72,234	11	288,259
Subscriptions	227	4,419	-	94,594
Redemptions	(5,930)	(18,423)	-	(64,395)
Transfers	44	194	-	1,401

Shares at September 30, 2010	35,271	58,424	11	319,859

Net asset value per share:
September 30, 2010	$112.49	$126.39	$111.00	$113.79

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statement of Changes in Investors’ Interest
For the nine months ended September 30, 2010

	Commodity L/S	Commodity L/N
	Unleveraged	Unleveraged
			Total
	Class D	Class D	Investors’
	Shares	Shares	Interest
Investors’ interest at December 31, 2009	$3,246,160	$8,601,217	$104,578,954
Subscriptions	10,500,000	24,600,000	46,824,548
Redemptions	-	-	(21,268,387)
Transfers	-	-	-
Net loss	(1,519,971)	(42,712)	(676,642)

Investors’ interest at September 30, 2010	$12,226,189	$33,158,505	$129,458,473

Shares at December 31, 2009	30,009	84,322
Subscriptions	93,622	254,692
Redemptions	-	-
Transfers	-	-

Shares at September 30, 2010	123,631	339,014

Net asset value per share:
September 30, 2010	$98.89	$97.80

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statement of Changes in Investors’ Interest
For the nine months ended September 30, 2009

	Leveraged Series					Unleveraged Series					Commodity Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series	Class D Shares	Total Investors’ Interest

Investors’ interest at December 31, 2008	$6,903,329	$13,796,085	$1,327	$31,281,480	$51,982,221	$4,293,290	$12,404,908	$1,320	$67,514,995	$84,214,513	$-	$136,196,734
Subscriptions	55,000	576,405	-	5,685,000	6,316,405	-	433,050	-	3,240,000	3,673,050	3,000,000	12,989,455
Redemptions	(1,089,631)	(1,267,744)	-	(3,422,845)	(5,780,220)	(35,000)	(3,497,102)	-	(12,086,090)	(15,618,192)	-	(21,398,412)
Transfers	-	(5,055)	-	536,934	531,879	-	5,055	-	(536,934)	(531,879)	-	-
Net loss	(769,174)	(1,525,902)	(147)	(3,371,707)	(5,666,930)	(193,759)	(404,604)	(50)	(2,331,237)	(2,929,650)	207,060	(8,389,520)

Investors’ interest at Septemeber 30, 2009	$5,099,524	$11,573,789	$1,180	$30,708,862	$47,383,355	$4,064,531	$8,941,307	$1,270	$55,800,734	$68,807,842	$3,207,060	$119,398,257

Shares at December 31, 2008	65,670	114,555	14	257,908		35,898	93,951	11	572,449		-
Subscriptions	663	5,272		50,305		-	3,381	-	28,514		30,000
Redemptions	(11,116)	(11,639)	-	(30,651)		(318)	(27,007)	-	(106,140)		-
Transfers	-	(43)	-	5,513		-	39	-	(4,885)		-

Shares at September 30, 2009	55,217	108,145	14	283,075		35,580	70,363	11	489,938		30,000
Net asset value per share:
September 30, 2009	$92.35	$107.02	$87.43	$108.48		$114.24	$127.07	$115.45	$113.89		$106.90

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index™ Fund
Unaudited Condensed Statements of Cash Flows

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009

Cash flows from operating activities
Net loss	$(676,642)	$(8,389,520)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating and investing activities:
Net change in operating assets and liabilities:
Due from broker	26,034,928	6,762,627
Net unrealized (gain) loss on open futures contracts	(6,215,882)	667,236
Interest receivable	5,412	50,296
Other assets	(24,477)	28
Brokerage commissions payable	4,661	(15,015)
Management fee payable	(10,788)	(11,876)
Accrued expenses	(58,583)	(269,288)
Net cash and cash equivalents provided by (used in) operating and investing activities	19,058,629	(1,205,512)

Cash flows from financing activities
Subscriptions received, net of selling commissions, including subscriptions received in advance	48,158,930	12,989,455
Net redemptions, including payments of redemptions payable	(44,331,922)	(23,169,328)
Net cash and cash equivalents provided by (used in) financing activities	3,827,008	(10,179,873)

Net increase in cash and cash equivalents	22,885,637	(11,385,385)
Cash and cash equivalents at beginning of period	91,417,211	98,799,819
Cash and cash equivalents at end of period	$114,302,848	$87,414,434

Supplemental disclosures of non-cash financing activities:
Redemptions payable	$769,617	$1,110,180

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2010

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted.  In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial positions of the Trust as of September 30, 2010 and the results of its operations for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009.  The operating results for these interim periods many not be indicative of the results expected for a full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009.

Use of Estimates

The preparation of the accompanying financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid financial instruments with maturities of three months or less, when purchased.

Certain of the Trust’s cash at the broker is restricted to meet margin requirements (See Note 5).

Due from Brokers

The Trust’s trading activities utilize one broker located in the United States. Due from broker represents cash balances held, unrealized profit or loss on futures contracts, and amounts receivable or payable for transactions not settled at September 30, 2010 and December 31, 2009.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2010

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

Level 3:

Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include private equity investments, certain commercial mortgage whole loans and long-dated or complex derivatives, including certain foreign exchange options and long-dated options on gas and power).

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
September 30, 2010

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

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

	September 30, 2010	December 31, 2009

Overnight money markets	$1,984,000	$10,001,000
U.S. government agency securities	87,835,885	81,011,771
Cash	24,406,304	-
Government money market	70,000	-
Cash in checking account	6,659	404,440

Total	$114,302,848	$91,417,211

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2010

4. Investors’ Interest

The Trust is comprised of six series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the MLM Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage, the MLM Commodity L/S Leveraged Series which attempts to replicate the MLM Commodity Long/Short Index with  three times leverage, the MLM Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the MLM Commodity L/N Leveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index with three times leverage (collectively, the “Series”).  The MLM Commodity Long/Short Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity Long/Neutral Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.   Class A, Class B, Class C and Class D shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager. As of September 30, 2010 the MLM Commodity L/S Leveraged Series and the MLM Commodity L/N Leveraged Series have not commenced trading and have no assets.  In addition, as of September 30, 2010, the MLM Commodity L/S Unleveraged Series and the MLM Commodity L/N Unleveraged Series have never had any investors in classes A, B or C.

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

5. Margin Requirements

The Trust had margin requirements of $6,396,090 and $5,914,588 at September 30, 2010 and December 31, 2009, respectively, which were satisfied by cash held at the broker.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2010

6. Management Fee and Other Fees and Expenses

The Trust pays the Manager a management fee and the introducing broker a brokerage fee as a percentage of net assets, as of the first day of each month at the annualized rates as follows:

	Leveraged Series
	Brokerage Fee	Management Fee	Organizational Fee		Operating Expense	Selling Expense	Total Fees and Commissions
Class A	1.75%	2.80%	N/A	*	0.35%	4.00%	8.90%
Class B	1.75%	1.30%	N/A	*	0.35%	N/A	3.40%
Class C	0.90%	2.05%	N/A		0.35%	4.00%	7.30%
Class D	0.90%	1.30%	N/A		0.35%	N/A	2.55%

*effective January 1, 2010
	Unleveraged Series, Commodity L/S Unleveraged Series, and Commodity L/N Unleveraged Series
	Brokerage Fee	Management Fee	Organizational Fee	Operating Expense	Selling Expense	Total Fees and Commissions
Class A	0.85%	1.50%	.50	0.35%	4.00%	7.20%
Class B	0.85%	0.50%	.50	0.35%	N/A	2.20%
Class C	0.40%	1.00%	N/A	0.35%	4.00%	5.75%
Class D	0.40%	0.50%	N/A	0.35%	N/A	1.25%

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

The following table reflects the fair value of the Trust’s derivative financial instruments.

	Fair Value at
	September 30, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Financial futures	$1,881,060	$(522,957)	$187,104	$(2,300,234)
Commodity futures	4,631,678	(908,387)	1,626,318	(647,676)

Total	$6,512,738	$(1,431,344)	$1,813,422	$(2,947,910)

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2010

7. Derivative Financial Instruments (continued)

	September 30, 2010 – 3 months
		Change in
	Realized P&L*	Unrealized*	Total
Financial futures	$1,666,819	$1,079,708	$2,746,527
Commodity futures	(4,518,962)	4,503,054	(15,908)

Total	$(2,852,143)	$5,582,762	$2,730,619

	September 30, 2009 – 3 months
		Change in
	Realized P&L*	Unrealized*	Total
Financial futures	$106,822	$3,096,947	$3,203,769
Commodity futures	(2,682,561)	2,448,249	(234,312)

Total	$(2,575,739)	$5,545,196	$2,969,457

	September 30, 2010 – 9 months
		Change in
	Realized P&L*	Unrealized*	Total
Financial futures	$1,652,279	$3,471,233	$5,123,512
Commodity futures	(7,023,131)	2,744,649	(4,278,482)

Total	$(5,370,852)	$6,215,882	$845,030

	September 30, 2009 – 9 months
		Change in
	Realized P&L*	Unrealized*	Total
Financial futures	$(2,929,037)	$867,611	$(2,061,426)
Commodity futures	(2,867,443)	(1,534,847)	(4,402,290)

Total	$(5,796,480)	$(667,236)	$(6,463,716)

*The net realized gain (loss) on investments and net change in unrealized gain or loss on investments includes non-derivative investments which are not included in the tables above.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2010

8. Financial Highlights

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the nine months ended September 30, 2010:

	Leveraged Series				Unleveraged Series				Commodity L/S Unleveraged Series	Commodity L/N Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2009	$90.73	$105.53	$86.24	$107.20	$113.28	$126.32	$110.99	$113.35	$108.17	$102.00
Loss from investment operations:	(2.17)	(1.35)	(1.59)	(1.37)	(1.61)	(0.86)	(1.17)	(0.77)	(0.69)	(0.63)
Net investment expense
Net realized and unrealized gain (loss) on investment transactions	2.44	2.87	2.89	3.61	0.82	0.92	1.18	1.21	(8.59)	(3.57)
Total from investment operations	0.27	1.52	1.30	2.24	(0.79)	0.06	0.01	0.44	(9.28)	(4.20)

Net asset value per share at September 30, 2010	$91.00	$107.05	$87.54	$109.44	$112.49	$126.38	$111.00	$113.79	$98.89	$97.80

Total Return:	0.30%	1.44%	1.51%	2.09%	(0.70)%	0.05%	0.01%	0.39%	(8.58)%	(4.11)%

Ratio to Average Investors’ Interest:
Net investment expense	(2.57)%	(1.29)%	(1.84)%	(1.31)%	(1.46)%	(0.70)%	(1.05)%	(0.64)%	(0.61)%	(0.53)%
Expenses	(2.61)%	(1.33)%	(1.87)%	(1.34)%	(1.52)%	(0.76)%	(1.11)%	(0.70)%	(0.61)%	(0.53)%

Total return is calculated as the change in the net asset value per share for the nine months ended September 30, 2010.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the nine months ended September 30, 2010.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2010

8. Financial Highlights (continued)

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the nine months ended September 30, 2009:

	Leveraged Series				Unleveraged Series				Commodity Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2008/issuance	$105.12	$120.43	$98.31	$121.29	$119.60	$132.04	$116.06	$117.94	$100.00
Income from investment operations:
Net investment income (expense)	(2.32)	(1.42)	(1.67)	(1.44)	(1.62)	(0.84)	(1.16)	(0.75)	(0.16)
Net realized and unrealized gain on investment transactions	(10.45)	(11.99)	(9.21)	(11.37)	(3.73)	(4.13)	(3.25)	(3.30)	7.06
Total from investment operations	(12.77)	(13.41)	(10.88)	(12.81)	(5.35)	(4.97)	(4.41)	(4.05)	6.90

Net asset value per share at September 30, 2009	$92.35	$107.02	$87.43	$108.48	$114.25	$127.07	$111.65	$113.89	$106.90

Total Return:	(12.15)%	(11.14)%	(11.07)%	(10.56)%	(4.47)%	(3.76)%	(3.80)%	(3.43)%	6.90%

Ratio to Average Investors’ Interest:
Net investment income	(2.50)%	(1.31)%	(1.86)%	(1.28)%	(1.41)%	(0.67)%	(1.03)%	(0.67)%	(0.23)%
Expenses	(2.60)%	(1.40)%	(1.96)%	(1.38)%	(1.54)%	(0.81)%	(1.16)%	(0.80)%	(0.23)%

Total return is calculated as the change in the net asset value per share for the nine months ended September 30, 2009.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the nine months ended September 30, 2009.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2010

9. Statements of Financial Condition and Operations by Series

September 30, 2010 Assets	Leveraged Series	Unleveraged Series	Commodity L/S Unleveraged Series	Commodity L/N Unleveraged Series	Trust Total
Cash and cash equivalents	$28,321,337	$45,467,974	$10,608,960	$29,904,577	$114,302,848
Due from broker	6,453,358	3,032,413	1,085,154	1,770,573	12,341,498
Net unrealized gain on open futures contracts, at fair value	2,122,732	910,484	540,887	1,507,291	5,081,394
Interest receivable	-	-	-	2	2
Other assets	6,975	17,432	42	28	24,477
Total assets	36,904,402	49,428,303	12,235,043	33,182,471	131,750,219

Liabilities and investors’ interest				-
Redemptions payable	413,581	356,036	-		769,617
Subscription received in advance	74,550	1,261,050	-		1,335,600
Brokerage commissions payable	35,729	19,781	3,709	10,566	69,785
Management fee payable	43,345	23,320	5,146	13,399	85,210
Accrued expenses	13,227	18,307	-		31,534
Total liabilities	580,432	1,678,494	8,855	23,965	2,291,746

Investors’ interest	$36,323,970	$47,749,809	$12,226,188	$33,158,506	129,458,473
Total liabilities and investors’ interest	$36,904,402	$49,428,303	$12,235,043	$33,182,471	$131,750,219

December 31, 2009 Assets	Leveraged Series	Unleveraged Series	Commodity L/S Unleveraged Series	Commodity L/N Unleveraged Series	Trust Total
Cash and cash equivalents	$27,107,971	$56,122,787	$186,896	$7,999,557	$91,417,211
Due from broker	20,992,597	13,875,228	3,004,023	504,578	38,376,426
Net unrealized gain on open futures contracts, at fair value	-	-	57,043	100,833	157,876
Interest receivable	1,773	3,641	-	-	5,414
Total assets	48,102,341	70,001,656	3,247,962	8,604,968	129,956,927

Liabilities and investors’ interest
Redemptions payable	684,794	23,149,576	-	-	23,834,370
Net unrealized loss on open futures contracts, at fair value	976,564	315,800	-	-	1,292,364
Brokerage commissions payable	39,138	24,319	-	1,667	65,124
Management fee payable	59,315	33,265	1,334	2,084	95,998
Accrued expenses	46,644	43,005	468	-	90,117
Total liabilities	1,806,455	23,565,965	1,802	3,751	25,377,973

Investors’ interest	46,295,886	46,435,691	3,246,160	8,601,217	104,578,954
Total liabilities and investors’ interest	$48,102,341	$70,001,656	$3,247,962	$8,604,968	$129,956,927

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2010

9. Statements of Financial Condition and Operations by Series (continued)

Nine month period ended September 30, 2010	Leveraged Series	Unleveraged Series	Commodity L/S Unleveraged Series	Commodity L/N Unleveraged Series	Trust Total
Investment income
Interest	$14,029	$25,641	$40	$103	$39,813

Expenses
Brokerage commissions	358,107	175,175	29,022	53,443	615,747
Management fee	421,869	197,320	36,278	66,803	722,270
Operating expenses	135,389	161,046	26,610	48,052	371,097
Total expenses	915,365	533,541	91,910	168,298	1,709,114

Net investment loss	(901,336)	(507,900)	(91,870)	(168,195)	(1,669,301)

Realized and unrealized gain (loss) on investments
Net realized loss	(1,757,633)	(412,160)	(1,911,320)	(1,280,935)	(5,362,048)
Net change in unrealized gain on investments	3,202,433	1,262,637	483,219	1,406,418	6,354,707
Net realized and unrealized gain (loss) on investments	1,444,800	850,477	(1,428,101)	125,483	992,659

Net (loss) gain	$543,464	$342,577	$(1,519,971)	$(42,712)	$(676,642)

Three month period ended September 30, 2010	Leveraged Series	Unleveraged Series	Commodity L/S Unleveraged Series	Commodity L/N Unleveraged Series	Trust Total
Investment income
Interest	$5,490	$10,230	$25	$72	$15,817

Expenses
Brokerage commissions	109,918	57,813	12,308	28,343	208,382
Management fee	128,167	65,688	15,386	35,429	244,670
Operating expenses	40,843	53,458	11,426	25,321	130,868
Total expenses	278,928	176,959	38,940	89,093	583,920

Net investment loss	(273,438)	(166,729)	(38,915)	(89,021)	(568,103)

Realized and unrealized gain (loss) on investments
Net realized loss	(1,278,796)	(357,400)	(1,149,712)	(35,297)	(2,821,205)
Net change in unrealized gain on investments	2,393,527	998,041	709,338	1,629,762	5,730,668
Net realized and unrealized gain (loss) on investments	1,114,731	640,641	(440,374)	1,594,465	2,909,463

Net (loss) gain	$841,293	$473,912	$(479,289)	$1,505,444	$2,341,360

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2010

9. Statements of Financial Condition and Operations by Series (continued)

Nine month period ended September 30, 2009	Leveraged Series	Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Investment income
Interest	$45,985	$97,932	$0	$143,917

Expenses
Brokerage commissions	449,387	277,595	2,085	729,067
Management fee	546,715	316,595	2,607	865,917
Operating expenses	197,817	307,053	2,136	507,006
Total expenses	1,193,919	901,243	6,828	2,101,990

Net investment loss	(1,147,934)	(803,311)	(6,828)	(1,958,073)

Realized and unrealized loss on investments
Net realized loss	(4,231,203)	(1,710,644)	144,907	(5,796,940)
Net change in unrealized loss on investments	(287,793)	(415,696)	68,982	(634,507)
Net realized and unrealized loss on investments	(4,518,996)	(2,126,340)	213,889	(6,431,447)

Net loss	$(5,666,930)	$(2,929,651)	$207,061	$(8,389,520)

Three month period ended September 30, 2009	Leveraged Series	Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Investment income
Interest	$14,112	$29,508	$0	$43,620

Expenses
Brokerage commissions	137,583	82,638	2,086	223,307
Management fee	168,284	94,902	2,607	265,793
Operating expenses	66,767	95,259	2,136	164,162
Total expenses	372,634	272,799	6,829	652,262

Net investment loss	(358,522)	(243,291)	(6,829)	(608,642)

Realized and unrealized gain (loss) on investments
Net realized gain	1,621,078	785,633	144,906	2,551,617
Net change in unrealized gain on investments	3,703,461	1,839,490	68,981	5,611,932
Net realized and unrealized gain on investments	5,324,539	2,625,123	213,887	8,163,549

Net gain	$4,966,017	$2,381,832	$207,058	$7,554,907

10. Subsequent Events

From October 1, 2010 through November 12, 2010, the Trust had subscriptions received or pending for the Unleveraged Series of $2,099,876 and Commodity L/N Unleveraged Series of $10,000,000.  In addition, the Trust had redemptions pending or received for the Leveraged Series of $781,574, and Unleveraged Series of $678,199.

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

Results of the MLM Index™

The MLM Index™ is calculated from the prices of 22 generally liquid futures contracts.  These contracts are traded on domestic and foreign exchanges.  For each contract, the MLM Index™ generally uses the price of 4 different delivery months each year.  For example, in the Japanese Yen futures market, the MLM Index™ uses the March, June, September and December delivery months.  On the day before trading day, the MLM Index™ determines whether to hold a long or short position in each constituent contract based on the calculation methodology of the MLM Index™.  Once established, that position is held for the subsequent period, at which time it is re-evaluated.  The monthly results of each constituent contract are then used to calculate the MLM Index™ return. The objective of the Trust is to replicate this monthly return.  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.

Clearly, the volatility of the constituent contracts in the MLM Index™ can affect the results of the Trust.  The influences on this volatility are varied and unpredictable.  However, since the objective of the Trust is to replicate the MLM Index™, the Manager takes no unusual action to mitigate this volatility.  The role of the Manager is to buy or sell the appropriate number of futures contracts in each constituent market such that the aggregate return of those positions replicates as closely as possible the results of the MLM Index™ and its subsets.

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

Liquidity

The majority of the Trust's assets are held in liquid short-term interest rate instruments. The Trust takes substantial exposure in futures markets, which require relatively small deposits, called margin, to hold the positions. From December 31, 2009 to September 30, 2010, increases in cash and cash equivalents and decreases in due from broker amounted to approximately $22.9 million and $26.0 million each and net cash provided by operations amounted to approximately $19.1 million, of which $0.7 million represents net loss from operations in the nine month period.

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

The Trust incurs various kinds of credit risk in its operations. In order to facilitate the trading of the Trust, assets must be placed with both Futures Commission Merchants and Broker/Dealers. Management of the Trust deals only with established registered firms in both capacities, and monitors their financial condition on an ongoing basis. In addition, if the Trust were to enter into over the counter transactions, additional counterparty risk would be incurred.  There were no OTC transactions for the nine months ending September 30, 2010.

Results of Operations

At September 30, 2010, the Trust had assets of $129,458,473 and liabilities of $2,291,647 compared with assets of $129,799,051 and liabilities of $25,220,097 at December 31, 2009.  Changes in the net assets of the Trust are the result of subscriptions and redemptions to the Trust, and the net loss from operations; including the results from futures trading, interest income, and fees and expenses.  For the nine-month period ended September 30, 2010, subscriptions to the Trust totaled $46,824,548 and redemptions totaled $21,268,387.  During the nine-month period ended September 30, 2010, the Trust had a net loss of $676,642 compared with a net loss of $8,389,520 for the same period in 2009.  Some expenses of the Trust are based on a percentage of net assets, and therefore increase or decrease as the net assets of the Trust increase or decrease.

Index

The Trust’s net income (loss) is indirectly related to the performance of the MLM Index™, which the Trust is designed to replicate.  For the nine months ended September 30, 2010, MLM Index™ performance was 4.04%. Performance was (2.58)% for the same period ended September 30, 2009.  The following table represents the performance by class for the MLM Index™ Fund for the nine months ended September 30, 2010 and September 30, 2009.

September 30, 2010
	Leveraged Series				Unleveraged Series				Commodity L/S Unleveraged Series	Commodity L/N Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	0.30%	1.44%	1.51%	2.09%	(0.70)%	0.05%	0.01%	0.39%	(8.58)%	(4.11)%

September 30, 2009:
	Leveraged Series				Unleveraged Series				Commodity Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	(12.15)%	(11.14)%	(11.07)%	(10.56)%	(4.47)%	(3.76)%	(3.80)%	(3.43)%	6.90%

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

Index

The VAR of the Trust is calculated as follows:

The Manager calculates the weighted average of the standard deviation of the historical returns of the MLM Index™ and its subsets over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years.  Those results for the period ended September 30, 2010 are 0.40% and 1.95% respectively.  It is important to note that this calculation is made on the historical data of the MLM Index™.   The standard deviation is used to measure the dispersion of the returns of the MLM Index™ over time.

For the purposes of VAR, an attempt is made to estimate the size of a loss that may occur with some small probability.  VAR does not estimate the possibility of a total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  Using this methodology, for daily returns, this estimate is a loss of 1.45%.  For monthly returns, the estimate is a loss of 8.09%.

To ascertain a dollar loss amount for the Trust, the assets of the Trust as of September 30, 2010 are multiplied by the estimate of the risk calculated above.  The risk estimate is based on the Unleveraged MLM Index™, so Trust assets must be adjusted for the distribution of assets among the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets.  Based on the asset levels as of September 30, 2010, the Manager estimates that the Trust could expect to lose approximately $2.4 million in any given day and $13.7 million in any given month.

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

The President and the Chief Operating Officer of the Manager (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner.  The Certifying Officers have concluded that the disclosure controls and procedures are effective.  As of September 30, 2010, the Certifying Officers evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act).  Furthermore, the Certifying Officers concluded that disclosure controls and procedures in place were designed to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are (i) recorded, processed, summarized and reported on a timely basis in accordance with Commission rules and regulations; and (ii) accumulated and communicated to the Certifying Officers and other persons that perform similar functions, if any, to allow them to make timely decisions regarding required disclosure in periodic filings.  There have been no significant changes in the Trust’s internal control over financial reporting in the quarter ended September 30, 2010 that has materially affected or is reasonably likely to materially affect the Trust’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.                    Legal Proceedings.

The Manager is not aware of any proceedings threatened or pending against the Trust and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.

Item 1a.                  Risk Factors.

None.

Index

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

	Leveraged Series				Unleveraged Series				Commodity L/S Unleveraged Series	Commodity L/N Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
Jul-10 Subscriptions	$19,000	$111,482	$-	$25,000	$25,000	$56,065	$	$9,225,000	$-	$6,500,000
Subscriptions Units	218	1,125	-	247	227	455		83,168	-	69,073
# of Purchasers	2	5	-	1	1	4		3	-	1
Unit Price	$84.45	$99.11	$-	$101.18	$109.91	$123.29	$	$110.92	$-	$94.10

Aug-10 Subscriptions	$-	$34,899	$-	$50,000	$-	$37,449	$	$25,000	$-	$2,100,000
Subscriptions Units	-	328	-	459	-	297		220	-	22,139
# of Purchasers	-	2	-	1	-	2		1	-	1
Unit Price	$-	$106.52	$-	$108.82	$-	$126.23	$	$113.61	$-	$94.85

Sep-10 Subscriptions	$-	$74,550	$-	$-	$-	$61,050	$	$2,599,938	$-	$-
Subscriptions Units	-	696	-	-	-	483		22,849	-	-
# of Purchasers	-	2	-	-	-	1		4	-	-
Unit Price	$-	$107.05	$-	$-	$-	$126.39	$	$113.79	$-	$-

Item 3.                    Defaults Upon Senior Securities.

None.

Item 5.                    Other Information.

The Trust received a comment letter from the SEC on October 28, 2010 regarding its December 31, 2009 10-K filing.  The SEC's comments addressed series-level reporting for each of the series of the MLM Index Fund as well as the calculation of expense ratios for the Trust. Mount Lucas Management Corporation is in the process of addressing all of the SEC's comments.

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

Date: November 12, 2010