Form 10-K
period 2010-12-31
MLM INDEX FUND
filed 2011-03-23
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ___________________

Commission file number 0-49767

MLM INDEX™ FUND
(Exact name of registrant as specified in its charter)

Delaware	Unleveraged Series: 22-2897229
Leveraged Series: 22-3722683
Commodity L/S Unleveraged Series: 20-8806944
Commodity L/N Unleveraged Series: 27-1198002
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

Yes☐. No ☒.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of June 30, 2010, the aggregate fair value of the business trust units of the Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $38.7 million, the aggregate fair value of the business trust units of the Leveraged Series of the registrant held by non-affiliates of the registrant was approximately $36.9 million, the aggregate fair value of the business trust units of the Commodity L/S Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $12.7 million, and the aggregate fair value of the business trust units of the Commodity L/N Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $23.1 million.

As of February15, 2011, the Trust had in issuance 33,624; 47,431; 11; 457,511Unleveraged Series trust units in the A, B, C and D classes respectively; 28,468; 85,272; 13; 207,168 Leveraged Series trust units in the A, B, C and D classes respectively; 123,631Commodity L/S Unleveraged Series in Class D and 453,843 Commodity L/N Unleveraged Series in Class D trust units.

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

The Trust consists of several separate series of interests (each, a “Series”), each with its own assets and liabilities.  Under the Trust Agreement, the Trust may issue multiple Series of Interests.  The Trust maintains separate and distinct records for each Series and the assets associated with each such Series are held and accounted for separately from the other assets of the Trust and of any other Series thereof.  The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Series are enforceable against the assets of such Series only and not against the assets of the Trust generally or the assets of any other Series.  A Statement of Financial Condition and Statement of Operations for each Series can be found in Item 15 of this document.

Mount Lucas Management Corporation (the “Manager”), a Delaware corporation, acts as the manager and trading advisor of the Trust. The Manager was formed in 1986 to act as an investment manager. As of December 31, 2010, the Manager had approximately $1.9 billion of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940, a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

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

Citigroup Global Markets currently acts as clearing broker for all of the Series the Trust. A clearing broker accepts orders to trade futures on behalf of another party and accepts money to support such orders. The clearing broker is a futures commission merchant registered with the CFTC and is a member of the NFA.

Trading Program

Each series of the Trust trades speculatively in a wide range of futures contracts traded on U.S. and foreign exchanges using the Trading Program, which is based upon the MLM Index™ and various subsets (collectively, "MLM Index"). The MLM Index™ and the Trading Program are both proprietary products of the Manager. The Trading Program attempts to replicate the MLM Index™, before fees and expenses. Currently the Trust has four series of interests: the Unleveraged Series, the Leveraged Series, the Commodity L/S Unleveraged Series and the Commodity L/N Unleveraged Series. The Unleveraged Series attempts to replicate the MLM Index™ without any leverage, while the Leveraged Series trades the Trading Program at three times leverage. Leverage is the ability to control large dollar amounts of a commodity with a comparatively small amount of capital. The Leveraged Series purchases or sells $3 fair value of contracts for every $1 invested in the Series. The Commodity L/S Unleveraged Series and Commodity L/N Unleveraged Series attempt to replicate the MLM Commodity Long/Short Index and MLM Commodity Long/Neutral Index respectively, without leverage.   The MLM Commodity Long/Short Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity Long/Neutral Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.

In attempting to replicate the MLM Index™, the Manager will invest in the same markets as the MLM Index™; use the same algorithm to determine long versus short positions; make the same allocations to each market; and generally execute positions at almost the same time. The Manager may also use swaps in attempting to replicate the MLM Index™. These swaps would be agreements with dealers to provide the returns which are the same as holding a specific number of futures contracts in a specific market, without holding the actual contracts. The economic effect on the Trust would be substantially identical to holding futures contracts. However, since the holder of swaps assumes additional counterparty risk, swaps are only held infrequently. For the year ended and as of December 31, 2010, none of the Series of the Trust neither held nor hold any swap positions.

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

The annual performance of the MLM Index™ and its subsets (MLM Commodity Long/Short Index and MLM Commodity Long/Neutral Index) for each of the past ten years is set forth below.

Year	Annual Return	Annual Return	Annual Return
	MLM Index	MLM Commodity	MLM Commodity
		Long/Short Index	Long/Neutral Index

2001	3.67%	-1.19	-12.13
2002	-1.63	-1.34	14.15
2003	3.92	6.41	16.21
2004	3.52	19.13	16.66
2005	3.75	4.56	16.67
2006	0.40	-4.28	-1.76
2007	2.87	2.19	16.71
2008	13.60	34.05	-1.40
2009	-2.71	-7.19	8.01
2010	3.49	5.28	11.49

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

The Manager pays from the management fee an annual fee for interests sold by authorized selling agents appointed by the Manager for the Class A Series, in the amount of 100 basis points for the Unleveraged Series, Commodity L/S Unleveraged Series and Commodity L/N Unleveraged Series  and 150 basis points for the Leveraged Series of the Trust's net asset value for each respective series; and for the Class C Series, in the amount of 50 basis points for the Unleveraged Series, Commodity L/S Unleveraged Series and Commodity L/N Unleveraged Series  and 50 basis points for the Leveraged Series, L/S Leveraged Series and Commodity L/N Leveraged Series of the Trust's net asset value for each respective series.  As of December 31, 2010, the L/S Leveraged Series and Commodity L/N Leveraged Series of the Trust have not commenced trading and have no assets.

Organizational Fee

Prior to January 1, 2010, investors in Classes A and B of each Series paid an organizational fee of 0.50% of their initial and any subsequent investment(s) (excluding exchanges) to the Manager to cover expenses associated with the organization of the Trust and the offering of interests. This fee will be deducted from each investment in determining the number of interests purchased. An organizational fee was charged until an investor’s total contribution was greater than or equal to $1,000,000. If the organizational expenses exceeded the organizational fees collected by the Manager, the Manager paid any costs above the collected fees. If the organizational fees paid to the Manager exceed actual organizational expenses, any excess was retained by the Manager and may be shared with consultants that the Manager may engage from time to time. Specifically, consultants who assist the Trust in distributing the interests may be paid a share of the organizational fees. Subsequent to January 1, 2010, the investors in classes A and B of all series no longer pay an organizational fee.

Operating and Administrative Expenses

Each Series of the Trust pays the Manager an annual fee of 0.35% of the net asset value as reimbursement for its legal, accounting and other routine administrative expenses and fees, including fees to the Trustee. The Trustee is paid an annual fee and reimbursed for out-of-pocket expenses.  Each Series pays its own cash manager fees and banking fees.  The relevant series generally pays any extraordinary expenses, including legal claims and liabilities and litigation costs and any indemnification related thereto. To the extent the extraordinary expenses arise as a result of the gross negligence or willful misconduct of the Manager, the Manager may be deemed responsible to pay the extraordinary expenses to that extent.

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

Performance of the Trust May be Different than the MLM Index™

Each Series attempts to replicate the MLM Index™. In doing so, each Series will establish positions in the futures markets. The prices at which a Series executes these positions may be significantly different than the prices used to calculate the MLM Index™. In addition, the Trust charges various fees and commissions which will lower the return of each Series vs. the MLM Index™. All these factors mean that Series performance will be different and in all likelihood lower than the results of the comparable MLM Index™.

Futures Trading Involves Substantial Leverage

Futures contracts are typically traded on margin. This means that a small amount of capital can be used to invest in contracts of much greater total value. The resulting leverage means that a relatively small change in the market price of a futures contract can produce a substantial profit or loss. Leverage enhances the Trust's sensitivity to market movements that can result in greater profits when the Trading Program anticipates the direction of the move correctly or greater losses when the Trading Program is incorrect. The Unleveraged Series, Commodity L/S Unleveraged Series and Commodity L/N Unleveraged Series attempt to replicate the MLM Index™, the MLM Commodity Long/Short Index and the MLM Commodity Long/Neutral Index respectively without leverage and the Leveraged Series trades the MLM Index™ at three times leverage.

Futures Trading Is Speculative, Highly Volatile and Can Result in Large Losses

A principal risk in futures trading is the rapid fluctuation in the market prices of futures contracts. A Series' profitability depends greatly on the Trading Program correctly anticipating trends in market prices. If the Trading Program incorrectly predicts the movement of futures prices, large losses could result. Price movements of futures contracts are influenced by such factors as: changing supply and demand relationships; government trade, fiscal, monetary and exchange control programs and policies; national and international political and economic events; and speculative frenzy and the emotions of the market place. The Manager has no control over these factors.

Illiquid Markets Could Make It Impossible for the Trust to Realize Profits or Limit Losses

Although each Series trades in ordinarily highly liquid markets, there may be circumstances in which it is not possible to execute a buy or sell order at the desired price, or to close out an open position, due to market conditions. Daily price fluctuation limits are established by the exchanges and approved by the CFTC. When the market price of a futures contract reaches its daily price fluctuation limit, no trades can be executed at prices outside such limit. The holder of a commodity futures contract (including a Series) may be locked into an adverse price movement for several days or more and lose considerably more than the initial margin put up to establish the position. Another possibility is the unforeseen closure of an exchange due to accident or government intervention.

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

Trading of Swaps Could Subject the Trust to Substantial Losses

Each Series may enter into swap and similar transactions. Swap contracts are not traded on exchanges and are not subject to the same type of government regulation as exchange markets. As a result, many of the protections afforded to participants on organized exchanges and in a regulated environment are not available in connection with these transactions. The swap markets are "principals' markets," in which performance with respect to a swap contract is the responsibility only of the counterparty which the participant has entered into a contract, and not of any exchange or clearinghouse. As a result, the Trust is subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the counterparties with which the Trust trades. Any such failure or refusal, whether due to insolvency, bankruptcy, default, or other cause, could subject the Trust to substantial losses. There are no limitations on daily price movements in swap transactions. Speculative position limits do not apply to swap transactions, although the counterparties with which each Series deals may limit the size or duration of positions available to a Series as a consequence of credit considerations. Participants in the swap markets are not required to make continuous markets in the swap contracts they trade. Participants could refuse to quote prices for swap contracts or quote prices with an unusually wide spread between the price at which they are prepared to buy and the price at which they are prepared to sell.

Substantial Expenses Will Cause Losses for the Trust Unless Offset by Profits and Interest Income

Each Series is subject to substantial fees and expenses, including brokerage fees, management fees and operating and administrative expenses. In addition, certain investors are subject to an organizational charge and/or a selling commission. Set forth below are tables which set forth the basic fees that each of the Series and Classes is subject to.

	Leveraged Series
	Brokerage Fee	Management Fee	Organizational Fee		Admin Fee	Selling Expense	Total Fees and Commissions
Class A	1.75%	2.80%	N/A	*	0.35%	4.00%	8.90%
Class B	1.75%	1.30%	N/A	*	0.35%	N/A	3.40%
Class C	0.90%	2.05%	N/A		0.35%	4.00%	7.30%
Class D	0.90%	1.30%	N/A		0.35%	N/A	2.55%

	Unleveraged Series, Commodity L/S Unleveraged Series and Commodity L/N Unleveraged Series
	Brokerage Fee	Management Fee	Organizational Fee		Admin Fee	Selling Expense	Total Fees and Commissions
Class A	0.85%	1.50%	N/A	*	0.35%	4.00%	7.20%
Class B	0.85%	0.50%	N/A	*	0.35%	N/A	2.20%
Class C	0.40%	1.00%	N/A		0.35%	4.00%	5.75%
Class D	0.40%	0.50%	N/A		0.35%	N/A	1.25%

*effective January 1, 2010

The Brokerage Fee and the Management Fee shall be paid to the Manager. It will be necessary for each Series to achieve gains from trading and interest income in excess of its charges for investors to realize increases in the net asset value of their interests. A Series may not be able to achieve any appreciation of its assets.

The Manager Alone Makes the Trust's Trading Decisions

The Manager makes all commodity trading decisions for all Series and, accordingly, the success of each Series largely depends upon the Manager's judgment and abilities to make the necessary adjustments to the Trading Program. There is no guarantee that the Trading Program's trading on behalf of the Trust will prove successful under all or any market conditions. The performance record of the Trading Program also reflects significant variations in profitability from period to period.

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

You Have No Rights Of Control

You will be unable to exercise any control over the business of the Trust. In addition, the Manager can cause a Series to redeem your interests upon 10 business days prior written notice for any reason in the Manager's sole discretion. The Manager may elect to cause a Series to redeem your interests when your continued holding of interests would or might violate any law or constitute a prohibited transaction under ERISA or the Internal Revenue Code and a statutory, class or individual exemption from the prohibited transaction provisions of ERISA for such transaction or transactions does not apply or cannot be obtained from the Department of Labor (or the Manager determines not to seek such an exemption).

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

Each Series Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of its Clearing Broker or Others

Each Series is subject to the risk of clearing broker, exchange or clearinghouse insolvency. Series assets could be lost or impounded in such an insolvency during lengthy bankruptcy proceedings. Were a substantial portion of a Series' capital tied up in a bankruptcy, the Manager might suspend or limit trading, perhaps causing a Series to miss significant profit opportunities.

Each Series Is Subject to Certain Conflicts of Interest

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

The Manager, the clearing broker, their respective affiliates and each of their principals, directors, officers, employees and families may be trading and directing other futures accounts, including their own accounts. Each will not be aware of what others are doing on behalf of a Series, and they may take positions similar or opposite to those of a Series or in competition with a Series. Generally, a Series will enter orders only once a month. The Manager will allocate transactions among the Series of the Trust and other clients in a manner believed by the Manager to be equitable to each.

In certain instances, the clearing broker may have orders for trades from a Series and orders from its own employees and it might be deemed to have a conflict of interest between the sequence in which such orders are transmitted to the trading floor.

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

The Trust could be Taxed as a Corporation

In the opinion of the Trust's counsel, under current federal income tax law, each Series will be classified as a partnership and not as an association taxable as a corporation for federal income tax purposes, and each such Series should not be subject to federal income taxation as a corporation under the provisions applicable to so-called publicly traded partnerships. However, you should note that the Trust has not and will not request a ruling from the Internal Revenue Service to this effect. If the Trust or a Series were taxed as a corporation for federal income tax purposes, the net income of the Trust or a Series would be taxed to the Trust or a Series at corporate income tax rates, no losses of the Trust or a Series would be allowable as deductions to the interest holders, and all or a portion of any distributions by the Trust or a Series to the interest holders, other than liquidating distributions, would constitute dividends to the extent of the Trust's or a Series' current or accumulated earnings and profits and would be taxable as such.

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

Employee Benefit Plan Considerations

Although the Manager will be a fiduciary to the ERISA investors with respect to the assets of such investors invested in a Series, neither the Manager, nor the Trustee, nor any of their affiliates, agents, or employees will act as a fiduciary to any ERISA investor with respect to the ERISA investor's decision to invest assets in a Series. Fiduciaries of prospective ERISA investors, in consultation with their advisors, should carefully consider the application of ERISA and the regulations issued there under on an investment in a Series.

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

Item 1B                    Unresolved Staff Comments

None

Item 2.                      Properties

The Trust does not own or lease any physical properties. The Trust's office is located within the office of the Manager at 405 South Street, Newtown, PA 18940.

Item 3.                      Legal Proceedings

There are no pending legal proceedings to which the Trust or the Manager is a party or to which any of their assets are subject.

Item 4.                      (Removed and Reserved)

Not applicable.

Item 5.                      Market For Registrant's Common Equity and Related Stockholder Matters

There currently is no established public trading market for the interests. As of December 31, 2010, approximately $36 million Leveraged Series interests were held by 494 owners, $50 million Unleveraged Series interests were held by 317 owners, $14 million Commodity L/S Unleveraged Series interests were held by 4 owners and $49 million Commodity L/N Unleveraged Series interests were held by 8 owners.

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

Recent Sales of Unregistered Securities

From October 1, 2010 to December 31, 2010, a total of 131,192 interests were sold for the aggregate net subscription amount of $13,841,400. Total number of purchasers was 14.  There were no non-accredited investors during this period. Details of the sale of these interests are as follows:

Series	Date	Subscriptions	Units	Price	# of Purchasers

Leveraged A Units	10/1/2010	$0	0	$0	0
Leveraged B Units	10/1/2010	74,550	696	107.05	2
Leveraged C Units	10/1/2010	0	0	0	0
Leveraged D Units	10/1/2010	0	0	0	0
Leveraged A Units	11/1/2010	0	0	0	0
Leveraged B Units	11/1/2010	0	0	0	0
Leveraged C Units	11/1/2010	0	0	0	0
Leveraged D Units	11/1/2010	0	0	0	0
Leveraged A Units	12/1/2010	0	0	0	0
Leveraged B Units	12/1/2010	0	0	0	0
Leveraged C Units	12/1/2010	0	0	0	0
Leveraged D Units	12/1/2010	285,000	2,654	107.39	2
Total Leveraged Series		359,550	3,350		4

Unleveraged A Units	10/1/2010	0	0	0	0
Unleveraged B Units	10/1/2010	61,050	483	126.39	1
Unleveraged C Units	10/1/2010	0	0	0	0
Unleveraged D Units	10/1/2010	2,599,938	22,849	113.79	4
Unleveraged A Units	11/1/2010	0	0	0	0
Unleveraged B Units	11/1/2010	0	0	0	0
Unleveraged C Units	11/1/2010	0	0	0	0
Unleveraged D Units	11/1/2010	699,938	6,083	115.07	2
Unleveraged A Units	12/1/2010	0	0	0	0
Unleveraged B Units	12/1/2010	924	7	125.51	1
Unleveraged C Units	12/1/2010	0	0	0	0
Unleveraged D Units	12/1/2010	120,000	1,061	113.09	1
Total Unleveraged Series		3,481,850	30,476		9

Commodity L/S D Units	10/1/2010	0	0	0	0
Commodity L/S D Units	11/1/2010	0	0	0	0
Commodity L/S D Units	12/1/2010	0	0	0	0
Total Commodity L/S Series		0	0		0

Commodity L/N D Units	10/1/2010	0	0	0	0
Commodity L/N D Units	11/1/2010	10,000,000	97,359	102.72	1
Commodity L/N D Units	12/1/2010	0	0	0	0
Total Commodity L/N Series		10,000,000	97,359		1

Trust Total		$13,841,400	131,192		14

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

The Comparison of Five-Year Cumulative Total Returns Graphs, set forth below, assumes that an investment in units in the Trust, and the MLM Index™, was $100 on December 31, 2005 or the start date of the Series, whichever occurred later. The Cumulative Total Return is based on unit price appreciation (there were no dividends declared or paid during the period) from December 31, 2005 through December 31, 2010.

Comparison of Five-Year Cumulative Total Return*
Between MLM Index ™ and the MLM Index Fund Unleveraged and Leveraged Series

$135
$125
$115
$105
$95
$85
$75
$65
Dec-05
Nov-06
Nov-07
Nov-08
Nov-09
MLM Index
MLM Index Fund - Leveraged Series, Class A
MLM Index Fund - Unleveraged Series, Class A

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
MLM Index™	100.40	103.29	117.33	114.13	118.10
MLM Commodity Long/Short Index				107.24	112.52
MLM Commodity Long/Neutral Index				101.65	114.10
MLM Index Fund - Leveraged Series, Class A	88.29	82.76	100.63	95.48	99.99
MLM Index Fund - Unleveraged Series, Class A	98.17	98.46	110.11	104.30	104.88
MLM Index Fund – Commodity L/S Unleveraged Series, Class D				108.17	112.51
MLM Index Fund – Commodity L/N Unleveraged Series, Class D				102.00	112.15

Item 6.                      Selected Financial Data

The Trust began trading on January 4, 1999. Set forth below is certain selected historical data for the Trust and each of its respective Series for the 5 years ended December 31, 2010. The selected historical financial data were derived from the financial statements of the Trust, which were audited by EisnerAmper LLP for years 2006 through 2010. The information set forth below should be read in conjunction with the Financial Statements and notes thereto contained elsewhere in this document.

Years Ended December 31,

	2010	2009	2008	2007	2006

Operations Data:
Realized Gains
(Losses)
Leveraged Series	$(731,228)	$198,011	$11,308,833	$(4,660,063)	$(12,460,759)
Unleveraged Series	(13,088)	324,223	7,795,635	(2,177,898)	(3,968,131)
Commodity L/N Unleveraged Series	631,617	4,594	-	-	-
Commodity L/S Unleveraged Series	(1,172,228)	205,095	-	-	-
Total	$(1,284,927)	$731,923	$19,104,468	$(6,837,961)	$(16,428,890)

Net Change in Unrealized Gains (Losses)
Leveraged Series	$4,174,060	$(4,946,374)	$2,930,402	$(612,748)	$(5,582,435)
Unleveraged Series	1,843,174	(2,556,563)	1,558,204	127,795	(1,702,910)
Commodity L/N Unleveraged Series	5,408,440	100,833	-	-	-
Commodity L/S Unleveraged Series	1,469,821	57,497	-	-	-
Total	$12,895,495	$(7,344,607)	$4,488,606	$(484,953)	$(7,285,345)

	2010	2009	2008	2007	2006

Interest Income
Leveraged Series	$24,329	$51,086	$949,382	$3,133,540	$6,947,358
Unleveraged Series	44,746	108,814	1,974,332	5,391,102	7,256,355
Commodity L/N Unleveraged Series	13,054	-	-	-	-
Commodity L/S Unleveraged Series	4,237	-	-	-	-
Total	$86,366	$159,900	$2,923,714	$8,524,642	$14,203,713

Brokerage Commissions
Leveraged Series	$466,282	$592,105	$579,037	$860,634	$2,180,755
Unleveraged Series	237,734	362,198	398,556	584,137	908,722
Commodity L/N Unleveraged Series	94,306	1,667	-	-	-
Commodity L/S Unleveraged Series	41,609	5,270	-	-	-
Total	$839,931	$961,240	$977,593	$1,444,771	$3,089,477

Management Fees
Leveraged Series	$548,317	$720,477	$668,846	$930,244	$2,260,375
Unleveraged Series	270,067	414,080	446,769	606,029	888,488
Commodity L/N Unleveraged Series	117,883	2,084	-	-	-
Commodity L/S Unleveraged Series	52,012	6,588	-	-	-
Total	$988,279	$1,143,229	$1,115,615	$1,536,273	$3,148,863

Operating Expenses
Leveraged Series	$181,522	$273,557	$173,994	$718,369	$896,006
Unleveraged Series	232,177	391,907	332,446	681,081	929,934
Commodity L/N Unleveraged Series	95,549	1,459	-	-	-
Commodity L/S Unleveraged Series	42,085	5,574	-	-	-
Total	$551,333	$672,497	$506,440	$1,399,451	$1,825,940

Net Income (Loss)
Leveraged Series	$2,271,040	$(6,283,416)	$13,766,740	$(4,648,518)	$(16,432,972)
Unleveraged Series	1,134,854	(3,291,711)	10,150,400	1,469,750	(1,141,829)
Commodity L/N Unleveraged Series	5,745,373	100,217	-	-	-
Commodity L/S Unleveraged Series	166,124	245,160	-	-	-
Total	$9,317,391	$(9,229,750)	$23,917,140	$(3,178,768)	$(17,574,801)

	2010	2009	2008	2007	2006

Financial Condition Data
Investors' Interest
Leveraged Series	$36,025,320	$46,295,886	$51,982,221	$38,446,483	$105,628,317
Unleveraged Series	50,458,589	46,435,691	84,214,513	78,939,248	123,596,233
Commodity L/N Unleveraged Series	48,946,590	8,601,217	-	-	-
Commodity L/S Unleveraged Series	13,912,284	3,246,160	-	-	-
Total	$149,342,783	$104,578,954	$136,196,734	$117,385,731	$229,224,550

Total Assets
Leveraged Series	$36,847,815	$48,102,341	$54,944,275	$40,139,770	$114,171,919
Unleveraged Series	50,964,459	70,001,656	84,666,129	79,877,166	131,089,103
Commodity L/N Unleveraged Series	48,990,089	8,604,968	-	-	-
Commodity L/S Unleveraged Series	13,925,388	3,247,962	-	-	-
Total	$150,727,751	$129,956,927	$139,610,404	$120,016,936	$245,261,022

Net Asset Value Per Class A Leveraged Series Interest	95.00	90.73	105.12	78.88	83.94
Net Asset Value Per Class B Leveraged Series Interest	112.17	105.53	120.43	89.06	93.36
Net Asset Value Per Class C Leveraged Series Interest	91.75	86.24	98.31	72.63	76.06
Net Asset Value Per Class D Leveraged Series Interest	114.91	107.20	121.29	88.95	92.46
Net Asset Value Per Class A Unleveraged Series Interest	113.91	113.28	119.60	106.89	106.39
Net Asset Value Per Class B Unleveraged Series Interest	128.31	126.32	132.04	116.85	115.15
Net Asset Value Per Class C Unleveraged Series Interest	112.67	110.99	116.06	102.77	101.32
Net Asset Value Per Class D Unleveraged Series Interest	115.65	113.35	117.94	103.92	101.94
Net Asset Value Per Class D Commodity L/S Unleveraged Series Interest	112.53	108.17	-	-	-
Net Asset Value Per Class D Commodity L/N Unleveraged Series Interest	112.17	102.00	-	-	-

Item 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The purpose of the Trust is to replicate the results of the MLM Index™, an index designed to measure the risk premium available to futures traders. Designed as such, the results of the Trust and each of its respective Series depend on two factors, the results of the MLM Index™ itself, and the Manager's ability to replicate that Index. It is important to note that the Manager also calculates the results of the MLM Index™. Thus, their role is twofold - to calculate the results of the MLM Index™, and to replicate the results of the MLM Index™ for the Trust. Any changes made to the composition of the MLM Index™ by the MLM Index™ Committee of the Manager will affect the trading of the Trust and each of the Series , since the objective is to replicate the MLM Index™ as published.

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

The volatility of the constituent markets in the MLM Index™ can affect the results of a Series. The influences on this volatility are varied and unpredictable. However, since the object of each Series is to replicate the MLM Index™, the Manager takes no unusual action to mitigate this volatility. The role of the Manager is to buy or sell the appropriate number of futures contracts in each constituent market such that the aggregate return of those positions replicates as closely as possible the results of the MLM Index™ and its subsets.

In order to accomplish this objective, the Manager must calculate the number of contracts based on the assets in each Series. Since the MLM Index™ rebalances positions each month, at that time the Manager must ascertain the asset level and execute orders to achieve the desired allocations. This is achieved by adding the performance results of each Series for the month to the assets at the beginning of the month, and adding additions of capital from new subscriptions and subtracting redemptions in order to determine the asset level at the end of the period.

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

Financial Condition

To replicate the results of the MLM Index™, each Series must effect trades on domestic or foreign futures exchanges. Since inception of operations the Series had used Refco, LLC as its futures commission merchant.  In October of 2005, the Trust moved its clearing accounts to Citigroup Global Markets. The Manager deposits a percentage of the assets of each Series into separate accounts at Citigroup Global Markets. The amount deposited is determined by the margin requirement established by the exchanges to hold the positions in each Series.

Each Series' assets are held in separate custodial accounts at State Street Bank and Trust (the “Bank").   The Trust has contracted with Credit Suisse Asset Management (CSAM) to manage the money in these accounts so as to maximize the interest income which accrues to each Series, while maintaining strict credit controls as determined by the CE Act. When Citigroup Global Markets requires additional assets to maintain the positions for a Series, the Bank makes a wire transfer to Citigroup Global Markets. If Citigroup Global Markets has surplus assets in a Series account, Citigroup Global Markets makes a wire transfer to the account at the Bank.

The Trust owns no capital assets and does not borrow money. Since the objective of the Trust is to replicate the results of the MLM Index™, its entire asset base participates in the speculative trading of futures contracts. As such, all the assets of each Series are at risk. The level of assets will be determined by the results of each Series, and the effect of addition of capital and the redemption of Series interests. These variables are impossible to predict with any certainty.

Liquidity

The majority of each Series' assets are held in liquid short-term interest rate instruments. Each Series takes substantial exposure in futures markets, which requires relatively small deposits, called margin, to hold the positions. As at December 31, 2010, increases (decreases) in cash and cash equivalents amounted to approximately ($10.7m), ($2.7m), $31.8m and $10.4m for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively.  As at December 31, 2010, increases (decreases) in due from broker amounted to approximately $(9.8m), $(11.7m), $3.2m and $(1.2m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. Net cash generated from operations amounted to approximately $9.1m, $9.8m, $(2.8m) and $(0.1m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. For the year ended December 31, 2010 the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series generated net income from operations of $1.1m, $2.2m, $5.7m and $0.2m, respectively. In general, the each unleveraged Series will have about 5% of its assets on deposit with brokers as margin and each leveraged Series will have about 15% of its assets on deposit with brokers as margin, with the balance held in custodial accounts with a major financial institution.

A holder of interests in a Series may liquidate that holding at the end of any month at the net asset value of the interests, upon 10 days written notice to the Manager. While the Manager generally must honor all requests for redemption if presented in proper form, the Manager may suspend temporarily any redemption if the effect of such redemption, either alone or in conjunction with other redemptions, would impair the relevant Series' ability to operate if the impairment would be caused by a third party other than the Manager. Further, the right to obtain redemption is contingent upon the relevant Series having property sufficient to discharge its liabilities on the date of redemption. Under certain circumstances, the Manager may find it advisable to establish a reserve for contingent liabilities. In such event, the amount receivable by a redeeming holder of interests will be reduced by his proportionate share of the reserve. There is no secondary market for interests in the Trust, and none is anticipated. There are restrictions for transfer of interests.

Although each Series trades in futures contracts which are in general liquid, the exchanges impose daily trading limits, which act to suspend trading when a particular market or contract trades up or down to a pre-determined price level. Should this happen, and a Series was attempting to execute trades in that situation, the Series may not be able to accurately replicate the results of the MLM Index™. These rules have not had a material impact on the operation of any Series to date.  Each Series generally trades only in the largest and most liquid futures contracts, and generally has available approximately 85%-95% of its assets in the form of highly liquid money market securities.  The Trust believes that, except in extreme market conditions, all open positions can be liquidated in an efficient, orderly fashion.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements that it believes does or will be reasonably likely to have a material current or future effect on any Series' results of operations, financial condition, liquidity, capital expenditures or capital resources.

Market and Credit Risks

The nature of the Trust is such that it undertakes substantial market risk in following its mandate to replicate the MLM Index™ and its subsets. Although the Manager monitors the intraday and daily valuation of each portfolio, no extraordinary measures are taken to reduce market risk. Specifically, the Manager maintains positions required to match, as closely as possible, the return of the MLM Index™ and its subsets.  There could be certain circumstances where the Manager might be called upon to make a change to this policy, such as the closing of an exchange or some other emergency situation.  In such case, management would use its best efforts to respond to such circumstances with the interests of the investors in mind.

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

Each Series incurs various kinds of credit risk in its operations. In order to facilitate the trading of a Series, assets must be placed with Futures Commission Merchants. Management of the Trust deals only with established registered firms, and monitors their financial condition on an ongoing basis. In addition, if a Series were to enter into over the counter transactions, additional counterparty risk would be incurred. There were no OTC transactions during 2010 in any Series.

Results of Operations

At December 31, 2010, 2009 and 2008 the Series of the Trust had assets as follows:

Trust Series	December 31, 2010	December 31, 2009	December 31, 2008
Unleveraged Series	$50,964,459	$70,001,656	$84,666,129
Leveraged Series	$36,847,815	$48,102,341	$54,944,275
Commodity L/S Unleveraged Series	$13,925,388	$3,247,962	$-
Commodity L/N Unleveraged Series	$48,990,089	$8,604,968	$-
Total	$150,727,751	$129,956,927	$139,610,404

At December 31, 2010, 2009 and 2008 the Series of the Trust had liabilities as follows:

Trust Series	December 31, 2010	December 31, 2009	December 31, 2008
Unleveraged Series	$505,870	$23,565,965	$451,616
Leveraged Series	$822,495	$1,806,455	$2,962,054
Commodity L/S Unleveraged Series	$13,104	$1,802	$-
Commodity L/N Unleveraged Series	$43,499	$3,751	$-
Total	$1,384,968	$25,377,973	$3,413,670

Net income (loss) from operations for the Series of the Trust for the years ended December 31, 2010, 2009 and 2008 was as follows:

Trust Series	December 31, 2010	December 31, 2009	December 31, 2008
Unleveraged Series	$1,134,854	$(3,291,711)	$10,150,400
Leveraged Series	$2,271,040	$(6,283,416)	$13,766,740
Commodity L/S Unleveraged Series	$166,124	$245,160	$-
Commodity L/N Unleveraged Series	$5,745,373	$100,217	$-
Total	$9,317,391	$(9,229,750)	$23,917,140

The Trust’s net income is usually directly related to the performance of the MLM Index™, which the Trust is designed to replicate. For the 12 months ending December 31, 2010, MLM Index™ performance was +3.49%, higher than the -2.71% recorded in 2009, and lower than the +13.60% recorded in 2008. A Series'  performance may be negative in years when the MLM Index™ is positive or have greater losses when the MLM Index™ is negative due to the timing of subscriptions and redemptions, and the fees charged. Since inception of the Trust, the correlation of monthly results between each Series and the MLM Index™ adjusted for fees is 0.99.

The components of the return of the MLM Index™ are the capital gains earned from the changes in futures market prices, and the interest income earned on cash balances. The mechanics and rules of futures markets allow each Series to earn interest on approximately 100% of the assets in that Series. The interest income takes two forms, directly from the Series' futures broker paid on the margin deposits held by them, and excess cash.

Item 7A.                   Quantitative and Qualitative Disclosures About Market Risk

The following is a discussion of the quantification of market risk for each Series. Such calculations are often referred to as Value-at-Risk, or VAR. The method used here may or may not differ from other methods used for VAR calculations by other firms. There is no one fixed method of VAR calculation, and this method may not be comparable to other methods.

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

The VAR of each Series is calculated as follows:

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

3.
To ascertain a dollar loss amount for each Series, the assets of the Series as of December 31, 2010 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets.  Based on the asset levels as of December 31, 2010, the manager estimates that the amount each Series of the Trust could expect to lose as follows in any given day and in any given month.

Trust Series	Any Given Day	Any Given Month
Unleveraged Series	$ 910,000	$ 4.1 million
Leveraged Series	$1.6 million	$ 7.1 million
Commodity L/S Unleveraged Series	$ 460,000	$ 2.0 million
Commodity L/N Unleveraged Series	$1.5 million	$ 5.5 million

The estimate above, though reasonable, should not be taken as an assurance that losses in a Series could not be greater than these amounts.  This is simply a quantitative estimate based on the historical performance of the MLM Index™ and its subsets.  The loss that occurs with small probability may be substantially greater than the loss indicated above.  Also, market conditions could change dramatically from the conditions that prevailed over the period used to calculate the estimate, affecting the realized volatility of the market.  Furthermore, other factors could affect trading, such as the inability to execute orders in a particular market, due to operational or regulatory restrictions that may alter the pattern of a Series' returns.  Specifically, the Manager advises other funds in addition to the Trust.  In certain markets there is a limit to the size a position that one entity can control (speculative limits).  Since positions cannot exceed speculative limits, the Manager may have to allocate positions across accounts and funds, resulting in a less than complete replication of the MLM Index™ and its subsets.    It is best to remember the fact that, as outlined in the offering for the Trust, that all the assets invested are at risk of loss.

Since the calculation of the VAR does not look at the specific instrument risks, but rather the results of the MLM Index™ and its subsets as a whole, risks related to actual execution are not included in the calculation. For example, counter-party risks from OTC transactions are not factored into the calculation.

Additional market risk may be attributed to the actual execution of the orders for a Series. Each Series executes the majority of its orders on the last day of each month. As assets of a Series grow, large orders may be placed in periods of reduced liquidity. Such orders may move the markets in which they are executed, adversely affecting the performance of the Trust. The Manager makes every effort to execute all orders efficiently, but general levels of liquidity are beyond the control of management. In certain circumstances, markets may move to the daily trading limits imposed by the exchanges, and a Series may be unable to execute the necessary orders to replicate the MLM Index™ and its subsets, causing extensive slippage.

Non-Market Risk

Risk from Brokers - Each Series' futures commission merchant, Citigroup Global Markets, holds some portion of the assets of the Series as margin deposits for futures trading. A failure of Citigroup Global Markets could cause the portion of the Series’ assets held there to be at risk or unavailable for an undetermined period of time.

Speculative Limits - Certain futures exchanges require that positions deemed speculative in nature (as opposed to commercial hedge positions) cannot exceed certain pre-defined levels. All positions in the control of the Manager must be aggregated to determine compliance with these rules. Should the assets of the Manager reach a level such that positions may be capped, accurate replication of the MLM Index™ for the Trust may be difficult or impossible. The Manager may also use certain "Over The Counter" derivatives to achieve the same exposure without exceeding speculative limits. These OTC products would involve taking additional counter-party risk for a Series in order to achieve accurate replication of the MLM Index™. For example, if it was determined that a Series must hold 10 contracts of Soybeans for a specific delivery, the Series could execute the appropriate futures contracts on the appropriate futures exchange. Also, the Manager of each Series may choose to enter into a swap agreement, which would have substantially the same economic effect of the futures position, but would be executed in the over-the-counter market. The swap contract would change the nature of the counter-party from an organized exchange to a single dealer, and would materially increase the non-market risk of holding the position. No Series has yet utilized OTC swap contracts.

Item 8.                      Financial Statements and Supplementary Data

Each Series' financial statements, together with the independent registered public accounting firm’s report thereon, appear on pages F1 through F29 hereof.

Selected Quarterly Data is as follows:

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net realized and unrealized gain (loss) on investments
Leveraged Series	$948,684	$(618,615)	$1,114,731	$1,998,032	$3,442,830
Unleveraged Series	$423,982	$(214,146)	$640,641	$979,609	$1,830,086
Commodity L/N Unleveraged Series	$(224,885)	$(1,244,097)	$1,594,465	$5,914,574	$6,040,057
Commodity L/S Unleveraged Series	$129,400	$(1,117,128)	$(440,374)	$1,725,694	$297,593
Total	$1,277,182	$(3,193,986)	$2,909,463	$10,617,909	$11,610,568

Net income (loss)
Leveraged Series	$619,756	$(917,585)	$841,293	$1,727,576	$2,271,040
Unleveraged Series	$234,237	$(365,572)	$473,912	$792,277	$1,134,854
Commodity L/N Unleveraged Series	$(251,374)	$(1,296,782)	$1,505,444	$5,788,085	$5,745,373
Commodity L/S Unleveraged Series	$119,093	$(1,159,775)	$(479,289)	$1,686,095	$166,124
Total	$721,712	$(3,739,714)	$2,341,360	$9,994,033	$9,317,391

Net income (loss) per Investors’ Interest
Leveraged Series
Class A	$1.28	$(2.65)	$1.64	$4.00
Class B	$1.89	$(2.70)	$2.33	$5.12
Class C	$1.56	$(2.18)	$1.92	$4.21
Class D	$2.15	$(2.41)	$2.50	$5.47
Unleveraged Series
Class A	$0.23	$(1.37)	$0.35	$1.42
Class B	$0.57	$(1.22)	$0.71	$1.92
Class C	$0.48	$(1.08)	$0.61	$1.67
Class D	$0.64	$(0.97)	$0.77	$1.86
Commodity L/N Unleveraged Series
Class D	$(9.15)	$(5.99)	$4.77	$14.36
Commodity Unleveraged Series
Class D	$(10.14)	$(9.37)	$(3.88)	$13.64
Net Asset Value per Investors’ Interest, at the end of period
Leveraged Series
Class A	$92.01	$89.36	$91.00	$95.00
Class B	$107.42	$104.72	$107.05	$112.17
Class C	$87.80	$85.62	$87.54	$91.75
Class D	$109.35	$106.94	$109.44	$114.91
Unleveraged Series
Class A	$113.51	$112.14	$112.49	$113.91
Class B	$126.89	$125.67	$126.39	$128.31
Class C	$111.47	$110.39	$111.00	$112.67
Class D	$113.99	$113.02	$113.79	$115.65
Commodity L/N Unleveraged Series
Class D	$99.02	$93.03	$97.8	$112.17
Commodity Unleveraged Series
Class D	$112.14	$102.77	$98.89	$112.53

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net realized and unrealized gain (loss) on investments
Leveraged Series	$324,618	$(10,168,153)	$5,324,539	$(229,367)	$(4,748,363)
Unleveraged Series	$326,120	$(5,077,583)	$2,625,123	$(106,000)	$(2,232,340)
Commodity L/N Unleveraged Series	$-	$-	$-	$105,427	$105,427
Commodity L/S Unleveraged Series	$-	$-	$213,887	$48,705	$262,592
Total	$650,738	$(15,245,736)	$8,163,549	$(181,237)	$(6,612,684)

Net income (loss)
Leveraged Series	$(85,410)	$(10,547,536)	$4,966,017	$(616,488)	$(6,283,416)
Unleveraged Series	$36,462	$(5,347,945)	$2,381,832	$(362,058)	$(3,291,711)
Commodity L/N Unleveraged Series	$-	$-	$-	$100,217	$100,217
Commodity L/S Unleveraged Series	$-	$-	$207,058	$38,102	$245,160
Total	$(48,948)	$(15,895,482)	$7,554,907	$(840,227)	$(9,229,750)

Net income (loss) per Investors’ Interest
Leveraged Series
Class A	$(0.65)	$(21.08)	$8.96	$(1.62)
Class B	$(0.29)	$(23.86)	$10.74	$(1.49)
Class C	$(0.22)	$(19.45)	$8.79	$(1.19)
Class D	$(0.04)	$(23.85)	$11.08	$(1.28)
Unleveraged Series
Class A	$(0.36)	$(8.59)	$3.59	$(0.96)
Class B	$(0.06)	$(9.20)	$4.29	$(0.75)
Class C	$(0.06)	$(8.10)	$3.76	$(0.67)
Class D	$(0.08)	$(8.10)	$3.97	$(0.54)
Commodity L/N Unleveraged Series
Class D	$0.00	$0.00	$6.90	$1.27
Commodity Unleveraged Series
Class D	$0.00	$0.00	$0.00	$2.00
Net Asset Value per Investors’ Interest, at the end of period
Leveraged Series
Class A	$104.47	$83.39	$92.35	$90.73
Class B	$120.14	$96.28	$107.02	$105.53
Class C	$98.09	$78.64	$87.43	$86.24
Class D	$121.25	$97.40	$108.48	$107.20
Unleveraged Series
Class A	$119.24	$110.65	$114.24	$113.28
Class B	$131.98	$122.78	$127.07	$126.32
Class C	$116.00	$107.90	$111.66	$110.99
Class D	$118.02	$109.92	$113.89	$113.35
Commodity L/N Unleveraged Series
Class D	$0.00	$0.00	$106.90	$108.17
Commodity Unleveraged Series
Class D	$0.00	$0.00	$0.00	$102.00

Item 9.                      Changes in and Disagreements with Accountants and Financial Disclosure

There were no changes in or disagreements between any Series of the Trust and their auditors respecting matters of accounting or financial disclosure in the current year.

Item 9A.                   Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). We have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on such evaluation we have concluded these disclosure controls are effective as of December 31, 2010.

(b) Changes in internal control over financial reporting. There has been no change in the Trust and/or its Series' internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust and/or its Series’ internal control over financial reporting.

(c) Management's Report on Internal Control over Financial Reporting. The management of the Trust and each Series is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust and its Series as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Trust and/or its Series; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Trust and its Series are being made only in accordance with authorizations of management and directors of the Trust and its Series; and (3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust and/or its Series' assets that could have a material effect on the financial statements.  Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This annual report does not include an attestation report of the Trust and its Series' registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Trust and/or its Series' independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust and/or its Series to provide only management's report in this annual report.  The management of the Trust and its Series' assessed its internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management, based on their evaluation of the Trust and its Series' internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Trust and it’s Series' internal control over financial reporting was effective as of December 31, 2010.

Item 9B.                   Other Information

Mount Lucas Management Corporation underwent a reorganization effective January 3, 2011, as a result of which Mount Lucas Management LP is now the successor Manager for the Registrant.  The terms of the reorganization are set forth in the Form 8-K filed on January 25, 2011 (incorporated by reference).

Item 10.                    Directors, Executive Officers and Corporate Governance

The Trust has no directors or officers. The Manager manages and conducts the business of the Trust.

The principals of the Manager are Roger E. Alcaly, Paul R. DeRosa, Raymond E. Ix, Jr., James A. Mehling, John R. Oberkofler and Timothy J. Rudderow .

Roger E. Alcaly, age 69, became a principal and Director of the Manager when it merged with CA Partners, Inc., a company he formed with Messrs. Timothy Rudderow and Frank Vannerson in 1990 which engaged primarily in convertible arbitrage trading. Prior to helping form CA Partners, Mr. Alcaly was active in leveraged acquisitions, merger arbitrage and value-oriented equity investing, first as a partner of Kellner DiLeo & Co. and KD Equities, each of which engaged in risk-arbitrage trading, and then at Riverside Capital, a company he formed after leaving those firms in May 1987 which engaged in risk-arbitrage trading. Before joining Kellner DiLeo, Mr. Alcaly served as Assistant Director of the Council on Wage and Price Stability and as a Senior Economist at the Federal Reserve Bank of New York, and taught Economics at Columbia University. Mr. Alcaly holds a B.A. from Amherst College and a Ph.D. in Economics from Princeton University.

Paul R. DeRosa, age 69, became a principal and Director of the Manager when it merged with CA Partners, Inc., which he joined in January 1999. Mr. DeRosa began his career in the securities industry as the money market economist in Citibank's bond trading division. He later became the bank's chief proprietary bond trader and subsequently head of Citibank's financial derivative and capital markets businesses in North America. In 1986 Mr. DeRosa joined E.F. Hutton Co. as co-head of bond trading with particular responsibility for mortgage trading and finance. In 1989 he helped to establish Eastbridge Holdings Inc., a bond and currency trading company in New York, and served as President and CEO from June 1995 to June 1998. Mr. DeRosa holds a Ph.D. in Economics from Columbia University.

Raymond E. Ix, Jr., age 47, is a Senior Vice President and a Director of the Manager. Mr. Ix joined Mount Lucas in 1992 and is responsible for institutional marketing and client service. From 1989 to 1992, Mr. Ix was employed by Little Brook Corporation of New Jersey, a commodity trading advisor, where he was involved in implementing the firm's technical trading systems. Before joining Little Brook, Mr. Ix was the Fixed Income Administrative Manager at Delaware Management Company, a company which advised institutional and individual investors. Mr. Ix received a B.S. in accounting from Saint Joseph's University in 1986.

James A. Mehling, age 61, is a Vice President and Chief Operating Officer of the Manager. Before joining Mount Lucas in June 1999, Mr. Mehling had served as President and Chief Investment Officer of Monitor Capital Advisors, a company which managed institutional stock and bond portfolios and mutual funds, beginning in 1991. Mr. Mehling started his career in financial services with Merrill Lynch in 1976 and eventually managed a trading desk for Merrill Lynch Government Securities. He is a CFA charter holder and has served as a volunteer on the CFA examination grading committee. Mr. Mehling received a B.S. in Aviation Engineering from Western Michigan University in 1970.

John R. Oberkofler, age 51, is a Vice President and Director of Trading for the Manager since 1999. From 1986 to 1999, he was employed as Senior Trader by Little Brook Corporation of New Jersey. Mr. Oberkofler received a B.S. in Finance from Seton Hall University in 1982.

Timothy J. Rudderow, age 55, is President and a Director of the Manager, which he helped to establish in 1986. Prior to the mergers that took place in October 1999, Mr. Rudderow was also a principal of Little Brook Corporation of New Jersey, which he joined in 1983 as Director of Research and Development, and of CA Partners, Inc., a company he helped form in 1990. Prior to joining Little Brook, Mr. Rudderow was employed by Commodities Corporation, a company which was a commodity trading advisor, with responsibilities for the design and management of technical trading systems. Before joining Commodities Corporation, Mr. Rudderow taught Economics at Drexel University. Mr. Rudderow received a B.A. in Mathematics from Rutgers University in 1977 and an M.B.A. in Management Analysis from Drexel University in 1979.

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

Item 12.                    Security Ownership of Certain Beneficial Owners and Management

The Trust has no directors or officers. The Manager manages and conducts the business of the Trust. As of December 31, 2010, the Manager had an initial investment of $1,000 in each of the Leveraged Series (Class C), the Unleveraged Series (Class C), the Commodity L/S Unleveraged Series (Class D) and Commodity L/N Unleveraged Series (Class D).

Item 13.                    Certain Relationships and Related Transactions

The Manager manages and conducts the business of the Trust. The Manager receives management and other fees from the Trust as described in Item 1 - Fees and Expenses.

For the years ended December 31,2010, 2009 and 2008, the Manager received from the Series of the Trust:

Management Fees	2010	2009	2008
Leveraged Series	$548,316	$720,477	$668,846
Unleveraged Series	270,068	414,080	446,769
Commodity L/N Series	117,883	2,084	-
Commodity L/S Series	52,012	6,588	-
Total	$988,279	$1,143,229	$1,115,615

Brokerage Fees
Leveraged Series	$466,283	$592,106	$579,038
Unleveraged Series	237,733	362,197	398,555
Commodity L/N Series	94,306	1,667	-
Commodity L/S Series	41,609	5,270	-
Total	$839,931	$961,240	$977,593

Organizational Fees
Leveraged Series	$-	$5,381	$5,108
Unleveraged Series	-	$8,469	$3,515
Commodity L/N Series	-	-	-
Commodity L/S Series	-	-	-
Total	$-	$13,850	$8,623

Item 14.                    Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed to the Trust for the year ended December 31, 2010 by the independent registered public accounting firm, EisnerAmper LLP (“EisnerAmper”) for professional services rendered in connection with the audit of the Trust’s financial statements included in this Annual Report on Form 10-K, and for the review of the interim financial information included in the Trust’s 1st, 2nd, and 3rd Quarter Report on Form 10-Q, totaled approximately $167,000.

The aggregate fees billed to the Trust for the year ended December 31, 2009 by EisnerAmper for professional services rendered in connection with the audit of the Trust’s financial statements included in this Annual Report on Form 10-K, and for the review of the statements included in the Trust’s  1st, 2nd, and 3rd Quarter Report on Form 10-Q, totaled approximately $208,900.

Audit-Related Fees. There were no fees billed to the Trust by EisnerAmper for assurance and related services that are reasonably related to the performance of the audit and review of the Trust’s financial statements that are not already reported in the paragraph immediately above for the years 2010 and 2009 respectively.

Tax Fees. The aggregate fees billed to the Trust by Grant Thornton LLP (“GT”) for professional services rendered by GT for tax compliance totaled approximately $75,000 and $57,000 for the years 2010 and 2009, respectively. These services included review of the Trust’s domestic tax compliance information.

All Other Fees. There were no fees billed to the Trust by EisnerAmper for products and services other than as set forth above for the years 2010 and 2009.

Engagement of the Independent Registered Public Accounting Firm. During the year ended December 31, 2010, the Manager appointed EisnerAmper as the Trust’s auditors. The Manager considers provisions of the independence rules for both audit and non-audit services.

Item 15.                    Exhibits, Financial Statement Schedules

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

MLM INDEX™ FUND AND ITS SERIES

December 31, 2010 and 2009

F 1

AFFIRMATION OF THE COMMODITY POOL OPERATOR

I affirm that, to the best of my knowledge and belief, the information contained in the attached financial statements of MLM Index™ Fund and its Series for the years ended December 31, 2010 and 2009 are accurate and complete.

/s/ Timothy J. Rudderow
Timothy J. Rudderow
President
Mount Lucas Management Corporation
Manager
MLM Index™ Fund

F 2

F 3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Investors of
MLM IndexTM Fund

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of the MLM IndexTM Fund and each of its four series (MLM IndexTM Unleveraged Series, MLM IndexTM Leveraged Series, MLM Commodity L/N Index Unleveraged Series, MLM Commodity L/S Index Unleveraged Series,) (collectively the "Trust") as of December 31, 2010 and 2009, and the related statements of operations, changes in investors' interest, and cash flows and the financial highlights for each of the years in the three-year period ended December 31, 2010 (for the MLM Commodity L/N Index Unleveraged Series; for the year ended December 31, 2010 and the period from August 1, 2009 (inception) to December 31, 2009 and for the MLM Commodity L/S Index Unleveraged Series for the year ended December 31, 2010 and the period from December 1, 2009 (inception) to December 31, 2009).  These financial statements and financial highlights are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial conditions of the MLM IndexTM Fund,  the MLM IndexTM  Unleveraged Series, MLM IndexTM Leveraged Series, MLM Commodity L/N Index Unleveraged Series and MLM Commodity L/S Index Unleveraged Series at December 31, 2010 and 2009, and the results of its operations, changes in investors' interest, and cash flows and the financial highlights for each of the years in the three-year period ended December 31, 2010, or the included periods since inception as noted above, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
New York, New York
March 21, 2011

F 4

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION
MLM IndexTM Unleveraged Series

December 31,

ASSETS	2010	2009

Cash and cash equivalents	$45,401,720	$56,122,787
Due from broker	4,045,381	13,875,228
Net unrealized gain on open futures contracts, at fair value	1,516,918	-
Interest receivable	-	3,641
Other assets	440	-

Total assets	$50,964,459	$70,001,656

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$428,614	$23,149,576
Net unrealized loss on open futures contracts, at fair value	-	315,800
Brokerage commissions payable	19,861	24,319
Management fee payable	23,873	33,265
Subscriptions received in advance	11,622	-
Accrued expenses	21,900	43,005

Total liabilities	505,870	23,565,965

Investors’ interest	50,458,589	46,435,691

Total liabilities and investors’ interest	$50,964,459	$70,001,656

The accompanying notes are an integral part of these statements.

F 5

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS
MLM IndexTM Unleveraged Series

December 31, 2010

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Financial	224	$283,890	0.56%
Commodity	252	1,545,069	3.06
	476	1,828,959	3.62

Short futures contracts
Financial	99	(188,711)	(0.37)
Commodity	35	(123,330)	(0.24)
	134	(312,041)	(0.61)

Net unrealized gain on open futures contracts, at fair value		$1,516,918	3.01%

* Derivatives are not designated as hedging instruments.

The accompanying notes are an integral part of this schedule.

F 6

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS
MLM IndexTM Unleveraged Series

December 31, 2009

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Financial	227	$(558,425)	(1.20)%
Commodity	169	238,169	0.51
	396	(320,256)	(0.69)

Short futures contracts
Financial	21	29,962	0.06
Commodity	89	(25,506)	(0.05)
	110	4,456	0.01

Net unrealized loss on open futures contracts, at fair value		$(315,800)	(0.68)%

* Derivatives are not designated as hedging instruments.

The accompanying notes are an integral part of this schedule.

F 7

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS
MLM IndexTM Unleveraged Series

Year ended December 31,

	2010	2009	2008

Investment income
Interest	$44,746	$108,814	$1,974,332

Expenses
Brokerage commissions	237,734	362,198	398,556
Management fee	270,067	414,080	446,769
Operating expenses	232,177	391,907	332,446

Total expenses	739,978	1,168,185	1,177,771

Net investment income (loss)	(695,232)	(1,059,371)	796,561

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments	(13,088)	324,223	7,795,635
Net change in unrealized appreciation/depreciation on investments	1,843,174	(2,556,563)	1,558,204

Net realized and unrealized gain (loss) on investments	1,830,086	(2,232,340)	9,353,839

Net income (loss)	$1,134,854	$(3,291,711)	$10,150,400

The accompanying notes are an integral part of these statements.

F 8

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST
MLM IndexTM Unleveraged Series

Year ended December 31, 2010

	Unleveraged Series
					Total
	Class A	Class B	Class C	Class D	Unleveraged
	Shares	Shares	Shares	Shares	Series

Investors’ interest at December 31, 2009	$4,636,414	$9,124,592	$1,262	$32,673,423	$46,435,691

Subscriptions	25,000	618,189	-	13,944,876	14,588,065
Redemptions	(849,101)	(3,716,909)	-	(7,330,954)	(11,896,964)
Transfers	5,000	34,000	-	157,943	196,943
Net Income	12,957	108,199	19	1,013,679	1,134,854

Investors’ interest at December 31, 2010	$3,830,270	$6,168,071	$1,281	$40,458,967	$50,458,589

Shares at December 31, 2009	40,930	72,234	11	288,259

Subscriptions	227	4,909	-	124,587
Redemptions	(7,576)	(29,337)	-	(64,394)
Transfers	44	268	-	1,401

Shares at December 31, 2010	33,625	48,074	11	349,853

Net asset value per share
December 31, 2010	$113.91	$128.31	$112.67	$115.65

The accompanying notes are an integral part of these statements.

F 9

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)
MLM IndexTM Unleveraged Series

Year ended December 31, 2009

	Unleveraged Series
					Total
	Class A	Class B	Class C	Class D	Unleveraged
	Shares	Shares	Shares	Shares	Series

Investors’ interest at December 31, 2008	$4,293,290	$12,404,908	$1,320	$67,514,995	$84,214,513

Subscriptions	597,123	1,096,633	-	3,440,000	5,133,756
Redemptions	(35,000)	(3,916,119)	-	(35,146,090)	(39,097,209)
Transfers	29,000	1,655	-	(536,934)	(506,279)
Other (selling commissions)	(11,895)	(5,483)	-	-	(17,379)
Net Loss	(236,104)	(457,002)	(58)	(2,598,548)	(3,291,711)

Investors’ interest at December 31, 2009	$4,636,414	$9,124,592	$1,262	$32,673,423	$46,435,691

Shares at December 31, 2008	35,898	93,951	11	572,449

Subscriptions	5,096	8,603	-	30,278
Redemptions	(318)	(30,332)	-	(309,583)
Transfers	254	12	-	(4,885)

Shares at December 31, 2009	40,930	72,234	11	288,259

Net asset value per share
December 31, 2009	$113.28	$126.32	$110.99	$113.35

The accompanying notes are an integral part of these statements.

F 10

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)
MLM IndexTM Unleveraged Series

Year ended December 31, 2008

	Unleveraged Series
					Total
	Class A	Class B	Class C	Class D	Unleveraged
	Shares	Shares	Shares	Shares	Series

Investors’ interest at December 31, 2007	$4,770,141	$13,224,027	$1,168	$60,943,912	$78,939,248

Subscriptions	20,000	606,116	-	2,150,000	2,776,116
Redemptions	(953,309)	(2,969,229)	-	(3,714,826)	(7,637,364)
Transfers	(51,471)	40,712	-	-	(10,759)
Other (selling commissions)	(100)	(3,028)	-	-	(3,128)
Net income	508,029	1,506,310	152	8,135,909	10,150,400

Investors’ interest at December 31, 2008	$4,293,290	$12,404,908	$1,320	$67,514,995	$84,214,513

Shares at December 31, 2007	44,626	113,169	11	586,472

Subscriptions	180	4,956	-	19,844
Redemptions	(8,458)	(24,516)	-	(33,867)
Transfers	(450)	342	-	-

Shares at December 31, 2008	35,898	93,951	11	572,449

Net asset value per share
December 31, 2008	$119.60	$132.04	$116.06	$117.94

The accompanying notes are an integral part of these statements.

F 11

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS
MLM IndexTM Unleveraged Series

Year ended December 31,

	2010	2009	2008

Cash flows from operating activities
Net income (loss)	$1,134,854	$(3,291,711)	$10,150,400
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities
Net change in operating assets and liabilities
Due from broker	9,829,847	(264,521)	(12,265,223)
Net unrealized gain on open futures contracts	(1,832,718)	2,549,149	(1,408,259)
Interest receivable	3,641	43,135	50,318
Other assets	(440)	-	-
Brokerage commissions payable	(4,458)	10,685	(20,714)
Management fee payable	(9,392)	(4,958)	866
Accrued expenses	(21,105)	(104,140)	(81,604)

Net cash and cash equivalents provided by (used in) operating activities	9,100,229	(1,062,361)	(3,574,216)

Cash flows from financing activities
Subscriptions received, net of selling commissions	14,796,630	4,627,477	2,772,988
Redemptions paid	(34,617,926)	(16,217,626)	(8,032,973)

Net cash and cash equivalents provided by (used in) financing activities	(19,821,296)	(11,590,149)	(5,259,985)

Net increase (decrease) in cash and cash equivalents	(10,721,067)	(12,652,510)	(8,834,201)

Cash and cash equivalents at beginning of year	56,122,787	68,775,297	77,609,498

Cash and cash equivalents at end of year	$45,401,720	$56,122,787	$68,775,297

Supplemental disclosure of non-cash financing activities:

Redemptions payable	$428,614	$23,149,576	$252,614

The accompanying notes are an integral part of these statements.

F 12

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION
MLM IndexTM Leveraged Series

December 31,

ASSETS	2010	2009

Cash and cash equivalents	$24,445,088	$27,107,971
Due from broker	9,246,484	20,992,597
Net unrealized gain on open futures contracts, at fair value	3,156,243	-
Interest receivable	-	1,773

Total assets	$36,847,815	$48,102,341

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$714,354	$684,794
Net unrealized loss on open futures contracts, at fair value	-	976,564
Brokerage commissions payable	33,114	39,138
Management fee payable	40,502	59,315
Subscriptions received in advance	21,106	-
Accrued expenses	13,419	46,644

Total liabilities	822,495	1,806,455

Investors’ interest	36,025,320	46,295,886

Total liabilities and investors’ interest	$36,847,815	$48,102,341

The accompanying notes are an integral part of these statements.

F 13

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS
MLM IndexTM Leveraged Series

December 31, 2010

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Financial	372	$595,510	1.65%
Commodity	416	3,183,564	8.84
	788	3,779,074	10.49

Short futures contracts
Financial	167	(367,351)	(1.02)
Commodity	57	(255,480)	(0.71)
	224	(622,831)	(1.73)

Net unrealized gain on open futures contracts, at fair value		$3,156,243	8.76%

* Derivatives are not designated as hedging instruments.

The accompanying notes are an integral part of this schedule.

F 14

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS
MLM IndexTM Leveraged Series

December 31, 2009

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Financial	673	$(1,674,829)	(3.62)%
Commodity	506	678,651	1.47
	1,179	(996,178)	(2.15)

Short futures contracts
Financial	63	90,162	0.19
Commodity	267	(70,548)	(0.15)
	330	19,614	0.04

Net unrealized loss on open futures contracts, at fair value		$(976,564)	(2.11)%

* Derivatives are not designated as hedging instruments.

The accompanying notes are an integral part of this schedule.

F 15

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS
MLM IndexTM Leveraged Series

Year ended December 31,

	2010	2009	2008

Investment income
Interest	$24,329	$51,086	$949,382

Expenses
Brokerage commissions	466,282	592,105	579,037
Management fee	548,317	720,477	668,846
Operating expenses	181,522	273,557	173,994

Total expenses	1,196,121	1,586,139	1,421,877

Net investment (loss)	(1,171,792)	(1,535,053)	(472,495)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments	(731,228)	198,011	11,308,833
Net change in unrealized appreciation on investments	4,174,060	(4,946,374)	2,930,402

Net realized and unrealized gain (loss) on investments	3,442,832	(4,748,363)	14,239,235

Net income (loss)	$2,271,040	$(6,283,416)	$13,766,740

The accompanying notes are an integral part of these statements.

F 16

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST
MLM IndexTM Leveraged Series

Year ended December 31, 2010

	Leveraged Series
					Total
	Class A	Class B	Class C	Class D	Leveraged
	Shares	Shares	Shares	Shares	Series

Investors’ interest at December 31, 2009	$4,638,578	$11,469,894	$1,164	$30,186,250	$46,295,886

Subscriptions	19,000	548,888	-	410,000	977,888
Redemptions	(2,045,728)	(3,059,167)	-	(8,217,656)	(13,322,551)
Transfers	(5,000)	(34,000)	-	(157,943)	(196,943)
Net Income	97,693	636,870	74	1,536,403	2,271,040

Investors’ interest at December 31, 2010	$2,704,543	$9,562,485	$1,238	$23,757,054	$36,025,320

Shares at December 31, 2009	51,127	108,685	14	281,580
Subscriptions	218	5,244	-	3,834
Redemptions	(22,823)	(28,363)	-	(77,179)
Transfers	(54)	(316)	-	(1,496)

Shares at December 31, 2010	28,468	85,250	14	206,739

Net asset value per share
December 31, 2010	$95	$112.17	$91.75	$114.91

The accompanying notes are an integral part of these statements.

F 17

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)
MLM IndexTM Leveraged Series

Year ended December 31, 2009

	Leveraged Series
					Total
	Class A	Class B	Class C	Class D	Leveraged
	Shares	Shares	Shares	Shares	Series

Investors’ interest at December 31, 2008	$6,903,329	$13,796,085	$1,327	$31,281,480	$51,982,221

Subscriptions	90,000	990,903	-	5,960,000	7,040,903
Redemptions	(1,464,701)	(1,623,951)	-	(3,855,018)	(6,943,670)
Transfers	(29,000)	(1,655)	-	536,934	506,279
Other (selling commissions)	(1,500)	(4,931)	-	-	(6,431)
Net Loss	(859,550)	(1,686,557)	(163)	(3,737,146)	(6,283,416)

Investors’ interest at December 31, 2009	$4,638,578	$11,469,894	$1,164	$30,186,250	$46,295,886

Shares at December 31, 2008	65,670	114,555	14	257,908
Subscriptions	1,020	9,170	-	52,801
Redemptions	(15,251)	(15,029)	-	(34,642)
Transfers	(312)	(11)	-	5,513

Shares at December 31, 2009	51,127	108,685	14	281,580

Net asset value per share
December 31, 2009	$90.73	$105.53	$86.24	$107.20

The accompanying notes are an integral part of these statements.

F 18

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)
MLM IndexTM Leveraged Series

Year ended December 31, 2008

	Leveraged Series
					Total
	Class A	Class B	Class C	Class D	Leveraged
	Shares	Shares	Shares	Shares	Series

Investors’ interest at December 31, 2007	$7,227,407	$15,754,642	$981	$15,463,453	$38,446,483

Subscriptions	519,000	1,081,545	-	10,380,000	11,980,545
Redemptions	(2,860,296)	(7,372,119)	-	(1,984,397)	(12,216,812)
Transfers	26,495	(15,736)	-	-	10,759
Other (selling commissions)	(2,595)	(2,899)	-	-	(5,494)
Net Income	1,993,318	4,350,652	346	7,422,424	13,766,740

Investors’ interest at December 31, 2008	$6,903,329	$13,796,085	$1,327	$31,281,480	$51,982,221

Shares at December 31, 2007	91,630	176,908	14	173,842
Subscriptions	6,077	11,297	-	103,628
Redemptions	(32,301)	(73,462)	-	(19,562)
Transfers	264	(188)	-	-

Shares at December 31, 2008	65,670	114,555	14	257,908

Net asset value per share
December 31, 2008	$105.12	$120.43	$98.31	$121.29

The accompanying notes are an integral part of these statements.

F 19

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS
MLM IndexTM Leveraged Series

Year ended December 31,

	2010	2009	2008

Cash flows from operating activities
Net income (loss)	$2,271,040	$(6,283,416)	$13,766,740
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in)operating activities
Net change in operating assets and liabilities
Due from broker	11,746,113	(48,501)	(19,002,379)
Net unrealized gain on open futures contracts	(4,132,807)	4,933,691	(3,034,788)
Interest receivable	1,773	16,729	35,522
Other assets	-	28	1,240
Brokerage commissions payable	(6,024)	(36,204)	39,043
Management fee payable	(18,813)	(5,696)	13,775
Accrued expenses	(33,225)	(146,575)	(43,455)

Net cash and cash equivalents provided by (used in) operating activities	9,828,057	(1,569,944)	(8,224,302)

Cash flows from financing activities
Subscriptions received, net of selling commissions	998,994	7,547,182	11,475,051
Redemptions paid	(13,489,934)	(8,893,789)	(10,446,649)

Net cash and cash equivalents provided by (used in) financing activities	(12,490,940)	(1,346,607)	1,028,402

Net increase (decrease) in cash and cash equivalents	(2,662,883)	(2,916,551)	(7,195,900)

Cash and cash equivalents at beginning of year	27,107,971	30,024,522	37,220,422

Cash and cash equivalents at end of year	$24,445,088	$27,107,971	$30,024,522

Supplemental disclosure of non-cash financing activities:
Subscriptions recorded which were received in advance	$0	$-	$500,000
Redemptions payable	$714,354	$684,794	$2,628,482

The accompanying notes are an integral part of these statements.

F 20

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION
MLM Commodity L/N Index Unleveraged Series

December 31,

ASSETS	2010	2009

Cash and cash equivalents	$39,805,018	$7,999,557
Due from broker	3,678,857	504,578
Net unrealized gain on open futures contracts, at fair value	5,506,195	100,833
Interest receivable	1	-
Other assets	18	-

Total assets	$48,990,089	$8,604,968

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Brokerage commissions payable	$14,711	$1,667
Management fee payable	18,588	2,084
Accrued expenses	10,200	-

Total liabilities	43,499	3,751

Investors’ interest	48,946,590	8,601,217

Total liabilities and investors’ interest	$48,990,089	$8,604,968

The accompanying notes are an integral part of these statements.

F 21

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS
MLM Commodity L/N Index Unleveraged Series

December 31, 2010

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Commodity	753	$5,506,195	11.25%

Net unrealized gain on open futures contracts, at fair value		$5,506,195	11.25%

* Derivatives are not designated as hedging instruments.

The accompanying notes are an integral part of this schedule.

F 22

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS
MLM Commodity L/N Index Unleveraged Series

December 31, 2009

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Commodity	126	$100,833	1.17%

Net unrealized gain on open futures contracts, at fair value		$100,833	1.17%

* Derivatives are not designated as hedging instruments.

The accompanying notes are an integral part of this schedule.

F 23

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS
MLM Commodity L/N Index Unleveraged Series

Year ended December 31,

	2010	2009*

Investment income
Interest	$13,054	$-

Expenses
Brokerage commissions	94,306	1,667
Management fee	117,883	2,084
Operating expenses	95,549	1,459

Total expenses	307,738	5,210

Net investment (loss)	(294,684)	(5,210)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain on investments	631,617	4,594
Net change in unrealized appreciation/depreciation on investments	5,408,440	100,833

Net realized and unrealized gain on investments	6,040,057	105,427

Net income	$5,745,373	$100,217

* Period from December 1, 2009 (commencement of operations) to December 31, 2009

The accompanying notes are an integral part of these statements.

F 24

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST
MLM Commodity L/N Index Unleveraged Series

Year ended December 31, 2010

Commodity L/N
Unleveraged
Series
Class D
Shares

Investors’ interest at December 31, 2009	$8,601,217

Subscriptions	34,600,000
Redemptions	-
Transfers	-
Net income (loss)	5,745,373

Investors’ interest at December 31, 2010	$48,946,590

Shares at December 31, 2009	84,322

Subscriptions	352,050
Redemptions	-
Transfers	-

Shares at December 31, 2010	436,372

Net asset value per share
December 31, 2010	$112.17

The accompanying notes are an integral part of these statements.

F 25

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)
MLM Commodity L/N Index Unleveraged Series

Period from December 1, 2009 (commencement of operations) to December 31, 2009

Commodity L/N
Unleveraged
Series
Class D
Shares

Investors’ interest at December 31, 2008	-

Subscriptions	8,501,000
Redemptions	-
Transfers	-
Other (selling commissions)	-
Net income (loss)	100,217

Investors’ interest at December 31, 2009	$8,601,217

Shares at December 31, 2008	-

Subscriptions	84,322
Redemptions	-
Transfers	-

Shares at December 31, 2009	84,322

Net asset value per share
December 31, 2009	$102.00

The accompanying notes are an integral part of these statements.

F 26

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS
MLM Commodity L/N Index Unleveraged Series

Year ended December 31,

	2010	2009*

Cash flows from operating activities
Net income (loss)	$5,745,373	$100,217
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in)operating activities
Net change in operating assets and liabilities
Due from broker	(3,174,279)	(504,578)
Net unrealized gain on open futures contracts	(5,405,362)	(100,833)
Interest receivable	(1)	-
Other assets	(18)	-
Brokerage commissions payable	13,044	1,667
Management fee payable	16,504	2,084
Accrued expenses	10,200	-

Net cash and cash equivalents provided by (used in) operating activities	(2,794,539)	(501,443)

Cash flows from financing activities
Subscriptions received, net of selling commissions	34,600,000	8,501,000

Net increase (decrease) in cash and cash equivalents	31,805,461	7,999,557

Cash and cash equivalents at beginning of year/period	7,999,557	-

Cash and cash equivalents at end of year/period	$39,805,018	$7,999,557

* Period from December 1, 2009 (commencement of operations) to December 31, 2009

The accompanying notes are an integral part of these statements.

F 27

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION
MLM Commodity L/S Index Unleveraged Series

December 31,

ASSETS	2010	2009

Cash and cash equivalents	$10,576,394	$186,896
Due from broker	1,822,731	3,004,023
Net unrealized gain on open futures contracts, at fair value	1,526,224	57,043
Other assets	39	-

Total assets	$13,925,388	$3,247,962

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Brokerage commissions payable	$4,198	$-
Management fee payable	5,306	1,334
Accrued expenses	3,600	468

Total liabilities	13,104	1,802

Investors’ interest	13,912,284	3,246,160

Total liabilities and investors’ interest	$13,925,388	$3,247,962

The accompanying notes are an integral part of these statements.

F 28

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS
MLM Commodity L/S Index Unleveraged Series

December 31, 2010

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Commodity	216	$1,658,684	11.92%

Short futures contracts
Commodity	30	(132,460)	(0.95)

Net unrealized gain on open futures contracts, at fair value		$1,526,224	10.97%

* Derivatives are not designated as hedging instruments.

The accompanying notes are an integral part of this schedule.

F 29

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS
MLM Commodity L/S Index Unleveraged Series

December 31, 2009

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Commodity	47	$64,000	1.97%

Short futures contracts
Commodity	25	(6,957)	(0.21)

Net unrealized gain on open futures contracts, at fair value		$57,043	1.76%

* Derivatives are not designated as hedging instruments.

The accompanying notes are an integral part of this schedule.

F 30

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS
MLM Commodity L/S Index Unleveraged Series

Year ended December 31,

	2010	2009*

Investment income
Interest	$4,237	$-

Expenses
Brokerage commissions	41,609	5,270
Management fee	52,012	6,588
Operating expenses	42,085	5,574

Total expenses	135,706	17,432

Net investment (loss)	(131,469)	(17,432)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments	(1,172,228)	205,095
Net change in unrealized appreciation/depreciation on investments	1,469,821	57,497

Net realized and unrealized gain) on investments	297,593	262,592

Net income	$166,124	$245,160

* Period from August 1, 2009 (commencement of operations) to December 31, 2009

The accompanying notes are an integral part of these statements.

F 31

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST
MLM Commodity L/S Index Unleveraged Series

Year ended December 31, 2010

Commodity L/S
Unleveraged
Series
Class D
Shares

Investors’ interest at December 31, 2009	$3,246,160

Subscriptions	10,500,000
Redemptions	-
Transfers	-
Net income (loss)	166,124

Investors’ interest at December 31, 2010	$13,912,284

Shares at December 31, 2009	30,009

Subscriptions	93,622
Redemptions	-
Transfers	-

Shares at December 31, 2010	123,631

Net asset value per share
December 31, 2010	$112.53

The accompanying notes are an integral part of these statements.

F 32

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)
MLM Commodity L/S Index Unleveraged Series

Period from August 1, 2009 (commencement of operations) to December 31, 2009

Commodity L/S
Unleveraged
Series
Class D
Shares

Investors’ interest at December 31, 2008	-

Subscriptions	3,001,000
Redemptions	-
Transfers	-
Other (selling commissions)	-
Net income (loss)	245,160

Investors’ interest at December 31, 2009	$3,246,160

Shares at December 31, 2008	-

Subscriptions	30,009
Redemptions	-
Transfers	-

Shares at December 31, 2009	30,009

Net asset value per share
December 31, 2009	$108.17

The accompanying notes are an integral part of these statements.

F 33

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS
MLM Commodity L/S Index Unleveraged Series

Year ended December 31,

	2010	2009*

Cash flows from operating activities
Net income (loss)	$166,124	$245,160
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in)operating activities
Net change in operating assets and liabilities
Due from broker	1,181,292	(3,004,023)
Net unrealized gain on open futures contracts	(1,469,181)	(57,043)
Other assets	(39)	-
Brokerage commissions payable	4,198	-
Management fee payable	3,972	1,334
Accrued expenses	3,132	468

Net cash and cash equivalents provided by (used in) operating activities	(110,502)	(2,814,104)

Cash flows from financing activities
Subscriptions received, net of selling commissions	10,500,000	3,001,000

Net increase (decrease) in cash and cash equivalents	10,389,498	186,896

Cash and cash equivalents at beginning of year/period	186,896	-

Cash and cash equivalents at end of year/period	$10,576,394	$186,896

* Period from August 1, 2009 (commencement of operations) to December 31, 2009

The accompanying notes are an integral part of these statements.

F 34

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION
Trust Total

December 31,

ASSETS	2010	2009

Cash and cash equivalents	$120,228,220	$91,417,211
Due from broker	18,793,453	38,376,426
Net unrealized gain on open futures contracts, at fair value	11,705,580	157,876
Interest receivable	1	5,414
Other assets	497	-

Total assets	$150,727,751	$129,956,927

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$1,142,968	$23,834,370
Net unrealized loss on open futures contracts, at fair value	-	1,292,364
Brokerage commissions payable	71,884	65,124
Management fee payable	88,269	95,998
Subscriptions received in advance	32,728	-
Accrued expenses	49,119	90,117

Total liabilities	1,384,968	25,377,973

Investors’ interest	149,342,783	104,578,954

Total liabilities and investors’ interest	$150,727,751	$129,799,051

The accompanying notes are an integral part of these statements.

F 35

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS
Trust Total

December 31, 2010

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Financial	596	$879,400	0.59%
Commodity	1,637	11,893,512	7.69
	2,233	12,772,912	8.55

Short futures contracts
Financial	266	(556,062)	(0.37)
Commodity	123	(511,270)	(0.34)
	389	(1,067,332)	(0.71)

Net unrealized gain on open futures contracts, at fair value		$11,705,580	7.84%

* Derivatives are not designated as hedging instruments.

The accompanying notes are an integral part of this schedule.

F 36

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS
Trust Total

December 31, 2009

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Financial	900	$(2,233,254)	(2.14)%
Commodity	848	1,081,653	1.03
	1,748	(1,151,601)	(1.11)

Short futures contracts
Financial	84	120,124	0.11
Commodity	381	(103,011)	(0.10)
	465	17,113	0.01

Net unrealized loss on open futures contracts, at fair value		$(1,134,488)	(1.10)%

* Derivatives are not designated as hedging instruments.

The accompanying notes are an integral part of this schedule.

F 37

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS
Trust Total

Year ended December 31,

	2010	2009	2008

Investment income
Interest	$86,366	$159,900	$2,923,714

Expenses
Brokerage commissions	839,931	961,240	977,593
Management fee	988,279	1,143,229	1,115,615
Operating expenses	551,333	672,497	506,440

Total expenses	2,379,543	2,776,966	2,599,648

Net investment income (loss)	(2,293,177)	(2,617,066)	324,066

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments	(1,284,927)	731,923	19,104,468
Net change in unrealized appreciation/depreciation on investments	12,895,495	(7,344,607)	4,488,606

Net realized and unrealized gain (loss) on investments	11,610,568	(6,612,684)	23,593,074

Net income (loss)	$9,317,391	$(9,229,750)	$23,917,140

The accompanying notes are an integral part of these statements.

F 38

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST
Trust Total

Year ended December 31, 2010

Total Investors’ Interest ($100 par value/share)

Investors’ interest at December 31, 2009	$104,578,954

Subscriptions	60,665,953
Redemptions	(25,219,515)
Transfers	-
Net income (loss)	9,317,391

Investors’ interest at December 31, 2010	$149,342,783

The accompanying notes are an integral part of these statements.

F 39

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)
Trust Total

Year ended December 31, 2009

Total Investors’ Interest ($100 par value/share)

Investors’ interest at December 31, 2008	$136,196,734

Subscriptions	23,676,659
Redemptions	(46,040,879)
Transfers	-
Other (selling commissions)	(23,810)
Net income (loss)	(9,229,750)

Investors’ interest at December 31, 2009	$104,578,954

The accompanying notes are an integral part of these statements.

F 40

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

Trust Total

Year ended December 31, 2008

Total Investors’ Interest ($100 par value/share)

Investors’ interest at December 31, 2007	$117,385,731

Subscriptions	14,756,661
Redemptions	(19,854,176)
Transfers	-
Other (selling commissions)	(8,622)
Net income	23,917,140

Investors’ interest at December 31, 2008	$136,196,734

The accompanying notes are an integral part of these statements.

F 41

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS

Trust Total

Year ended December 31,

	2010	2009	2008

Cash flows from operating activities
Net income (loss)	$9,317,391	$(9,229,750)	$23,917,140
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in)operating activities
Net change in operating assets and liabilities
Due from broker	19,582,934	(3,821,623)	(31,267,602)
Net unrealized gain on open futures contracts	(12,840,089)	7,324,964	(4,443,047)
Interest receivable	5,413	59,864	85,840
Other assets	(497)	28	1,240
Brokerage commissions payable	6,760	(23,852)	18,329
Management fee payable	(7,729)	(7,236)	14,641
Accrued expenses	(40,998)	(250,247)	(125,059)

Net cash and cash equivalents provided by (used in) operating activities	16,023,245	(5,947,852)	(11,798,518)

Cash flows from financing activities
Subscriptions received, net of selling commissions	60,698,681	23,676,659	14,248,039
Redemptions paid	(47,910,917)	(25,111,415)	(18,479,622)

Net cash and cash equivalents provided by (used in) financing activities	12,787,764	(1,434,756)	(4,231,583)

Net increase (decrease) in cash and cash equivalents	28,811,009	(7,382,608)	(16,030,101)

Cash and cash equivalents at beginning of year	91,417,211	98,799,819	114,829,920

Cash and cash equivalents at end of year	$120,228,220	$91,417,211	$98,799,819

Supplemental disclosure of non-cash financing activities:
Subscriptions recorded which were received in advance	$32,728	$ ─	$500,000
Redemptions payable	$1,142,968	$23,834,370	$2,881,096

The accompanying notes are an integral part of these statements.

F 42

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

The following discussion of the notes to financial statements is applicable to both the MLM Index Fund and each of its Series (the MLM Index Unleveraged Series, the MLM Index Leveraged Series, the MLM Commodity L/N Index Unleveraged Series and the MLM Commodity L/S Index Unleveraged Series).

1. Organization

MLM Index™ Fund was formed under the Business Trust Statute of the State of Delaware as a business trust in December 1997 and commenced operations on January 4, 1999.  The  MLM Index™ Fund was organized for the primary purpose of seeking capital appreciation through the speculative trading of a diversified portfolio of futures contracts using the MLM Index™ Trading Program, which is based upon the MLM Index™ (the “Index”). The Index is a benchmark of the hypothetical returns available to a futures investor. The Index is comprised of a diverse portfolio of futures markets, including both financial and tangible markets.

At December 31, 2010, the MLM Index™ Fund is comprised of four series: the MLM Index™ Unleveraged Series (“Unleveraged Series”), the MLM Index™  Leveraged Series (“Leveraged Series”), the MLM Commodity L/N  Index Unleveraged Series (“Commodity L/N Unleveraged Series”) and the MLM Commodity L/S Index Unleveraged Series (“Commodity L/S Unleveraged Series”).  MLM Index™ Fund and its series are collectively referred to herein as the “Trust”.

Mount Lucas Management Corporation (the “Manager”) is the investment manager of the Trust and each Series and is responsible for the allocation of the Trust’s interest among a mix of trading strategies. The Manager is a registered investment advisor under the Investment Advisers Act of 1940, is registered as a commodity pool operator and a commodity trading advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid financial instruments with maturities of three months or less, when purchased.  Certain of each Series' cash at broker is restricted to meet margin requirements (see Note 5).

Due From Brokers

Each Series' trading activities utilize one broker located in the United States. Due from broker represents cash balances held, and amounts receivable or payable for transactions not settled at December 31, 2010 and 2009.

F 43

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

2. Summary of Significant Accounting Policies (continued)

Fair Value Measurements

Each Series has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2010 and December 31, 2009, all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

F 44

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

2. Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

Each Series' trading positions are valued at fair value and cash equivalents are carried at their net asset value per share including accrued interest, as applicable. All positions including the net unrealized appreciation or depreciation are included under the caption “net unrealized gain/(loss) on open futures contracts” on the statements of financial condition. Fair value is principally based on listed market prices or broker or dealer price quotations. The resulting change in unrealized profit or loss is reflected in net gain (loss) on change in unrealized appreciation/depreciation on investments on the statements of operations.

Investment Transactions and Investment Income

All securities transactions are recorded on a trade-date basis. Realized gain and loss are recorded using specific identification method. Interest income is recorded using the accrual basis of accounting.

Income Taxes

All of the Series of the Trust are classified for Federal income tax purposes as separate partnerships. Investors in each Series will reflect their proportionate share of realized profit or loss on their separate tax returns. Accordingly, no provisions for income taxes are required for the Trust or any Series.

All of the Series of the Trust recognized tax benefits or expenses of uncertain tax positions in the year, such determination is made when the positions were “more likely than not” to be sustained assuming examination by tax authorities.  The Manager has reviewed all of the Series of the Trust’s tax positions for all open years (after December 31, 2006) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements.  The Trust has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense.  The 2007 through 2010 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Redemptions Payable
For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value of each Series by the number of outstanding investors’ interests for that Series.

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

December 31, 2010	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total

Overnight money markets	$820,000	$231,000	$10,789,000	$570,000	$12,410,000
U.S. Government Agency Securities	44,554,919	24,181,209	28,996,480	9,998,786	107,731,394
Institutional money market accounts	25,603	30,967	18,420	6,005	80,995
Cash in checking accounts	1,198	1,912	1,118	1,603	5,831
Total	$45,401,720	$24,445,088	$39,805,018	$10,576,394	$120,228,220

F 45

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

3. Cash and Cash Equivalents (continued)

December 31, 2009	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total

Overnight money markets	$1,818,000	$-	$7,998,000	$185,000	$10,001,000
U.S. Government Agency Securities	54,104,025	26,907,746	-	-	81,011,771
Cash in checking accounts	200,762	200,225	1,557	1,896	404,440
Total	$56,122,787	$27,107,971	$7,999,557	$186,896	$91,417,211

4. Investors’ Interest

The Trust is comprised of four series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage and the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage (collectively, the “Series”).  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.  Class A, Class B, Class C and Class D shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager. As of December 31, 2010 the Commodity L/S Leveraged Series and the Commodity L/N Leveraged Series have not commenced trading and have no assets. In addition, as of December 31, 2010, the Commodity L/S Unleveraged Series and the Commodity L/N Unleveraged Series have never had any investors in classes A, B or C.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account.

The Class A and Class C shares are subject to a sales commission of  0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

F 46

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

5. Margin Requirements

The Trust had margin requirements as follows at December 31, 2010 and 2009:

	2010	2009
Leveraged Series	$3,050,071	$4,002,756
Unleveraged Series	1,907,683	1,345,252
Commodity L/N Unleveraged Series	2,904,759	400,160
Commodity L/S Unleveraged Series	866,708	166,420
Total	$8,729,221	$5,914,588

Each Series' margins requirements were satisfied by net unrealized profits and cash at the broker.

6. Management Fee and Other Fees and Expenses

Each Series pays the Manager a management fee and the introducing broker a brokerage fee as a percentage of net assets, as of the first day of each month at the annualized rates as follows:

	Leveraged Series
	Brokerage fee	Management fee	Organizational fee		Operating expense	Selling expense	Total fees and commissions

Class A	1.75%	2.80%	N/A	*	0.35%	4.00%	8.90%
Class B	1.75%	1.30%	N/A	*	0.35%	N/A	3.40%
Class C	0.90%	2.05%	N/A		0.35%	4.00%	7.30%
Class D	0.90%	1.30%	N/A		0.35%	N/A	2.55%

*effective January 1, 2010

	Unleveraged, Commodity L/S Unleveraged Series, and Commodity L/N Unleveraged Series
	Brokerage fee	Management fee	Organizational fee	Operating expense	Selling Expense	Total fees and commissions

Class A	0.85%	1.50%	0.50%	0.35%	4.00%	7.20%
Class B	0.85%	0.50%	0.50%	0.35%	N/A	2.20%
Class C	0.40%	1.00%	N/A	0.35%	4.00%	5.75%
Class D	0.40%	0.50%	N/A	0.35%	N/A	1.25%

Each Series pays 0.35% of average net assets for the Trust’s legal, accounting, auditing and other operating expenses and fees. The Trust also pays the cash manager and banking fees directly.

F 47

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

7. Derivative Financial Instruments

Derivatives are subject to various risks similar to non-derivative financial instruments including market, credit, liquidity and operational risk. The risks of derivatives should not be viewed in isolation but rather should be considered on an aggregate basis along with the Trust’s other trading-related activities.

Each Series purchases and sells futures in financial instruments and commodities.  Each Series records its derivative activities on a mark-to-market basis with realized and unrealized gains (losses) recognized currently in the statements of operations and in due from brokers on the statements of financial condition.

The following tables reflect the fair value of each Series derivative financial instruments at December 31, 2010 and 2009:

	2010		2009
Unleveraged Series	Asset	Liability	Asset	Liability
Financial futures	$380,310	$(285,131)	$46,862	$(575,633)
Commodity futures	1,545,069	(123,330)	354,371	(141,400)
Total	$1,925,379	$(408,461)	$401,233	$(717,033)

	2010		2009
Leveraged Series	Asset	Liability	Asset	Liability
Financial futures	$785,841	$(557,681)	$140,242	$(1,724,601)
Commodity futures	3,183,563	(255,480)	1,039,501	(431,706)
Total	$3,969,404	$(813,161)	$1,179,743	$(2,156,307)

	2010		2009
Commodity L/S Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$1,658,684	$(132,460)	$100,573	$(43,530)
Total	$1,658,684	$(132,460)	$100,573	$(43,530)

	2010		2009
Commodity L/N Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$5,506,195	$-	$131,873	$(31,040)
Total	$5,506,195	$-	131,873	$(31,040)

	2010		2009
Trust Total	Asset	Liability	Asset	Liability
Financial futures	$1,166,151	$(842,812)	$187,104	$(2,300,234)
Commodity futures	11,893,511	(511,270)	1,626,318	(647,676)
Total	$13,059,662	$(1,354,082)	$1,813,422	$(2,947,910)

F 48

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2010

	2010			2009
Unleveraged Series	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$129,470	$623,642	$753,112	$421,442	$(1,408,757)	$(987,315)
Commodity futures	(169,211)	1,208,808	1,039,597	(97,219)	(1,140,121)	(1,237,340)
Total	$(39,741)	$1,832,450	$1,792,709	$324,223	$(2,548,878)	$(2,224,655)

	2010			2009
Leveraged Series	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$350,630	$1,812,827	$2,163,457	$1,142,207	$(3,250,835)	$(2,108,628)
Commodity futures	(1,135,721)	2,320,252	1,184,531	(944,640)	(1,682,127)	(2,626,767)
Total	$(785,091)	$4,133,079	$3,347,988	$197,567	$(4,932,962)	$(4,735,395)

	2010			2009
Commodity L/S Unleveraged Series	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(1,172,228)	$1,469,181	$296,953	$4,594	$57,043	$61,637
Total	$(1,172,228)	$1,469,181	$296,953	$4,594	$57,043	$61,637

	2010			2009
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Unleveraged Series Commodity futures	$631,617	$5,405,362	$6,036,979	$205,095	$100,833	$305,928
Total	$631,617	$5,405,362	$6,036,979	$208,095	$100,833	$305,928

	2010			2009
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$480,100	$2,436,469	$2,916,569	$1,563,649	$(4,659,592)	$(3,095,943)
Commodity futures	(1,845,543)	10,403,603	8,558,060	(832,170)	(2,665,372)	(3,497,542)
Total	$(1,365,443)	$12,840,072	$11,474,629	$731,479	$(7,324,964)	$(6,593,485)

F 49

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

8. Financial Highlights

The following represents the per share operating performance ratios to average investors’ interest and other supplemental information for the year ended December 31, 2010:

	Leveraged Series				Unleveraged Series				Commodity L/S Unleveraged Series	Commodity L/N Unleveraged Series
	Class A shares	Class B shares	Class C shares	Class D shares	Class A shares	Class B shares	Class C shares	Class D shares	Class D shares	Class D shares
Per share operating performance
Net asset value per share, December 31, 2009	$90.73	$105.53	$86.24	$107.20	$113.28	$126.32	$110.99	$113.35	$108.17	$102.00
Income (loss) from investment operations
Net investment income (loss)	(2.90)	(1.81)	(2.12)	(1.84)	(2.15)	(1.15)	(1.56)	(1.03)	(0.91)	(0.84)
Net realized and unrealized gain (loss) on investment transactions	7.17	8.45	7.63	9.55	2.78	3.14	3.24	3.33	5.27	11.01

Total from investment operations	4.27	6.64	5.51	7.71	0.63	1.99	1.68	2.30	4.36	10.17

Net asset value per share, December 31, 2010	$95.00	$112.17	$91.75	$114.91	$113.91	$128.31	$112.67	$115.65	$112.53	$112.17

Total return	4.71%	6.29%	6.39%	7.19%	0.56%	1.57%	1.52%	2.03%	4.03%	9.96%

Ratio to average net assets
Net investment income (loss)	(3.21)%	(1.71)%	(2.46)%	(1.71)%	(1.91)%	(0.91)%	(1.41)%	(0.91)%	(0.86)%	(0.85)%
Expenses	(3.27)%	(1.77)%	(2.52)%	(1.77)%	(2)%	(1)%	(1.51)%	(1.01)%	(0.90)%	(0.91)%

Total return is calculated as the change in the net asset value per share for the year.  The per share operating performance and ratios are computed based upon the weighted-average shares outstanding and weighted-average investors’ interest, respectively, for each class, for the year ended December 31, 2010.  An individual investor’s return may vary from the above based upon the timing of capital transactions.

F 50

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

8. Financial Highlights (continued)

The following represents the per share operating performance ratios to average investors’ interest and other supplemental information for the year ended December 31, 2009, or if shorter, the period since inception:

	Leveraged Series				Unleveraged Series				Commodity L/S Unleveraged Series	Commodity L/N Unleveraged Series
	Class A shares	Class B shares	Class C shares	Class D shares	Class A shares	Class B shares	Class C shares	Class D shares	Class D shares	Class D* shares
Per share operating performance
Net asset value per share, December 31, 2008, or at inception	$105.12	$120.43	$98.31	$121.29	$119.60	$132.04	$116.06	$117.94	$100.00	$100.00
Income (loss) from investment operations
Net investment income (loss)	(3.10)	(1.93)	(2.25)	(1.96)	(2.18)	(1.14)	(1.55)	(1.01)	(0.41)	(0.07)
Net realized and unrealized gain (loss) on investment transactions	(11.29)	(12.97)	(9.82)	(12.13)	(4.14)	(4.58)	(3.52)	(3.58)	8.58	2.07

Total from investment operations	(14.39)	(14.90)	(12.07)	(14.09)	(6.32)	(5.72)	(5.07)	(4.59)	8.17	2.00

Net asset value per share, December 31, 2009	$90.73	$105.53	$86.24	$107.20	$113.28	$126.32	$110.99	$113.35	$108.17	$102.00

Total return	(13.69)%	(12.37)%	(12.28)%	(11.61)%	(5.28)%	(4.33)%	(4.37)%	(3.89)%	8.17%	2.00%

Ratio to average net assets
Net investment income (loss)	(3.25)%	(1.75)%	(2.51)%	(1.76)%	(1.88)%	(0.88)%	(1.38)%	(0.88)%	(0.39)%	(0.05)%
Expenses	(3.36)%	(1.81)%	(2.61)%	(1.86)%	(2.03)%	(1.03)%	(1.53)%	(1.03)%	(0.39)%	(0.05)%

Total return is calculated as the change in the net asset value per share for the year.  The per share operating performance and ratios are computed based upon the weighted-average shares outstanding and weighted-average investors’ interest, respectively, for each class, for the year ended December 31, 2009, or if shorter, the period since inception.  An individual investor’s return may vary from the above based upon the timing of capital transactions.

*Total return and ratios not annualized.

F 51

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

10.  Subsequent Events

From January 1, 2011 through March 14, 2011, the Trust had subscriptions of $103,283,  $12,785,982, $25,019,824 and $2,000,000 for the Leveraged Series, Unleveraged Series,  Commodity L/S Unleveraged Series and Commodity L/N Unleveraged Series respectively.

The Trust had redemptions of $482,111, and $25,282,177  for the Leveraged and Unleveraged Series respectively.

$24,639,940 of the redemptions in the Unleveraged Series and $24,639,940 of the additions in the Commodity L/S Unleveraged Series were the result of an investor exchanging interests in the Unleveraged Series for interests in the Commodity L/S Unleveraged Series.

F 52

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the MLM Index Fund ,  the MLM Index Unleveraged Series, the MLM Index Leveraged Series, the MLM Commodity L/N Index Unleveraged Series and the MLM Commodity L/S Index Unleveraged Series has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 22, 2011

MLM INDEX™ FUND
MLM INDEX UNLEVERAGED SERIES
MLM INDEX LEVERAGED SERIES
MLM COMMODITY L/N INDEX UNLEVERAGED SERIES
MLM COMMODITY L/S INDEX UNLEVERAGED SERIES

By:  /s/ Timothy J. Rudderow
Timothy J. Rudderow, President
Mount Lucas Management Corporation
Manager