Form 10-Q
period 2011-03-31
MLM INDEX FUND
filed 2011-05-12
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ____________ to _____________

COMMISSION FILE NUMBER 0-49767

MLM INDEX™ FUND
(Exact name of registrant as specified in its charter)

DELAWARE	MLM IndexTM Unleveraged Series: 22-2897229
MLM IndexTM Leveraged Series: 22-3722683
MLM Commodity L/S Index Unleveraged Series: 20-8806944
MLM Commodity L/N Index Unleveraged Series: 27-1198002
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
March 31, 2011

Index

Item 1.	Financial Statements.
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Index TM Unleveraged Series

As of March 31, 2011 (Unaudited) and December 31, 2010

ASSETS	March 31, 2011	December 31, 2010

Cash and cash equivalents	$33,645,230	$45,401,720
Due from broker	4,985,376	4,045,381
Net unrealized gain on open futures contracts, at fair value	379,753	1,516,918
Interest receivable	108	-
Other assets	-	440

Total assets	$39,010,467	$50,964,459

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$310,471	$428,614
Brokerage commissions payable	15,629	19,861
Management fee payable	18,993	23,873
Subscriptions received in advance	1,396,162	11,622
Accrued expenses	15,665	21,900

Total liabilities	1,756,920	505,870

Investors’ interest	37,253,547	50,458,589

Total liabilities and investors’ interest	$39,010,467	$50,964,459

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Index TM Unleveraged Series

March 31, 2011 (Unaudited)

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’interest

Futures*

Long futures contracts
Financial	177	$225,823	0.61%
Commodity	123	267,490	0.72
	300	493,313	1.33

Short futures contracts
Financial	19	9,415	0.03
Commodity	44	(122,975)	(0.33)
	63	(113,560)	(0.30)

Net unrealized gain on open futures contracts, at fair value		$379,753	1.03%

* Derivatives are not designated as hedging instruments.

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Index TM Unleveraged Series

December 31, 2010

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’interest

Futures*

Long futures contracts
Financial	224	$283,890	0.56%
Commodity	252	1,545,069	3.06
	476	1,828,929	3.62

Short futures contracts
Financial	99	(188,711)	(0.37)
Commodity	35	(123,330)	(0.24)
	134	(311,971)	(0.61)

Net unrealized gain on open futures contracts, at fair value		$1,516,918	3.01%

* Derivatives are not designated as hedging instruments.

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF OPERATIONS

MLM Index TM Unleveraged Series

For the three months ended March 31, 2011 and 2010
 (Unaudited)

	March 31, 2011	March 31, 2010
Investment income
Interest	$14,081	$7,608

Expenses
Brokerage commissions	65,794	61,519
Management fee	77,873	69,189
Operating expenses	60,872	66,645

Total expenses	204,539	197,353

Net investment loss	(190,458)	(189,745)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	941,700	(790,488)
Net change in unrealized appreciation and depreciation on investments	(1,134,499)	1,214,470

Net realized and unrealized (loss) gain on investments	(192,799)	423,982

Net (loss) income	$(383,257)	$234,237

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Index TM Unleveraged Series

For the three months ended March 31, 2011(Unaudited)

	Unleveraged Series

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series
Investors’ interest at December 31, 2010	$3,830,270	$6,168,071	$1,281	$40,458,967	$50,458,589
Subscriptions	-	26,500	-	12,750,000	12,776,500
Redemptions	(53,108)	(429,246)	-	(92,500)	(574,854)
Transfers	-	(3,608)	-	(25,019,823)	(25,023,431)
Net loss	(50,336)	(63,369)	(14)	(269,538)	(383,257)

Investors’ interest at March 31, 2011	$3,726,826	$5,698,348	$1,267	$27,827,106	$37,253,547

Shares at December 31, 2010	33,625	48,074	11	349,853
Subscriptions	-	206	-	110,251
Redemptions	(472)	(3,361)	-	(804)
Transfers	-	(28)	-	(216,358)

Shares at March 31, 2011	33,153	44,891	11	242,942
Net asset value per share:
March 31, 2011	$112.41	$126.94	$111.46	$114.54

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Index TM Unleveraged Series

For the three months ended March 31, 2010 (Unaudited)

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series
Investors’ interest at December 31, 2009	$4,636,414	$9,124,592	$1,262	$32,673,423	$46,435,691
Subscriptions	-	198,493	-	1,000,000	1,198,493
Redemptions	(111,862)	(223,158)	-	(6,110,643)	(6,445,663)
Transfers	5,000	4,650	-	157,943	167,593
Net income	9,029	40,853	6	184,349	234,237

Investors’ interest at March 31, 2010	$4,538,581	$9,145,430	$1,268	$27,905,072	$41,590,351

Shares at December 31, 2009	40,930	72,234	11	288,259
Subscriptions	-	1,573	-	8,773
Redemptions	44	37	-	1,401
Transfers	(989)	(1,772)	-	(53,629)

Shares at March 31, 2010	39,985	72,073	11	244,805
Net asset value per share:
March 31, 2010	$113.51	$126.89	$111.47	$113.99

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENT OF CASH FLOWS

MLM Index TM Unleveraged Series

For the three months ended March 31, 2011 and 2010
(Unaudited)

	March 31, 2011	March 31, 2010

Cash flows from operating activities
Net (loss) income	$(383,257)	$234,237
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(939,995)	757,949
Net unrealized gain on open futures contracts	1,137,165	(1,217,836)
Interest receivable	(108)	3,641
Other assets	440	(5,000)
Brokerage commissions payable	(4,232)	(4,765)
Management fee payable	(4,880)	(10,271)
Accrued expenses	(6,235)	(21,752)

Net cash and cash equivalents used in operating activities	(201,102)	(263,797)

Cash flows from financing activities
Subscriptions received, net of selling commissions	14,161,040	1,366,086
Redemptions and transfers paid	(25,716,428)	(23,543,068)

Net cash and cash equivalents used in financing activities	(11,555,388)	(22,176,982)

Net decrease in cash and cash equivalents	(11,756,490)	(22,440,779)

Cash and cash equivalents at beginning of period	45,401,720	56,122,787

Cash and cash equivalents at end of period	$33,645,230	$33,682,008

Supplemental disclosure of non-cash financing activities:
Redemptions payable	$310,471	$6,052,171

Subscriptions recorded which were received in advance	$11,622	$-

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Index TM Leveraged Series

As of March 31, 2011 (Unaudited) and December 31, 2010

ASSETS	March 31, 2011	December 31, 2010

Cash and cash equivalents	$23,050,366	$24,445,088
Due from broker	10,706,823	9,246,484
Net unrealized gain on open futures contracts, at fair value	1,014,124	3,156,243
Interest receivable	2	-

Total assets	$34,771,315	$36,847,815

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$298,704	$714,354
Brokerage commissions payable	33,195	33,114
Management fee payable	42,078	40,502
Subscriptions received in advance	6,113	21,106
Accrued expenses	9,512	13,419

Total liabilities	389,602	822,495

Investors’ interest	34,381,713	36,025,320

Total liabilities and investors’ interest	$34,771,315	$36,847,815

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Index TM Leveraged Series

March 31, 2011 (Unaudited)

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	468	$603,359	1.75%
Commodity	326	714,876	2.08
	794	1,318,235	3.83

Short futures contracts
Financial	50	26,257	0.08
Commodity	119	(330,368)	(0.96)
	169	(304,111)	(0.88)

Net unrealized gain on open futures contracts, at fair value		$1,014,124	2.95%

* Derivatives are not designated as hedging instruments.

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Index TM Leveraged Series

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

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF OPERATIONS

MLM Index TM Leveraged Series

For the three months ended March 31, 2011 and 2010
(Unaudited)

	March 31, 2011	March 31, 2010
Investment income
Interest	$6,634	$4,128

Expenses
Brokerage commissions	107,196	127,897
Management fee	127,380	152,962
Operating expenses	36,726	52,197

Total expenses	271,302	333,056

Net investment loss	(264,668)	(328,928)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	1,444,683	(2,549,063)
Net change in unrealized appreciation and depreciation on investments	(2,115,932)	3,497,747

Net realized and unrealized (loss) gain on investments	(671,249)	948,684

Net (loss) income	$(935,917)	$619,756

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Index TM Leveraged Series

For the three months ended March 31, 2011(Unaudited)

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series
Investors’ interest at December 31, 2010	$2,704,543	$9,562,485	$1,238	$23,757,054	$36,025,320
Subscriptions	-	25,475	-	50,000	75,475
Redemptions	(110,079)	(329,612)	-	(347,082)	(786,773)
Transfers	-	3,608	-	-	3,608
Net loss	(82,874)	(256,261)	(34)	(596,748)	(935,917)

Investors’ interest at March 31, 2011	$2,511,590	$9,005,695	$1,204	$22,863,224	$34,381,713

Shares at December 31, 2010	28,468	85,250	14	206,739
Subscriptions	-	227	-	430
Redemptions	(1,183)	(2,962)	-	(3,043)
Transfers	-	32	-	-

Shares at March 31, 2011	27,285	82,547	14	204,126
Net asset value per share:
March 31, 2011	$92.05	$109.10	$89.26	$112.01

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Index TM Leveraged Series

For the three months ended March 31, 2010 (Unaudited)

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

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENT OF CASH FLOWS

MLM Index TM Leveraged Series

For the three months ended March 31, 2011 and 2010
(Unaudited)

	March 31, 2011	March 31, 2010

Cash flows from operating activities
Net (loss) income	$(935,917)	$619,756
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(1,460,339)	2,532,910
Net unrealized gain on open futures contracts	2,142,119	(3,502,858)
Interest receivable	(2)	1,773
Brokerage commissions payable	81	(634)
Management fee payable	1,576	(12,043)
Accrued expenses	(3,907)	(35,429)

Net cash and cash equivalents used in operating activities	(256,389)	(396,525)

Cash flows from financing activities
Subscriptions received, net of selling commissions	64,090	255,806
Redemptions and transfers paid	(1,202,423)	(6,890,951)

Net cash and cash equivalents used in financing activities	(1,138,333)	(6,635,145)

Net decrease in cash and cash equivalents	(1,394,722)	(7,031,670)

Cash and cash equivalents at beginning of period	24,445,088	27,107,971

Cash and cash equivalents at end of period	$23,050,366	$20,076,301

Supplemental disclosure of non-cash financing activities:
Redemptions payable	$298,704	$1,301,087

Subscriptions recorded which were received in advance	$21,106	$-

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/N Index Unleveraged Series

As of March 31, 2011 (Unaudited) and December 31, 2010

ASSETS	March 31, 2011	December 31, 2010

Cash and cash equivalents	$41,656,223	$39,805,018
Due from broker	9,106,479	3,678,857
Net unrealized gain on open futures contracts, at fair value	1,403,084	5,506,195
Interest receivable	118	1
Other assets	-	18

Total assets	$52,165,904	$48,990,089

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Brokerage commissions payable	$16,522	$14,711
Management fee payable	21,764	18,588
Accrued expenses	24,006	10,200

Total liabilities	62,292	43,499

Investors’ interest	52,103,612	48,946,590

Total liabilities and investors’ interest	$52,165,904	$48,990,089

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N Index Unleveraged Series

March 31, 2011 (Unaudited)

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Commodity	952	$1,403,084	2.69%

Net unrealized gain on open futures contracts, at fair value		$1,403,084	2.69%

* Derivatives are not designated as hedging instruments.

See Notes to Condensed Financial Statements.

Index

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

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF OPERATIONS

MLM Commodity L/N Index Unleveraged Series

For the three months ended March 31, 2011 and 2010
(Unaudited)

	March 31, 2011	March 31, 2010
Investment income
Interest	$10,833	$1

Expenses
Brokerage commissions	51,045	8,371
Management fee	63,806	10,463
Operating expenses	55,055	7,656
Total expenses	169,906	26,490

Net investment loss	(159,073)	(26,489)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	5,433,766	(291,515)
Net change in unrealized appreciation and depreciation on investments	(4,117,671)	66,630

Net realized and unrealized gain (loss) on investments	1,316,095	(224,885)

Net income (loss)	$1,157,022	$(251,374)

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

For the three months ended March 31, 2011
(Unaudited)

Total Commodity L/N Unleveraged Series
Investors’ interest at December 31, 2010	$48,946,590
Subscriptions	2,000,000
Redemptions	-
Transfers	-
Net income	1,157,022

Investors’ interest at March 31, 2011	$52,103,612

Shares at December 31, 2010	436,372
Subscriptions	17,470
Redemptions	-
Transfers	-

Shares at March 31, 2011	453,842
Net asset value per share:
March 31, 2011	$114.81

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

For the three months ended March 31, 2010 (Unaudited)

Total Commodity L/N Unleveraged Series
Investors’ interest at December 31, 2009	$8,601,217
Subscriptions	-
Redemptions	-
Transfers	-
Net loss	(251,374)

Investors’ interest at March 31, 2010	$8,349,843

Shares at December 31, 2009	84,322
Subscriptions	-
Redemptions	-
Transfers	-

Shares at March 31, 2010	84,322
Net asset value per share:	$99.02
March 31, 2010

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/N Index Unleveraged Series

For the three months ended March 31, 2011 and 2010
(Unaudited)

	March 31, 2011	March 31, 2010

Cash flows from operating activities
Net income (loss)	$1,157,022	$(251,374)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(5,427,622)	(57,360)
Net unrealized gain on open futures contracts	4,103,111	(66,856)
Interest receivable	(117)	-
Other assets	18	-
Brokerage commissions payable	1,811	919
Management fee payable	3,176	1,376
Accrued expenses	13,806	225

Net cash and cash equivalents used in operating activities	(148,795)	(373,070)

Cash flows from financing activities
Subscriptions received, net of selling commissions	2,000,000	-

Net cash and cash equivalents provided by financing activities	2,000,000	-

Net increase (decrease) in cash and cash equivalents	1,851,205	(373,070)

Cash and cash equivalents at beginning of period	39,805,018	7,999,557

Cash and cash equivalents at end of period	$41,656,223	$7,626,487

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/S Index Unleveraged Series

As of March 31, 2011 (Unaudited) and December 31, 2010

ASSETS	March 31, 2011	December 31, 2010

Cash and cash equivalents	$34,877,014	$10,576,394
Due from broker	3,711,865	1,822,731
Net unrealized gain on open futures contracts, at fair value	89,774	1,526,224
Interest receivable	119	-
Other assets	-	39

Total assets	$38,678,772	$13,925,388

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Brokerage commissions payable	$12,137	$4,198
Management fee payable	16,379	5,306
Accrued expenses	3,732	3,600

Total liabilities	32,248	13,104

Investors’ interest	38,646,524	13,912,284

Total liabilities and investors’ interest	$38,678,772	$13,925,388

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

March 31, 2011 (Unaudited)

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Commodity	487	$532,939	1.38

Short futures contracts
Commodity	176	(443,165)	(1.15)

Net unrealized gain on open futures contracts, at fair value		$89,774	0.23%

* Derivatives are not designated as hedging instruments.

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

December 31, 2010

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors ’interest

Futures*

Long futures contracts
Commodity	216	$1,658,684	11.92

Short futures contracts
Commodity	30	(132,460)	(0.95)

Net unrealized gain on open futures contracts, at fair value		$1,526,224	0.25%

* Derivatives are not designated as hedging instruments.

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF OPERATIONS

MLM Commodity L/S Index Unleveraged Series

For the three months ended March 31, 2011 and 2010
(Unaudited)

	March 31, 2011	March 31, 2010
Investment income
Interest	$3,692	$-

Expenses
Brokerage commissions	22,475	3,197
Management fee	28,092	3,996
Operating expenses	23,586	3,115
Total expenses	74,153	10,308

Net investment loss	(70,461)	(10,308)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	1,221,753	(40,982)
Net change in unrealized appreciation and depreciation on investments	(1,436,875)	170,383

Net realized and unrealized (loss) gain on investments	(215,122)	129,401

Net (loss) income	$(285,583)	$119,093

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

For the three months ended March 31, 2011 (Unaudited)

Total Commodity L/S Unleveraged Series
Investors’ interest at December 31, 2010	$13,912,284
Subscriptions	-
Redemptions	-
Transfers	25,019,823
Net loss	(285,583)

Investors’ interest at March 31, 2011	$38,646,524

Shares at December 31, 2010	123,631
Subscriptions	-
Redemptions	-
Transfers	216,479

Shares at March 31, 2011	340,110
Net asset value per share:
March 31, 2011	$113.63

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

For the three months ended March 31, 2010
(Unaudited)

Total Commodity L/S Unleveraged Series
Investors’ interest at December 31, 2009	$3,246,160
Subscriptions	10,000,000
Redemptions	-
Transfers	-
Net income	119,093

Investors’ interest at March 31, 2010	$13,365,253

Shares at December 31, 2009	30,009
Subscriptions	89,174
Redemptions	-
Transfers	-

Shares at March 31, 2010	119,183
Net asset value per share:
March 31, 2010	$112.14

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/S Index Unleveraged Series

For the three months ended March 31, 2011 and 2010 (Unaudited)

	March 31, 2011	March 31, 2010

Cash flows from operating activities
Net (loss) income	$(285,583)	$119,093
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(1,889,134)	41,889
Net unrealized gain on open futures contracts	1,436,450	(171,157)
Interest receivable	(119)	-
Other assets	39	-
Brokerage commissions payable	7,939	987
Management fee payable	11,073	(12)
Accrued expenses	132	(268)

Net cash and cash equivalents used in operating activities	(719,203)	(9,468)

Cash flows from financing activities
Subscriptions received, net of selling commissions	25,019,823	10,000,000

Net cash and cash equivalents provided by financing activities	25,019,823	10,000,000

Net increase in cash and cash equivalents	24,300,620	9,990,532

Cash and cash equivalents at beginning of period	10,576,394	186,896

Cash and cash equivalents at end of period	$34,877,014	$10,177,428

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

Trust Total

As of March 31, 2011 (Unaudited) and December 31, 2010

ASSETS	March 31, 2011	December 31, 2010

Cash and cash equivalents	$133,228,833	$120,228,220
Due from broker	28,510,543	18,793,452
Net unrealized gain on open futures contracts, at fair value	2,886,735	11,705,581
Interest receivable	347	1
Other assets	-	497

Total assets	$164,626,458	$150,727,751

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$609,175	$1,142,968
Net unrealized loss on open futures contracts, at fair value		─
Brokerage commissions payable	77,483	71,884
Management fee payable	99,214	88,269
Subscriptions received in advance	1,402,275	32,728
Accrued expenses	52,915	49,119

Total liabilities	2,241,062	1,384,968

Investors’ interest	162,385,396	149,342,783

Total liabilities and investors’ interest	$164,626,458	$150,727,751

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

March 31, 2011 (Unaudited)

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	645	$829,182	0.51%
Commodity	1,888	2,918,389	1.80
	2,533	3,747,571	2.31

Short futures contracts
Financial	69	35,672	0.02
Commodity	339	(896,508)	(0.55)
	408	(860,836)	(0.53)

Net unrealized gain on open futures contracts, at fair value		$2,886,735	1.78%

* Derivatives are not designated as hedging instruments.

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

December 31, 2010

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	596	$879,401	0.59%
Commodity	1,637	11,893,512	7.69
	2,233	12,772,913	8.55

Short futures contracts
Financial	266	(556,062)	(0.37)
Commodity	123	(511,270)	(0.34)
	389	(1,067,332)	(0.71)

Net unrealized gain on open futures contracts, at fair value		$11,705,581	7.84%

* Derivatives are not designated as hedging instruments.

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF OPERATIONS

Trust Total

For the three months ended March 31, 2011 and 2010
(Unaudited)

	March 31, 2011	March 31, 2010
Investment income
Interest	$35,240	$11,737

Expenses
Brokerage commissions	246,510	200,984
Management fee	297,151	236,610
Operating expenses	176,239	129,613
Total expenses	719,900	567,207

Net investment loss	(684,660)	(555,470)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	9,041,902	(3,672,048)
Net change in unrealized appreciation and depreciation on investments	(8,804,977)	4,949,230

Net realized and unrealized gain on investments	236,925	1,277,182

Net (loss) income	$(447,735)	$721,712

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

Trust Total

For the three months ended March 31, 2011(Unaudited)

Total investor interest ($100 par value per share)
Investors’ interest at December 31, 2010	$149,342,783
Subscriptions	14,851,975
Redemptions	(1,361,627)
Transfers	-
Net loss	(447,735)

Investors’ interest at March 31, 2011	$162,385,396

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

Trust Total

For the three months ended March 31, 2010 (Unaudited)

Total investor interest ($100 par value per share)
Investors’ interest at December 31, 2009	$104,578,954
Subscriptions	11,454,299
Redemptions	(13,785,314)
Transfers	-
Net income	721,712

Investors’ interest at March 31, 2010	$102,969,651

See Notes to Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENT OF CASH FLOWS

Trust Total

For the three months ended March 31, 2011 and 2010
(Unaudited)

	March 31, 2011	March 31, 2010

Cash flows from operating activities
Net (loss) income	$(447,735)	$721,712
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(9,717,090)	3,275,388
Net unrealized gain on open futures contracts	8,818,845	(4,958,707)
Interest receivable	(346)	5,414
Other assets	497	(5,000)
Brokerage commissions payable	5,599	(3,493)
Management fee payable	10,945	(20,950)
Accrued expenses	3,796	(57,224)

Net cash and cash equivalents used in operating activities	(1,325,489)	(1,042,860)

Cash flows from financing activities
Subscriptions received, net of selling commissions	16,221,522	11,621,892
Redemptions paid	(1,895,420)	(30,434,019)

Net cash and cash equivalents provided by (used in) financing activities	14,326,102	(18,812,127)

Net increase (decrease) in cash and cash equivalents	13,000,613	(19,854,987)

Cash and cash equivalents at beginning of period	120,228,220	91,417,211

Cash and cash equivalents at end of period	$133,228,833	$71,562,224

Supplemental disclosure of non-cash financing activities:
Redemptions payable	$609,175	$7,353,258

Subscriptions recorded which were received in advance	$32,728	$-

See Notes to Condensed Financial Statements.

Index

MLM Index ™ Fund
Notes to Condensed Financial Statements
March 31, 2011

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

At March 31, 2011, the MLM Index™ Fund is comprised of four series: the MLM Index™ Unleveraged Series (“Unleveraged Series”), the MLM Index™  Leveraged Series (“Leveraged Series”), the MLM Commodity L/N  Index Unleveraged Series (“Commodity L/N” or “Commodity L/N Unleveraged Series”) and the MLM Commodity L/S Index Unleveraged Series (“Commodity L/S” or “Commodity L/S Unleveraged Series”).  MLM Index™ Fund and its series are collectively referred to herein as the “Trust”.

Prior to January 3, 2011, Mount Lucas Management Corporation was the investment manager of the Trust and each Series and was responsible for the allocation of the Trust’s interest among a mix of trading strategies. Mount Lucas Management Corporation underwent a reorganization effective January 3, 2011, as a result of which Mount Lucas Management LP (the “Manager”) is now the successor Manager for the Trust and its Series.  The terms of the reorganization are set forth in the Form 8-K filed on January 25, 2011 (incorporated by reference). The Manager is a registered investment advisor under the Investment Advisers Act of 1940, is registered as a commodity pool operator and a commodity trading advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted.  In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial positions of the Trust and each Series as of March 31, 2011 and the results of its operations for the three months ended March 31, 2011 and 2010.  The operating results for these interim periods many not be indicative of the results expected for a full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2010.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2011

2. Summary of Significant Accounting Policies (continued)

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

Due from Brokers

Each Series' trading activities utilize one broker located in the United States. Due from broker represents cash balances held, and amounts receivable or payable for transactions not settled at March 31, 2011 and December 31, 2010.

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

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2011

2. Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

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

As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2011 and December 31, 2010, all of the derivative instruments held by the Series are fair valued based on quoted prices in active markets (Level 1).

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

All of the Series of the Trust recognized tax benefits or expenses of uncertain tax positions in the year; such determination is made when the positions were “more likely than not” to be sustained assuming examination by tax authorities.  The Manager has reviewed all of the Series of the Trust’s tax positions for all open years (after December 31, 2006) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements.  The Trust has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense.  The 2007 through 2010 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Redemptions Payable

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value of each Series by the number of outstanding investors’ interests for that Series.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2011

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

March 31, 2011	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Overnight money markets	$1,431,000	$80,000	$12,630,000	$24,867,000	$39,008,000
U.S. Government and U.S. Government Agency Securities	32,166,858	22,942,574	28,996,665	9,998,850	94,104,947
Cash	45,910	26,504	28,191	9,260	109,864
Cash in Checking Account	1,462	1,288	1,367	1,904	6,022

Total	$33,645,230	$23,050,366	$41,656,223	$34,877,014	$133,228,833

December 31, 2010	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Overnight money markets	$820,000	$231,000	$10,789,000	$570,000	$12,410,000
U.S. Government Agency Securities	44,554,919	24,181,209	28,996,480	9,998,786	107,731,394
Cash	25,603	30,967	18,420	6,005	80,995
Cash in Checking Account	1,198	1,912	1,118	1,603	5,831

Total	$45,401,720	$24,445,088	$39,805,018	$10,576,394	$120,228,220

4. Investors’ Interest

The Trust is comprised of four series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the MLM Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage and the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage (collectively, the “Series”).  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.  Class A, Class B, Class C and Class D shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager. As of March 31, 2011 the MLM Commodity L/S Leveraged Series and the MLM Commodity L/N Leveraged Series have not commenced trading and have no assets. In addition, as of March 31, 2011 and December 31, 2010, the MLM Commodity L/S Unleveraged Series and the MLM Commodity L/N Unleveraged Series have never had any investors in classes A, B or C.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2011

4. Investors’ Interest (continued)

The Class A and Class C shares are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

5. Margin Requirements

The Trust had margin requirements as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Leveraged Series	$2,591,647	$3,050,071
Unleveraged Series	981,903	1,907,683
Commodity L/N Series	4,103,936	2,904,759
Commodity L/S Series	1,960,064	866,708

Total	$9,637,550	$8,729,221

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
March 31, 2011

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

The following tables reflect the fair value of each Series derivative financial instruments at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
Unleveraged Series	Asset	Liability	Asset	Liability
Financial futures	$375,693	$(140,455)	$380,310	$(285,131)
Commodity futures	369,259	(224,744)	1,545,069	(123,330)
Total	$744,952	$(365,199)	$1,925,379	$(408,461)

	March 31, 2011		December 31, 2010
Leveraged Series	Asset	Liability	Asset	Liability
Financial futures	$1,010,278	$(380,662)	$785,841	$(557,681)
Commodity futures	990,278	(605,770)	3,183,563	(255,480)
Total	$2,000,556	$(986,432)	$3,969,404	$(813,161)

	March 31, 2011		December 31, 2010
Commodity L/S Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$1,074,972	$(985,198)	$1,658,684	$(132,460)
Total	$1,074,972	$(985,198)	$1,658,684	$(132,460)

	March 31, 2011		December 31, 2010
Commodity L/N Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$1,958,091	$(555,007)	$5,506,195	$-
Total	$1,958,091	$(555,007)	$5,506,195	$-

	March 31, 2011		December 31, 2010
Trust Total	Asset	Liability	Asset	Liability
Financial futures	$1,385,971	$(521,117)	$1,166,151	$(842,812)
Commodity futures	4,392,600	(2,370,719)	11,893,511	(511,270)
Total	$5,778,571	$(2,891,836)	$13,059,662	$(1,354,082)

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2011

7. Derivative Financial Instruments (continued)

	March 31, 2011			March 31, 2010
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(667,590)	$140,225	$(527,365)	$(708,344)	$699,350	$(8,994)
Commodity futures	1,609,290	(1,277,224)	332,066	(80,658)	518,499	437,841
Total	$941,700	$(1,136,999)	$(195,299)	$(789,002)	$1,217,849	$428,847

	March 31, 2011			March 31, 2010
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(1,491,758)	$401,751	$(1,090,007)	$(2,112,225)	$2,057,849	$(54,376)
Commodity futures	2,936,441	(2,543,575)	392,866	(430,902)	1,445,303	1,014,401
Total	$1,444,683	$(2,141,824)	$(697,141)	$(2,543,127)	$3,503,152	$960,025

	March 31, 2011			March 31, 2010
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$1,221,753	$(1,436,450)	$(214,697)	$(40,982)	$171,037	$130,055
Total	$1,221,753	$(1,436,450)	$(214,697)	$(40,982)	$171,037	$130,055

	March 31, 2011			March 31, 2010
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$5,433,766	$(4,103,112)	$1,330,654	$(291,515)	$66,856	$(224,659)
Total	$5,433,766	$(4,103,112)	$1,330,654	$(291,515)	$66,856	$(224,659)

	March 31, 2011			March 31, 2010
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(2,159,348)	$541,976	$(1,617,372)	$(2,820,569)	$2,757,199	$(63,370)
Commodity futures	11,201,250	(9,360,361)	1,840,889	(844,057)	2,201,695	1,357,638
Total	$9,041,902	$(8,818,385)	$223,517	$(3,664,626)	$4,958,894	$1,294,268

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2011

8. Financial Highlights

The following represents the per share operating performance and ratios to the weighted average and average investors’ interest, respectively, and other supplemental information for the three months ended March 31, 2011:

	Leveraged Series				Unleveraged Series				Commodity L/S Unleveraged Series	Commodity L/N Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2010	$95.00	$112.17	$91.75	$114.91	$113.91	$128.31	$112.67	$115.65	$112.53	$112.17
Income from investment operations:
Net investment expense	(0.75)	(0.46)	(0.55)	(0.47)	(0.53)	(0.28)	(0.38)	(0.25)	(0.24)	(0.24)
Net realized and unrealized gain (loss) on investment transactions	(2.20)	(2.61)	(1.94)	(2.43)	(0.97)	(1.09)	(0.83)	(0.86)	1.34	2.88
Total from investment operations	(2.95)	(3.07)	(2.49)	(2.90)	(1.50)	(1.37)	(1.21)	(1.11)	1.10	2.64

Net asset value per share at March 31, 2011	$92.05	$109.10	$89.26	$112.01	$112.41	$126.94	$111.46	$114.54	$113.63	$114.81

Total Return:	(3.11)%	(2.74)%	(2.71)%	(2.52)%	(1.32)%	(1.07)%	(1.07)%	(0.96)%	0.98%	2.35%

Ratio to Average Investors’ Interest:
Net investment expense	(0.83)%	(0.43)%	(0.61)%	(0.42)%	(0.47)%	(0.23)%	(0.34)%	(0.28)%	(0.14)%	(0.15)%
Expenses	(0.85)%	(0.45)%	(0.63)%	(0.44)%	(0.50)%	(0.25)%	(0.37)%	(0.96)%	(0.15)%	(0.16)%

Total return is calculated as the change in the net asset value per share for the three months ended March 31, 2011.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the average of investors’ interest, respectively for each class, for the three months ended March 31, 2011.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2011

8. Financial Highlights (continued)

The following represents the per share operating performance and ratios to the weighted average and average investors’ interest, respectively, and other supplemental information for the three months ended March 31, 2010:

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

Total return is calculated as the change in the net asset value per share for the three months ended March 31, 2010.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the average of investors’ interest, respectively for each class, for the three months ended March 31, 2010.

9.  Subsequent Events

From April 1, 2011 through May 12, 2011, the Trust had subscriptions of $6,113,  $1,696,162 and $30,000,000 for the Leveraged Series, Unleveraged Series and Commodity L/N Unleveraged Series respectively.

The Trust had redemptions of $360,560, and $73,803  for the Leveraged and Unleveraged Series respectively.

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The purpose of the Trust is to replicate the results of the MLM Index™ or subset thereof, an index designed to measure the risk premium available to futures traders. Designed as such, the results of the Trust and each of its respective Series depend on two factors, the results of the MLM Index™ itself, and the Manager's ability to replicate that Index. It is important to note that the Manager also calculates the results of the MLM Index™. Thus, their role is twofold - to calculate the results of the MLM Index™, and to replicate the results of the MLM Index™ for the Trust. Any changes made to the composition of the MLM Index™ by the MLM Index™ Committee of the Manager will affect the trading of the Trust and each of the Series , since the objective is to replicate the MLM Index™ as published.

The Trust consists of several separate series of interests (each, a “Series”), each with its own assets and liabilities. Under the Trust Agreement, the Trust may issue multiple Series of Interests. The Trust maintains separate and distinct records for each Series and the assets associated with each such Series are held and accounted for separately from the other assets of the Trust and of any other Series thereof. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Series enforced against the assets of such Series only and not against the assets of such Series only and not against the assets of the Trust generally of the assets of any other Series.

Currently the Trust has four series of interests: the Unleveraged Series, the Leveraged Series, the Commodity L/S Unleveraged Series (or “Commodity L/S Series”) and the Commodity L/N Unleveraged Series (or “Commodity L/N Series”). The Unleveraged Series attempts to replicate the MLM Index™ without any leverage, while the Leveraged Series trades the Trading Program at three times leverage. Leverage is the ability to control large dollar amounts of a commodity with a comparatively small amount of capital. The Leveraged Series purchases or sells $3 fair value of contracts for every $1 invested in the Series. The Commodity L/S Unleveraged Series and Commodity L/N Unleveraged Series attempt to replicate the MLM Commodity Long/Short Index and MLM Commodity Long/Neutral Index respectively, without leverage.

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

Summary of Critical Accounting Policies

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Other than accruals maintained in the normal course of business, neither management or the Trust prepares, maintains or updates any estimates.  Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Trust's significant accounting policies are described in detail in Note 2 of the Notes to Condensed Financial Statements.

Index

The Trust records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gain (loss) on investments in the Condensed Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

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

Each Series' assets are held in separate custodial accounts at State Street Bank and Trust (the “Bank").   The Trust has contracted with Aberdeen Asset Management ("Aberdeen") to manage the money in these accounts so as to maximize the interest income which accrues to each Series, while maintaining strict credit controls as determined by the CE Act. When Citigroup Global Markets requires additional assets to maintain the positions for a Series, the Bank makes a wire transfer to Citigroup Global Markets. If Citigroup Global Markets has surplus assets in a Series account, Citigroup Global Markets makes a wire transfer to the account at the Bank.

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

Liquidity

The majority of each Series' assets are held in liquid short-term interest rate instruments. Each Series takes substantial exposure in futures markets, which requires relatively small deposits, called margin, to hold the positions. As at March 31, 2011, increases (decreases) in cash and cash equivalents amounted to approximately ($11.7 million), ($1.4 million), $1.9 million and $24.3 million for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively.  As at March 31, 2011, increases (decreases) in due from broker amounted to approximately $(1.0 million), $(1.4 million), $(5.4 million) and $(1.9 million) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. Net cash generated from operations amounted to approximately $(0.2 million), $(0.3 million), $(0.1 million) and $(0.7 million) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. For the period ended March 31, 2011 the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series generated net income (loss) from operations of $(0.4 million), $(1.0 million), $1.2 million and $(0.3 million), respectively. In general, each unleveraged Series will have about 5% of its assets on deposit with brokers as margin and each leveraged Series will have about 15% of its assets on deposit with brokers as margin, with the balance held in custodial accounts with a major financial institution.

Index

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

Each Series incurs various kinds of credit risk in its operations. In order to facilitate the trading of a Series, assets must be placed with Futures Commission Merchants. Management of the Trust deals only with established registered firms, and monitors their financial condition on an ongoing basis. In addition, if a Series were to enter into over the counter transactions, additional counterparty risk would be incurred. There were no OTC transactions during the three months ended March 31, 2011 in any Series.

Index

Results of Operations

Results of Operations

At March 31, 2011 and December 31, 2010 the Series of the Trust had assets as follows:

Trust Series	March 31, 2011	December 31, 2010
Unleveraged Series	$39,010,467	$50,964,459
Leveraged Series	$34,771,315	$36,847,815
Commodity L/S Unleveraged Series	$38,678,772	$13,925,388
Commodity L/N Unleveraged Series	$52,165,904	$48,990,089
Total	$164,626,458	$150,727,751

At March 31, 2011 and December 31, 2010 the Series of the Trust had liabilities as follows:

Trust Series	March 31, 2011	December 31, 2010
Unleveraged Series	$1,756,920	$505,870
Leveraged Series	$389,602	$822,495
Commodity L/S Unleveraged Series	$32,248	$13,104
Commodity L/N Unleveraged Series	$62,292	$43,499
Total	$2,241,062	$1,384,968

Net income (loss) from operations for the Series of the Trust for the three months ended March 31, 2011 and 2010 was as follows:

Trust Series	March 31, 2011	March 31, 2010
Unleveraged Series	$(383,257)	$234,237
Leveraged Series	$(935,917)	$619,756
Commodity L/S Unleveraged Series	$(285,583)	$119,093
Commodity L/N Unleveraged Series	$1,157,022	$(251,374)
Total	$(447,735)	$721,712

The Trust’s net income (loss) is directly related to the performance of the MLM Index™, which the Trust is designed to replicate.  For the three months ended March 31, 2011, MLM Index™ performance was -0.62%, +1.45% for the MLM Commodity Index Long/Short Index and +0.43% for the MLM Commodity Index Long/Neutral Index.  Performance was +0.97% +3.86% and -2.58% respectively for the same period ended March 31, 2010.  A Series' performance may be negative in years when the MLM Index™ is positive or have greater losses when the MLM Index™ is negative due to the timing of subscriptions and redemptions, and the fees charged. Since inception of the Trust, the correlation of monthly results between each Series and the MLM Index™ adjusted for fees is 0.99.

Index

The following table represents the performance by class for the MLM Index™ Fund for the three months ended March 31, 2011 and March 31, 2010.

March 31, 2011

	Leveraged Series				Unleveraged Series				Unleveraged Commodity L/S Series	Unleveraged Commodity L/N Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	(3.11)%	(2.74)%	(2.71)%	(2.52)%	(1.32)%	(1.07)%	(1.07)%	(0.96)%	0.98%	2.35%

March 31, 2010:
	Leveraged Series				Unleveraged Series				Unleveraged Commodity L/S Series	Unleveraged Commodity L/N Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	1.41%	1.79%	1.82%	2.00%	0.20%	0.45%	0.44%	0.57%	3.67%	(2.92)%

The Trust’s performance may be negative in years when the MLM Index™ and/or its sub components is positive due to the timing of subscriptions and redemptions, the fees charged and/or the allocation of assets between the various unleveraged and leveraged series of the Trust.  Since inception of the Trust, the correlation of monthly results between each series of the Trust and the relevant MLM Index™ adjusted for fees and leverage is 0.99.

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

2.
For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability.  It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  For daily returns, this estimate is a loss of 1.45%.  For monthly returns the estimate is loss of 6.45%.

3.
To ascertain a dollar loss amount for each Series, the assets of the Series as of March 31, 2011 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets.  Based on the asset levels as of March 31, 2011, the manager estimates that the amount each Series of the Trust could expect to lose as follows in any given day and in any given month.

Trust Series	Any Given Day	Any Given Month
Unleveraged Series	$563,799	$2,516,468
Leveraged Series	$1,507,597	$6,729,032
Commodity L/S Unleveraged Series	$1,267,987	$5,467,341
Commodity L/N Unleveraged Series	$1,329,487	$2,574,387

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

The President and the Chief Operating Officer of the Manager (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner.  The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level.  As of March 31, 2011, the Certifying Officers evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act).  Furthermore, the Certifying Officers concluded that disclosure controls and procedures in place were designed to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are (i) recorded, processed, summarized and reported on a timely basis in accordance with Commission rules and regulations; and (ii) accumulated and communicated to the Certifying Officers and other persons that perform similar functions, if any, to allow them to make timely decisions regarding required disclosure in periodic filings.  There have been no significant changes in the Trust’s internal control over financial reporting in the quarter ended March 31, 2011 that has materially affected or is reasonably likely to materially affect the Trust’s internal control over financial reporting.

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). We have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on such evaluation we have concluded these disclosure controls are effective as of March 31, 2011.

Index

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

Item 1a.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Leveraged Series				Unleveraged Series				Unleveraged Commodity L/S Series	Unleveraged Commodity L/N Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
Jan-11 Subscriptions	$-	$-	$-	$50,000-	$-	$-	$-	$-	$-	$2,000,000
Subscriptions Units	-	-	-	430	-	-	-	-	-	17,470
# of Purchasers	-	_	-	1	-	-	-	-	-	1
Unit Price	$-	$-	$-	$116.35	$-	$-	$-	$-	$-	$114.48

Feb-11 Subscriptions	$-	$4,369	$-	$-	$-	$5,369	$-	$300,000-	$-	$-
Subscriptions Units	-	39	-	-	-	42	-	2,594	-	-
# of Purchasers	-	1	-	-	-	1	-	3	-	-
Unit Price	$-	$112.26	$-	$-	$-	$128.20	$-	$115.64	$-	$-

Mar-11 Subscriptions	$-	$6,113	$-	$-	$-	$6,162	$-	$1,390,000	$-	$30,000,000
Subscriptions Units	-	56	-	-	-	49	-	12,135	-	261,312
# of Purchasers	-	1	-	-	-	1	-	3	-	1
Unit Price	$-	$109.10	$-	$-	$-	$126.94	$-	$114.54	$-	$114.81

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By:	Mount Lucas Management L.P
Its:	Manager

By: /s/ Timothy J. Rudderow, Sr
Timothy J. Rudderow, Sr
President

Date: May 12, 2011