Form 10-Q
period 2011-06-30
MLM INDEX FUND
filed 2011-08-15
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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
June 30, 2011

Index

Item 1.	Financial Statements.

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Unleveraged Series

As of June 30, 2011 (Unaudited) and December 31, 2010

ASSETS	June 30, 2011	December 31, 2010

Cash and cash equivalents	$34,296,488	$45,401,720
Due from broker	5,533,812	4,045,381
Net unrealized gain on open futures contracts, at fair value	345,875	1,516,918
Interest receivable	17	-
Other assets	-	440

Total assets	$40,176,192	$50,964,459

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$122,859	$428,614
Brokerage commissions payable	15,816	19,861
Management fee payable	19,746	23,873
Subscriptions received in advance	225,942	11,622
Accrued expenses	11,768	21,900

Total liabilities	396,131	505,870

Investors’ interest	39,780,061	50,458,589

Total liabilities and investors’ interest	$40,176,192	$50,964,459

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Unleveraged Series

June 30, 2011 (Unaudited)

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	196	$259,157	0.65%
Commodity	104	16,540	0.04
	300	275,697	0.69

Short futures contracts
Commodity	(76)	70,178	0.18
	(76)	70,178	0.18

Net unrealized gain on open futures contracts, at fair value		$345,875	0.87%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Unleveraged Series

December 31, 2010

	Number of	Unrealized	Percentage of
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Financial	224	$283,890	0.56%
Commodity	252	1,545,069	3.06
	476	1,828,959	3.62

Short futures contracts
Financial	(99)	(188,711)	(0.37)
Commodity	(35)	(123,330)	(0.24)
	(134)	(312,041)	(0.61)

Net unrealized gain on open futures contracts, at fair value		$1,516,918	3.01%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Unleveraged Series

For the three and six months ended June 30, 2011 and 2010 (Unaudited)

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Investment income
Interest	$4,535	$7,803	$18,616	$15,411

Expenses
Brokerage commissions	49,826	55,843	115,620	117,362
Management fee	58,552	62,443	136,425	131,632
Operating expenses	44,244	40,943	105,116	107,588

Total expenses	152,622	159,229	357,161	356,582

Net investment loss	(148,087)	(151,426)	(338,545)	(341,171)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	563,106	735,728	1,504,806	(54,760)
Net change in unrealized appreciation and depreciation on investments	(43,346)	(949,874)	(1,177,845)	264,596

Net realized and unrealized gain on investments	519,760	(214,146)	326,961	209,836

Net income (loss)	$371,673	$(365,572)	$(11,584)	$(131,335)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

For the six months ended June 30, 2011 (Unaudited)

	Unleveraged Series

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series
Investors’ interest at December 31, 2010	$3,830,270	$6,168,071	$1,281	$40,458,967	$50,458,589
Subscriptions	-	32,662	-	15,455,000	15,487,662
Redemptions	(65,302)	(971,168)	-	(118,764)	(1,155,234)
Transfers	22,864	(2,414)	-	(25,019,822)	(24,999,372)
Net income (loss)	(26,150)	(12,123)	(3)	26,692	(11,584)

Investors’ interest at June 30, 2011	$3,761,682	$5,215,028	$1,278	$30,802,073	$39,780,061

Shares at December 31, 2010	33,625	48,074	11	349,853
Subscriptions	-	255	-	133,755
Redemptions	(580)	(7,593)	-	(1,032)
Transfers	202	(19)	-	(216,358)

Shares at June 30, 2011	33,247	40,717	11	266,218
Net asset value per share:
June 30, 2011	$113.14	$128.08	$112.44	$115.70

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

For the six months ended June 30, 2010 (Unaudited)

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series
Investors’ interest at December 31, 2009	$4,636,414	$9,124,592	$1,262	$32,673,423	$46,435,691
Subscriptions	-	462,701	-	1,275,000	1,737,701
Redemptions	(519,020)	(1,652,279)	-	(7,330,952)	(9,502,251)
Transfers	5,000	8,116	-	157,943	171,059
Net (loss)	(44,497)	(38,065)	(7)	(48,766)	(131,335)

Investors’ interest at June 30, 2010	$4,077,897	$7,905,065	$1,255	$26,726,648	$38,710,865

Shares at December 31, 2009	40,930	72,234	11	288,259
Subscriptions	-	3,667	-	11,206
Redemptions	(4,608)	(13,064)	-	(64,395)
Transfers	44	65	-	1,401

Shares at June 30, 2010	36,366	62,902	11	236,471
Net asset value per share:
June 30, 2010	$112.14	$125.67	$110.39	$113.02

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Unleveraged Series

For the six months ended June 30, 2011 and 2010
(Unaudited)

	June 30, 2011	June 30, 2010

Cash flows from operating activities
Net loss	$(11,584)	$(131,335)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(1,488,431)	31,887
Net unrealized (gain) loss on open futures contracts	1,171,043	(265,257)
Interest receivable	(17)	3,638
Other assets	440	(3,466)
Brokerage commissions payable	(4,045)	(7,896)
Management fee payable	(4,127)	(12,788)
Accrued expenses	(10,132)	(32,937)

Net cash and cash equivalents used in operating activities	(346,853)	(418,154)

Cash flows from financing activities
Subscriptions received, net of selling commissions	15,701,982	1,908,760
Redemptions paid	(26,460,361)	(30,932,779)

Net cash and cash equivalents used in financing activities	(10,758,379)	(29,024,019)

Net decrease in cash and cash equivalents	(11,105,232)	(29,442,173)

Cash and cash equivalents at beginning of period	45,401,720	56,122,787

Cash and cash equivalents at end of period	$34,296,488	$26,680,614
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$122,859	$1,719,048
Subscriptions recorded which were received in advance	$11,622	$-

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Leveraged Series

As of June 30, 2011 (Unaudited) and December 31, 2010

ASSETS	June 30, 2011	December 31, 2010

Cash and cash equivalents	$21,791,066	$24,445,088
Due from broker	12,247,346	9,246,484
Net unrealized gain on open futures contracts, at fair value	859,468	3,156,243
Interest receivable	1	-

Total assets	$34,897,881	$36,847,815

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$1,145,790	$714,354
Brokerage commissions payable	31,661	33,114
Management fee payable	40,690	40,502
Subscriptions received in advance	-	21,106
Accrued expenses	8,930	13,419

Total liabilities	1,227,071	822,495

Investors’ interest	33,670,810	36,025,320

Total liabilities and investors’ interest	$34,897,881	$36,847,815

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Leveraged Series

June 30, 2011 (Unaudited)

	Number of	Unrealized gain	Percentage of investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Financial	496	$650,229	1.93%
Commodity	261	29,275	0.09
	757	679,504	2.02

Short futures contracts
Commodity	(189)	179,964	0.53
	(189)	179,964	0.53

Net unrealized gain on open futures contracts, at fair value		$859,468	2.55%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Leveraged Series

December 31, 2010

	Number of	Unrealized gain	Percentage of investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Financial	372	$595,510	1.65%
Commodity	416	3,183,564	8.84
	788	3,779,074	10.49

Short futures contracts
Financial	(167)	(367,351)	(1.02)
Commodity	(57)	(255,480)	(0.71)
	(224)	(622,831)	(1.73)

Net unrealized gain on open futures contracts, at fair value		$3,156,243	8.76%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Leveraged Series

For the three and six months ended June 30, 2011 and 2010 (Unaudited)

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Investment income
Interest	$840	$4,411	$7,474	$8,539

Expenses
Brokerage commissions	103,271	120,292	210,467	248,189
Management fee	123,034	140,740	250,414	293,702
Operating expenses	39,398	42,349	76,124	94,546

Total expenses	265,703	303,381	537,005	636,437

Net investment loss	(264,863)	(298,970)	(529,531)	(627,898)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	1,564,876	2,070,226	3,009,559	(478,837)
Net change in unrealized appreciation and depreciation on investments	(166,455)	(2,688,841)	(2,282,387)	808,906

Net realized and unrealized gain (loss) on investments	1,398,421	(618,615)	727,172	330,069

Net income (loss)	$1,133,558	$(917,585)	$197,641	$(297,829)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the six months ended June 30, 2011 (Unaudited)

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series
Investors’ interest at December 31, 2010	$2,704,543	$9,562,485	$1,238	$23,757,054	$36,025,320
Subscriptions	-	31,588	-	50,000	81,588
Redemptions	(110,079)	(834,794)	-	(1,668,416)	(2,613,289)
Transfers	(22,864)	2,414	-	-	(20,450)
Net income (loss)	(12,967)	29,019	5	181,584	197,641

Investors’ interest at June 30, 2011	$2,558,633	$8,790,712	$1,243	$22,320,222	$33,670,810

Shares at December 31, 2010	28,468	85,250	14	206,739
Subscriptions	-	283	-	430
Redemptions	(1,183)	(7,453)	-	(14,420)
Transfers	(243)	21	-	-

Shares at June 30, 2011	27,042	78,101	14	192,749
Net asset value per share:
June 30, 2011	$94.62	$112.56	$92.11	$115.80

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the six months ended June 30, 2010 (Unaudited)

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Leveraged Series

For the six months ended June 30, 2011 and 2010
 (Unaudited)

	June 30, 2011	June 30, 2010

Cash flows from operating activities
Net income (loss)	$197,641	$(297,829)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(3,000,862)	499,236
Net unrealized (gain) loss on open futures contracts	2,296,775	(816,071)
Interest receivable	(1)	1,773
Brokerage commissions payable	(1,453)	(5,026)
Management fee payable	188	(13,484)
Accrued expenses	(4,489)	(38,687)

Net cash and cash equivalents used in operating activities	(512,201)	(670,088)

Cash flows from financing activities
Subscriptions received, net of selling commissions	60,482	377,957
Redemptions paid	(2,202,303)	(9,692,948)

Net cash and cash equivalents used in financing activities	(2,141,821)	(9,314,991)

Net decrease in cash and cash equivalents	(2,654,022)	(9,985,079)

Cash and cash equivalents at beginning of period	24,445,088	27,107,971

Cash and cash equivalents at end of period	$21,791,066	$17,122,892
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$1,145,790	$418,700
Subscriptions recorded which were received in advance	$21,106	$-

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/N Index Unleveraged Series

As of June 30, 2011 (Unaudited) and December 31, 2010

ASSETS	June 30, 2011	December 31, 2010

Cash and cash equivalents	$71,427,312	$39,805,018
Due from broker	7,530,944	3,678,857
Net unrealized gain on open futures contracts, at fair value	101,113	5,506,195
Interest receivable	349	1
Other assets	-	18

Total assets	$79,059,718	$48,990,089

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Brokerage commissions payable	$21,961	$14,711
Management fee payable	33,445	18,588
Accrued expenses	10,733	10,200

Total liabilities	66,139	43,499

Investors’ interest	78,993,579	48,946,590

Total liabilities and investors’ interest	$79,059,718	$48,990,089

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N Index Unleveraged Series

June 30, 2011 (Unaudited)

	Number of	Unrealized gain	Percentage of investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Commodity	814	$101,113	0.13%

Net unrealized gain on open futures contracts, at fair value		$101,113	0.13%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N Index Unleveraged Series

December 31, 2010

	Number of	Unrealized gain	Percentage of investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Commodity	753	$5,506,195	11.25%

Net unrealized gain on open futures contracts, at fair value		$5,506,195	11.25%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM Commodity L/N Index Unleveraged Series

For the three and six months ended June 30, 2011 and 2010 (Unaudited)

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010

Investment income
Interest	$7,726	$30	$18,559	$31

Expenses
Brokerage commissions	81,710	16,729	132,755	25,100
Management fee	102,136	20,911	165,942	31,374
Operating expenses	82,096	15,075	137,151	22,731
Total expenses	265,942	52,715	435,848	79,205

Net investment loss	(258,216)	(52,685)	(417,289)	(79,174)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	(1,562,868)	(954,123)	3,870,898	(1,245,638)
Net change in unrealized appreciation and depreciation on investments	(1,288,949)	(289,974)	(5,406,620)	(223,344)
Net realized and unrealized loss on investments	(2,851,817)	(1,244,097)	(1,535,722)	(1,468,982)

Net loss	$(3,110,033)	$(1,296,782)	$(1,953,011)	$(1,548,156)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

For the six months ended June 30, 2011 (Unaudited)

Total Commodity L/N Unleveraged Series
Investors’ interest at December 31, 2010	$48,946,590
Subscriptions	32,000,000
Net loss	(1,953,011)

Investors’ interest at June 30, 2011	$78,993,579

Shares at December 31, 2010	436,372
Subscriptions	278,782

Shares at June 30, 2011	715,154
Net asset value per share:
June 30, 2011	$110.46

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

For the six months ended June 30, 2010 (Unaudited)

Total Commodity L/N Unleveraged Series
Investors’ interest at December 31, 2009	$8,601,217
Subscriptions	16,000,000
Net loss	(1,548,156)

Investors’ interest at June 30, 2010	$23,053,061

Shares at December 31, 2009	84,322
Subscriptions	163,480

Shares at June 30, 2010	247,802
Net asset value per share:
June 30, 2010	$93.03

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/N Index Unleveraged Series

For the six months ended June 30, 2011 and 2010
 (Unaudited)

	June 30, 2011	June 30, 2010

Cash flows from operating activities
Net loss	$(1,953,011)	$(1,548,156)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(3,852,087)	(301,919)
Net unrealized loss on open futures contracts	5,405,082	223,224
Interest receivable	(348)	(29)
Other assets	18	-
Brokerage commissions payable	7,250	5,550
Management fee payable	14,857	7,666
Accrued expenses	533	120

Net cash and cash equivalents used in operating activities	(377,706)	(1,613,544)

Cash flows from financing activities
Subscriptions received, net of selling commissions	32,000,000	16,000,000

Net cash and cash equivalents provided by financing activities	32,000,000	16,000,000

Net increase in cash and cash equivalents	31,622,294	14,386,456

Cash and cash equivalents at beginning of period	39,805,018	7,999,557

Cash and cash equivalents at end of period	$71,427,312	$22,386,013

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/S Index Unleveraged Series

As of June 30, 2011 (Unaudited) and December 31, 2010

ASSETS	June 30, 2011	December 31, 2010

Cash and cash equivalents	$38,827,850	$10,576,394
Due from broker	4,166,340	1,822,731
Net unrealized gain on open futures contracts, at fair value	323,456	1,526,224
Interest receivable	237	-
Other assets	-	39

Total assets	$43,317,883	$13,925,388

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Brokerage commissions payable	$11,073	$4,198
Management fee payable	17,898	5,306
Accrued expenses	4,043	3,600

Total liabilities	33,014	13,104

Investors’ interest	43,284,869	13,912,284

Total liabilities and investors’ interest	$43,317,883	$13,925,388

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

June 30, 2011 (Unaudited)

	Number of	Unrealized gain	Percentage of investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Commodity	442	$4,426	0.01%

Short futures contracts
Commodity	(324)	319,030	0.74

Net unrealized gain on open futures contracts, at fair value		$323,456	0.75%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

December 31, 2010

	Number of	Unrealized gain	Percentage of investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Commodity	216	$1,658,684	11.92

Short futures contracts
Commodity	(30)	(132,460)	(0.95)

Net unrealized gain on open futures contracts, at fair value		$1,526,224	0.25%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM Commodity L/S Index Unleveraged Series

For the three and six months ended June 30, 2011 and 2010 (Unaudited)

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Investment income
Interest	$2,857	$15	$6,549	$15

Expenses
Brokerage commissions	40,115	13,517	62,590	16,714
Management fee	50,145	16,896	78,237	20,892
Operating expenses	22,709	12,249	46,295	15,364
Total expenses	112,969	42,662	187,122	52,970

Net investment loss	(110,112)	(42,647)	(180,573)	(52,955)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	(484,831)	(720,626)	736,922	(761,608)
Net change in unrealized appreciation and depreciation on investments	233,289	(396,502)	(1,203,586)	(226,119)
Net realized and unrealized loss on investments	(251,542)	(1,117,128)	(466,664)	(987,727)

Net loss	$(361,654)	$(1,159,775)	$(647,237)	$(1,040,682)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

For the six months ended June 30, 2011 (Unaudited)

Total Commodity L/S Unleveraged Series
Investors’ interest at December 31, 2010	$13,912,284
Subscriptions	5,000,000
Transfers	25,019,822
Net loss	(647,237)

Investors’ interest at June 30, 2011	$43,284,869

Shares at December 31, 2010	123,631
Subscriptions	44,805
Transfers	216,479

Shares at June 30, 2011	384,915
Net asset value per share:
June 30, 2011	$112.45

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

For the six months ended June 30, 2010 (Unaudited)

Total Commodity L/S Unleveraged Series
Investors’ interest at December 31, 2009	$3,246,160
Subscriptions	10,500,000
Net loss	(1,040,682)

Investors’ interest at June 30, 2010	$12,705,478

Shares at December 31, 2009	30,009
Subscriptions	93,622

Shares at June 30, 2010	123,631
Net asset value per share:
June 30, 2010	$102.77

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/S Index Unleveraged Series

For the six months ended June 30, 2011 and 2010
(Unaudited)

	June 30, 2011	June 30, 2010

Cash flows from operating activities
Net loss	$(647,237)	$(1,040,682)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(2,343,609)	767,154
Net unrealized loss on open futures contracts	1,202,768	224,984
Interest receivable	(237)	(14)
Other assets	39	-
Brokerage commissions payable	6,875	2,421
Management fee payable	12,592	4,202
Accrued expenses	443	(387)

Net cash and cash equivalents used in operating activities	(1,768,366)	(42,322)

Cash flows from financing activities
Subscriptions received, net of selling commissions	30,019,822	10,500,000

Net cash and cash equivalents provided by financing activities	30,019,822	10,500,000

Net increase in cash and cash equivalents	28,251,456	10,457,678

Cash and cash equivalents at beginning of period	10,576,394	186,896

Cash and cash equivalents at end of period	$38,827,850	$10,644,574

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

Trust Total

As of June 30, 2011 (Unaudited) and December 31, 2010

ASSETS	June 30, 2011	December 31, 2010

Cash and cash equivalents	$166,342,716	$120,228,220
Due from broker	29,478,442	18,793,453
Net unrealized gain on open futures contracts, at fair value	1,629,912	11,705,580
Interest receivable	604	1
Other assets	-	497

Total assets	$197,451,674	$150,727,751

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$1,268,649	$1,142,968
Brokerage commissions payable	80,511	71,884
Management fee payable	111,779	88,269
Subscriptions received in advance	225,942	32,728
Accrued expenses	35,474	49,119

Total liabilities	1,722,355	1,384,968

Investors’ interest	195,729,319	149,342,783

Total liabilities and investors’ interest	$197,451,674	$150,727,751

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

June 30, 2011 (Unaudited)

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	692	$909,386	0.46%
Commodity	1,621	151,354	0.08
	2,313	1,060,740	0.54

Short futures contracts
Commodity	(589)	569,172	0.29
	(589)	569,172	0.29

Net unrealized gain on open futures contracts, at fair value		$1,629,912	0.83%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

December 31, 2010

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	596	$879,400	0.59%
Commodity	1,637	11,893,512	7.96
	2,233	12,772,912	8.55

Short futures contracts
Financial	(266)	(556,062)	(0.37)
Commodity	(123)	(511,270)	(0.34)
	(389)	(1,067,332)	(0.71)

Net unrealized gain on open futures contracts, at fair value		$11,705,580	7.84%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Trust Total

For the three and six months ended June 30, 2011 and 2010 (Unaudited)

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Investment income
Interest	$15,958	$12,259	$51,198	$23,996

Expenses
Brokerage commissions	274,922	206,381	521,432	407,365
Management fee	333,867	240,990	631,018	477,600
Operating expenses	188,447	110,616	364,686	240,229
Total expenses	797,236	557,987	1,517,136	1,125,194

Net investment loss	(781,278)	(545,728)	(1,465,938)	(1,101,198)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	80,283	1,131,205	9,122,185	(2,540,843)
Net change in unrealized appreciation and depreciation on investments	(1,265,461)	(4,325,191)	(10,070,438)	624,039

Net realized and unrealized loss on investments	(1,185,178)	(3,193,986)	(948,253)	(1,916,804)

Net loss	$(1,966,456)	$(3,739,714)	$(2,414,191)	$(3,018,002)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

Trust Total

For the six months ended June 30, 2011 (Unaudited)

Total investor interest ($100 par value per share)
Investors’ interest at December 31, 2010	$149,342,783
Subscriptions	52,569,250
Redemptions	(3,768,523)
Net loss	(2,414,191)
Investors’ interest at June 30, 2011	$195,729,319

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

Trust Total

For the six months ended June 30, 2010 (Unaudited)

Total investor interest ($100 par value per share)
Investors’ interest at December 31, 2009	$104,578,954
Subscriptions	28,615,658
Redemptions	(18,758,046)
Net loss	(3,018,002)
Investors’ interest at June 30, 2010	$111,418,564

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Trust Total

For the six months ended June 30, 2011 and 2010
(Unaudited)

	June 30, 2011	June 30, 2010

Cash flows from operating activities
Net loss	$(2,414,191)	$(3,018,002)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(10,684,989)	996,358
Net unrealized (gain) loss on open futures contracts	10,075,668	(633,120)
Interest receivable	(603)	5,368
Other assets	497	(3,466)
Brokerage commissions payable	8,627	(4,951)
Management fee payable	23,510	(14,404)
Accrued expenses	(13,645)	(71,891)

Net cash and cash equivalents used in operating activities	(3,005,126)	(2,744,108)

Cash flows from financing activities
Subscriptions received, net of selling commissions	52,762,464	28,615,658
Redemptions paid	(3,642,842)	(40,454,668)

Net cash and cash equivalents provided by (used in) financing activities	49,119,622	(11,839,010)

Net increase (decrease) in cash and cash equivalents	46,114,496	(14,583,118)

Cash and cash equivalents at beginning of period	120,228,220	91,417,211

Cash and cash equivalents at end of period	$166,342,716	$76,834,093
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$1,268,649	$2,137,748
Subscriptions recorded which were received in advance	$32,728	$-

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
June 30, 2011

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

At June 30, 2011, the MLM Index™ Fund is comprised of four series: the MLM Index™ Unleveraged Series (“Unleveraged Series”), the MLM Index™  Leveraged Series (“Leveraged Series”), the MLM Commodity L/N  Index Unleveraged Series (“Commodity L/N” or “Commodity L/N Unleveraged Series”) and the MLM Commodity L/S Index Unleveraged Series (“Commodity L/S” or “Commodity L/S Unleveraged Series”).  MLM Index™ Fund and its series are collectively referred to herein as the “Trust”.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted.  In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial positions of the Trust and each Series as of June 30, 2011 and the results of its operations for the three months and six months ended June 30, 2011 and 2010.  The operating results for these interim periods may not be indicative of the results expected for a full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2010.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2011

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

Due from Brokers

Each Series' trading activities utilize one broker located in the United States. Due from broker represents cash balances held, and amounts receivable or payable for transactions not settled at June 30, 2011 and December 31, 2010.

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
June 30, 2011

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

As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2011 and December 31, 2010, all of the derivative instruments held by the Series are fair valued based on quoted prices in active markets (Level 1).

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

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2011

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

June 30, 2011	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Overnight money markets	$2,075,000	$115,000	$42,395,000	$28,816,000	$73,401,000
U.S. Government Agency Securities	32,188,827	21,654,065	29,008,824	9,974,595	92,826,311
Cash	30,669	19,594	22,447	35,637	108,347
Cash in Checking Account	1,992	2,407	1,041	1,618	7,058
Total	$34,296,488	$21,791,066	$71,427,312	$38,827,850	$166,342,716

December 31, 2010	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Overnight money markets	$820,000	$231,000	$10,789,000	$570,000	$12,410,000
U.S. Government Agency Securities	44,554,919	24,181,209	28,996,480	9,998,786	107,731,394
Cash	25,603	30,967	18,420	6,005	80,995
Cash in Checking Account	1,198	1,912	1,118	1,603	5,831
Total	$45,401,720	$24,445,088	$39,805,018	$10,576,394	$120,228,220

4. Investors’ Interest

The Trust is comprised of four series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the MLM Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage and the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage (collectively, the “Series”).  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.  Class A, Class B, Class C and Class D shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager. As of June 30, 2011, the MLM Commodity L/S Leveraged Series and the MLM Commodity L/N Leveraged Series have not commenced trading and have no assets. In addition, as of June 30, 2011 and December 31, 2010, the MLM Commodity L/S Unleveraged Series and the MLM Commodity L/N Unleveraged Series have never had any investors in classes A, B or C.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2011

4. Investors’ Interest (continued)

The Class A and Class C shares are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

5. Margin Requirements

The Trust had margin requirements as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Unleveraged Series	$854,931	$1,907,683
Leveraged Series	2,137,280	3,050,071
Commodity L/N Series	3,485,543	2,904,759
Commodity L/S Series	1,934,701	866,708
Total	$8,412,455	$8,729,221

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
June 30, 2011

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

The following tables reflect the fair value of each Series derivative financial instruments at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
Unleveraged Series	Asset	Liability	Asset	Liability
Financial futures	$297,304	$(38,147)	$380,310	$(285,131)
Commodity futures	208,778	(122,060)	1,545,069	(123,330)
Total	$506,082	$(160,207)	$1,925,379	$(408,461)

	June 30, 2011		December 31, 2010
Leveraged Series	Asset	Liability	Asset	Liability
Financial futures	$746,432	$(96,203)	$785,841	$(557,681)
Commodity futures	520,364	(311,125)	3,183,563	(255,480)
Total	$1,266,796	$(407,328)	$3,969,404	$(813,161)

	June 30, 2011		December 31, 2010
Commodity L/N Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$708,538	$(607,425)	$5,506,195	$-
Total	$708,538	$(607,425)	$5,506,195	$-

	June 30, 2011		December 31, 2010
Commodity L/S Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$851,996	$(528,540)	$1,658,684	$(132,460)
Total	$851,996	$(528,540)	$1,658,684	$(132,460)

	June 30, 2011		December 31, 2010
Trust Total	Asset	Liability	Asset	Liability
Financial futures	$1,043,736	$(134,350)	$1,166,151	$(842,812)
Commodity futures	2,289,676	(1,569,150)	11,893,511	(511,270)
Total	$3,333,412	$(1,703,500)	$13,059,662	$(1,354,082)

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2011

7. Derivative Financial Instruments (continued)

The following tables reflect the realized and unrealized gains (losses) on derivative financial instruments for the three months ended June 30, 2011 and 2010.

	Three months ended June 30, 2011			Three months ended June 30, 2010
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$570,546	$23,919	$594,465	$722,360	$(98,272)	$624,088
Commodity futures	(7,440)	(57,797)	(65,237)	16,182	(854,307)	(838,125)
Total	$563,106	$(33,878)	$529,228	$738,542	$(952,579)	$(214,037)

	Three months ended June 30, 2011			Three months ended June 30, 2010
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$1,563,348	$20,614	$1,583,962	$2,083,669	$(266,709)	$1,816,960
Commodity futures	1,528	(175,270)	(173,742)	(1,546)	(2,420,078)	(2,421,624)
Total	$1,564,876	$(154,656)	$1,410,220	$2,082,123	$(2,686,787)	$(604,664)

	Three months ended June 30, 2011			Three months ended June 30, 2010
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(1,562,868)	$(1,301,971)	$(2,864,839)	$(954,122)	$(290,080)	$(1,244,202)
Total	$(1,562,868)	$(1,301,971)	$(2,864,839)	$(954,122)	$(290,080)	$(1,244,202)

	Three months ended June 30, 2011			Three months ended June 30, 2010
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(484,831)	$233,682	$(251,149)	$(720,626)	$(396,141)	$(1,116,767)
Total	$(484,831)	$233,682	$(251,149)	$(720,626)	$(396,141)	$(1,116,767)

	Three months ended June 30, 2011			Three months ended June 30, 2010
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$2,133,894	$44,533	$2,178,427	$2,806,029	$(364,981)	$2,441,048
Commodity futures	(2,053,611)	(1,301,356)	(3,354,967)	(1,660,112)	(3,960,606)	(5,620,718)
Total	$80,283	$(1,256,823)	$(1,176,540)	$1,145,917	$(4,325,587)	$(3,179,670)

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2011

7. Derivative Financial Instruments (continued)

The following tables reflect the realized and unrealized gains (losses) on derivative financial instruments for the six months ended June 30, 2011 and 2010.

	Six months ended June 30, 2011			Six months ended June 30, 2010
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(97,043)	$163,978	$66,935	$14,016	$600,670	$614,686
Commodity futures	1,601,849	(1,335,021)	266,828	(64,476)	(335,681)	(400,157)
Total	$1,504,806	$(1,170,043)	$333,763	$(50,460)	$264,989	$214,529

	Six months ended June 30, 2011			Six months ended June 30, 2010
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$71,589	$422,431	$494,020	$(28,556)	$1,790,855	$1,762,299
Commodity futures	2,937,970	(2,718,844)	219,126	(432,448)	(974,512)	(1,406,960)
Total	$3,009,559	$(2,296,413)	$713,146	$(461,004)	$816,343	$355,339

	Six months ended June 30, 2011			Six months ended June 30, 2010
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$3,870,898	$(5,405,082)	$(1,534,184)	$(1,245,637)	$(223,226)	$(1,468,863)
Total	$3,870,898	$(5,405,082)	$(1,534,184)	$(1,245,637)	$(223,226)	$(1,468,863)

	Six months ended June 30, 2011			Six months ended June 30, 2010
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$736,922	$(1,202,768)	$(465,846)	$(761,608)	$(224,986)	$(986,594)
Total	$736,922	$(1,202,768)	$(465,846)	$(761,608)	$(224,986)	$(986,594)

	Six months ended June 30, 2011			Six months ended June 30, 2010
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(25,454)	$586,049	$560,595	$(14,540)	$2,391,525	$2,376,985
Commodity futures	9,147,639	(10,661,715)	(1,514,076)	(2,504,169)	(1,758,405)	(4,262,574)
Total	$9,122,185	$(10,075,666)	$953,481	$(2,518,709)	$633,120	$(1,885,589)

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2011

7. Derivative Financial Instruments (continued)

The following tables reflect the trading activity for derivative financial instruments for the three months ended June 30, 2011 and 2010:

	Number of Contracts Opened three months ending June 30, 2011	Number of Contracts Closed three months ending June 30, 2011	Number of Contracts Opened three months ending June 30, 2010	Number of Contracts Closed three months ending June 30, 2010
Unleveraged	538	525	1,406	1,527
Leveraged	1,401	1,418	3,951	4,346
Commodity L/N	1,770	1,908	307	440
Commodity L/S	1,333	1,230	1,590	1,705
Trust Total	5,042	5,081	7,254	8,018

The following tables reflect the trading activity for derivative financial instruments for the six months ended June 30, 2011 and 2010:

	Number of Contracts Opened six months ending June 30, 2011	Number of Contracts Closed six months ending June 30, 2011	Number of Contracts Opened six months ending June 30, 2010	Number of Contracts Closed six months ending June 30, 2010
Unleveraged	1,402	1,636	2,189	2,340
Leveraged	2,993	3,060	6,121	6,682
Commodity L/N	2,892	2,831	398	596
Commodity L/S	2,149	1,629	1,952	1,814
Trust Total	9,436	9,156	10,660	11,432

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2011

8. Financial Highlights

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the six months ended June 30, 2011:

	Unleveraged Series				Leveraged Series				Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2010	$113.91	$128.31	$112.67	$115.65	$95.00	$112.17	$91.75	$114.91	$112.17	$112.53
Income from investment operations:
Net investment expense	(1.07)	(0.56)	(0.78)	(0.51)	(1.51)	(0.95)	(1.12)	(0.97)	(0.49)	(0.45)
Net realized and unrealized gain (loss) on investment transactions	0.30	0.33	0.55	0.56	1.13	1.34	1.48	1.86	(1.22)	0.37
Total from investment operations	(0.77)	(0.23)	(0.23)	0.05	(0.38)	0.39	0.36	0.89	(1.71)	(.08)
Net asset value per share at June 30, 2011	$113.14	$128.08	$112.44	$115.70	$94.62	$112.56	$92.11	$115.80	$110.46	$112.45

Total Return:	(0.68)%	(0.18)%	(0.20%)	0.04%	(0.40)%	0.35%	(0.39)%	0.77%	(1.52)%	(0.07)%

Ratio to Average Investors’ Interest:
Net investment expense	(0.94)%	(0.46)%	(0.69)%	(0.47)%	(1.62)%	(0.87)%	(1.22)%	(0.87)%	(0.39)%	(0.32)%
Expenses	(0.98)%	(0.50)%	(0.73)%	(0.52)%	(1.64)%	(0.89)%	(1.24)%	(0.89)%	(0.42)%	(0.33)%

Total return is calculated as the change in the net asset value per share for the six months ended June 30, 2011.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the six months ended June 30, 2011.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2011

8. Financial Highlights (continued)

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the six months ended June 30, 2010:

	Unleveraged Series				Leveraged Series				Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2009	$113.28	$126.32	$110.99	$113.35	$90.73	$105.53	$86.24	$107.20	$102.00	$108.17
Loss from investment operations:
Net investment expense	(1.08)	(0.58)	(0.79)	(0.52)	(1.46)	(0.91)	(1.07)	(0.93)	(0.43)	(0.48)
Net realized and unrealized gain (loss) on investment transactions	(0.06)	(0.06)	0.19	0.19	0.09	0.10	0.45	0.57	(8.54)	(4.92)
Total from investment operations	(1.14)	(0.64)	(0.60)	(0.33)	(1.37)	(0.81)	(0.62)	(0.36)	(8.97)	(5.40)
Net asset value per share at June 30, 2010	$112.14	$125.68	$110.39	$113.02	$89.36	$104.72	$85.62	$106.84	$93.03	$102.77

Total Return:	(1.01)%	(0.51)%	(0.54)%	(0.29)%	(1.51)%	(0.77)%	(0.72)%	(0.34)%	(8.80)%	(4.99)%

Ratio to Average Investors’ Interest:
Net investment expense	(1.01)%	(0.49)%	(0.71)%	(0.49)%	(1.82)%	(0.88)%	(1.24)%	(0.90)%	(0.30)%	(0.34)%
Expenses	(1.05)%	(0.52)%	(0.75)%	(0.53)%	(1.84)%	(0.90)%	(1.26)%	(0.92)%	(0.30)%	(0.34)%

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

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2011

9. Subsequent Events

From July 1, 2011 through August 15, 2011, the Trust had subscriptions of $563,115 for the Unleveraged Series.
The Trust had redemptions of $992,824 for the Unleveraged Series.

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The purpose of the Trust is to replicate the results of the MLM Index™ or subset thereof, an index designed to measure the risk premium available to futures traders. Designed as such, the results of the Trust and each of its respective Series depend on two factors, the results of the MLM Index™ itself, and the Manager's ability to replicate that Index. It is important to note that the Manager also calculates the results of the MLM Index™. Thus, their role is twofold - to calculate the results of the MLM Index™, and to replicate the results of the MLM Index™ for the Trust. Any changes made to the composition of the MLM Index™ by the MLM Index™ Committee of the Manager will affect the trading of the Trust and each of the Series, since the objective is to replicate the MLM Index™ as published.

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

Summary of Critical Accounting Policies

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Other than accruals maintained in the normal course of business, neither management or the Trust prepares, maintains or updates any estimates.  Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Trust's significant accounting policies are described in detail in Note 2 of the Notes to Financial Statements.

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

Financial Condition

To replicate the results of the MLM Index™, each Series must effect trades on domestic or foreign futures exchanges. Since inception of operations the Series have used Refco, LLC as its futures commission merchant.  In October of 2005, the Series moved its clearing accounts to Citigroup Global Markets. The Manager deposits a percentage of the assets of the Series in separate accounts at Citigroup Global Markets. The amount deposited is determined by the margin requirement established by the exchanges to hold the positions in each Series. The margin requirement varies, but is generally about 2.4% of assets for each unleveraged series and 7.1% of assets for each leveraged series.

Each Series' assets are held in separate custodial accounts at State Street Bank and Trust (the “Bank”), one for each Series.   The Trust has contracted with Credit Suisse Asset Management (CSAM) to manage the money in these accounts so as to maximize the interest income which accrues to the Trust, while maintaining strict credit controls as determined by the CE Act. When Citigroup Global Markets requires additional assets to maintain the positions for a Seties, the Bank makes a wire transfer to Citigroup Global Markets. If Citigroup Global Markets has surplus assets in the accounts, Citigroup Global Markets makes a wire transfer to the accounts at the Bank.

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

Liquidity

The majority of each Series' assets are held in liquid short-term interest rate instruments. Each Series takes substantial exposure in futures markets, which requires relatively small deposits, called margin, to hold the positions. As at June 30, 2011, increases (decreases) in cash and cash equivalents amounted to approximately $(11.1m), $(2.7m), $31.6m and $28.3m for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively.  As at June 30, 2011, increases (decreases) in due from broker amounted to approximately $(1.5m), $(3.0m), ($3.9m) and ($2.3m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. Net cash generated from operations amounted to approximately $(0.3m), $(0.5m), $(0.4m) and $(1.8m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. For six month period ended June  30, 2011 the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series generated net income (loss) from operations of $(0.0m), $0.2m, $(2.0m) and $(0.6m), respectively. In general, each unleveraged Series will have about 5% of its assets on deposit with brokers as margin and each leveraged Series will have about 15% of its assets on deposit with brokers as margin, with the balance held in custodial accounts with a major financial institution.

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

Each Series incurs various kinds of credit risk in its operations. In order to facilitate the trading of a Series, assets must be placed with Futures Commission Merchants. Management of the Trust deals only with established registered firms, and monitors their financial condition on an ongoing basis. In addition, if a Series were to enter into over the counter transactions, additional counterparty risk would be incurred. There were no OTC transactions during the three months ended June 30, 2011 in any Series.

Index

Results of Operations

Results of Operations

At June 30, 2011 and December 31, 2010 the Series of the Trust had assets as follows:

Trust Series	June 30, 2011	December 31, 2010
Unleveraged Series	$40,176,192	$50,964,459
Leveraged Series	$34,897,881	$36,847,815
Commodity L/N Unleveraged Series	$79,059,718	$48,990,089
Commodity L/S Unleveraged Series	$43,317,883	$13,925,388
Total	$197,451,674	$150,727,751

At June 30, 2011 and December 31, 2010 the Series of the Trust had liabilities as follows:

Trust Series	June 30, 2011	December 31, 2010
Unleveraged Series	$396,131	$505,870
Leveraged Series	$1,227,071	$822,495
Commodity L/N Unleveraged Series	$66,139	$43,499
Commodity L/S Unleveraged Series	$33,014	$13,104
Total	$1,722,355	$1,384,968

Net income (loss) from operations for the Series of the Trust for the six months ended June 30, 2011 and 2010 was as follows:

Trust Series	June 30, 2011	June 30, 2010
Unleveraged Series	$(11,584)	$(131,335)
Leveraged Series	$197,641	$(297,829)
Commodity L/N Unleveraged Series	$(1,953,011)	$(1,548,156)
Commodity L/S Unleveraged Series	$(647,237)	$(1,040,682)
Total	$(2,414,191)	$(3,018,002)

The Trust’s net income (loss) is directly related to the performance of the MLM Index™, which the Trust is designed to replicate.  For the six months ended June 30, 2011, MLM Index™ performance was +0.76%, -0.65% and +.79% for the MLM Index, MLM Commodity Index L/N and the MLM Commodity Index L/S respectively.  Performance was +0.49%, -8.14% and -4.48% respectively for the same period ended June 30, 2010.  A Series' performance may be negative in years when the MLM Index™ is positive or have greater losses when the MLM Index™ is negative due to the timing of subscriptions and redemptions, and the fees charged. Since inception of the Trust, the correlation of monthly results between each Series and the MLM Index™ adjusted for fees is 0.99.

Index

The following table represents the performance by class for the MLM Index™ Fund for the six months ended June 30, 2011 and June 30, 2010.

June 30, 2011

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series	Unleveraged Commodity L/S Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class D Shares

Total Return:	(0.68)%	(0.18)%	(0.20)%	0.04%	(0.40)%	0.35%	0.39%	0.77%	(1.52)%	(0.07)%

June 30, 2010:

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series	Unleveraged Commodity L/S Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class D Shares

Total Return:	(1.01)%	(0.51)%	(0.54)%	(0.29)%	(1.51)%	(0.77)%	(0.72)%	(0.34)%	(8.80)%	(4.99)%

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

2.
For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability.  It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  For daily returns, this estimate is a loss of 1.44%.  For monthly returns the estimate is loss of 6.49%.

3.
To ascertain a dollar loss amount for each Series, the assets of the Series as of June 30, 2011 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets.  Based on the asset levels as of June 30, 2011, the manager estimates that the amount each Series of the Trust could expect to lose as follows in any given day and in any given month.

Trust Series	Any Given Day	Any Given Month
Unleveraged Series	$578,234	$2,605,828

Leveraged Series	$1,513,085	$6,790,430
Commodity L/N Unleveraged Series	$3,956,997	$6,939,269
Commodity L/S Unleveraged Series	$1,437,891	$5,359,613

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

The President and the Chief Operating Officer of the Manager (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner.  The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level.  As of June 30, 2011, the Certifying Officers evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act).  Furthermore, the Certifying Officers concluded that disclosure controls and procedures in place were designed to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are (i) recorded, processed, summarized and reported on a timely basis in accordance with Commission rules and regulations; and (ii) accumulated and communicated to the Certifying Officers and other persons that perform similar functions, if any, to allow them to make timely decisions regarding required disclosure in periodic filings.  There have been no significant changes in the Trust’s internal control over financial reporting in the quarter ended June 30, 2011 that has materially affected or is reasonably likely to materially affect the Trust’s internal control over financial reporting.

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). We have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on such evaluation we have concluded these disclosure controls are effective as of June 30, 2011.

Index

(b) Changes in internal control over financial reporting. There has been no change in the Trust and/or its Series' internal control over financial reporting that occurred in the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust and/or its Series’ internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Manager is not aware of any proceedings threatened or pending against the Trust and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.

Item 1a.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series	Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
Apr-11 Subscriptions	$-	$-	$-	$300,000	$-	$-	$-	$-	$-	$-
Subscriptions Units	-	-	-	2,579	-	-	-	-	-	-
# of Purchasers				2
Unit Price	$-	$-	$-	$116.35	$-	$-	$-	$-	$-	$-

May-11 Subscriptions	$-	$-	$-	$1,015,000	$-	$-	$-	$-	$-	$5,000,000
Subscriptions Units	-	-	-	8,789	-	-	-	-	-	44,805
# of Purchasers				3						1
Unit Price	$-	$-	$-	$115.48	$-	$-	$-	$-	$-	$111.60

Jun-11 Subscriptions	$-	$-	$-	$250,000	$-	$-	$-	$-	$-	$-
Subscriptions Units	-	-	-	2,161	-	-	-	-	-	-
# of Purchasers				3
Unit Price	$-	$-	$-	$115.70	$-	$-	$-	$-	$-	$-

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100	XBRL-Related Documents will be included in the Registrants 10Q-A to be filed by September 14, 2011

101	Interactive Data File will be included in the Registrants 10Q-A to be filed by September 14, 2011

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By:	Mount Lucas Management LP
Its:	Manager

By:	/s/ Timothy J. Rudderow, Sr
Timothy J. Rudderow, Sr
President

Date: August 15, 2011