Form 10-Q/A
period 2011-06-30
MLM INDEX FUND
filed 2011-09-14
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

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

Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,”  “large accelerated filer,” and “smaller reporting company” “in Rule 12-b-2 of the Exchange Act. (Check One):
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐  No ☒

EXPLANATORY NOTE

MLM INDEX FUND, is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 15, 2011, for the sole purpose of furnishing the XBRL Interactive Data Files as Exhibit 101.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2011

7. Derivative Financial Instruments (continued)

The following tables reflect the trading activity for derivative financial instruments for the three months ended June 30, 2011 and 2010:

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	three months ending June 30, 2011	three months ending June 30, 2011	three months ending June 30, 2010	three months ending June 30, 2010
Unleveraged	538	525	1,406	1,527
Leveraged	1,401	1,418	3,951	4,346
Commodity L/N	1,770	1,908	307	440
Commodity L/S	1,333	1,230	1,590	1,705
Trust Total	5,042	5,081	7,254	8,018

The following tables reflect the trading activity for derivative financial instruments for the six months ended June 30, 2011 and 2010:

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	six months ending June 30, 2011	six months ending June 30, 2011	six months ending June 30, 2010	six months ending June 30, 2010
Unleveraged	1,402	1,636	2,189	2,340
Leveraged	2,993	3,060	6,121	6,682
Commodity L/N	2,892	2,831	398	596
Commodity L/S	2,149	1,629	1,952	1,814
Trust Total	9,436	9,156	10,660	11,432

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

Item 1a. Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series	Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
Apr-11 Subscriptions	$-	$-	$-	$300,000	$-	$-	$-	$-	$-	$-
Subscriptions Units	-	-	-	2,579	-	-	-	-	-	-
# of Purchasers				2
Unit Price	$-	$-	$-	$116.35	$-	$-	$-	$-	$-	$-

May-11 Subscriptions	$-	$-	$-	$1,015,000	$-	$-	$-	$-	$-	$5,000,000
Subscriptions Units	-	-	-	8,789	-	-	-	-	-	44,805
# of Purchasers				3						1
Unit Price	$-	$-	$-	$115.48	$-	$-	$-	$-	$-	$111.60

Jun-11 Subscriptions	$-	$-	$-	$250,000	$-	$-	$-	$-	$-	$-
Subscriptions Units	-	-	-	2,161	-	-	-	-	-	-
# of Purchasers				3
Unit Price	$-	$-	$-	$115.70	$-	$-	$-	$-	$-	$-

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By:	Mount Lucas Management LP
Its:	Manager

By:	/s/ Timothy J. Rudderow, Sr
Timothy J. Rudderow, Sr
President

Date: September 14, 2011