Form 10-Q
period 2011-09-30
MLM INDEX FUND
filed 2011-11-14
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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
Yes ☐  No  ☒

Index

MLM Index™ Fund
Index to FORM 10-Q
September 30, 2011

Index

Item 1.	Financial Statements.

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Unleveraged Series

As of September 30, 2011 (Unaudited) and December 31, 2010

ASSETS	September 30, 2011	December 31, 2010

Cash and cash equivalents	$33,337,344	$45,401,720
Due from broker	6,791,225	4,045,381
Net unrealized gain on open futures contracts, at fair value	178,005	1,516,918
Interest receivable	11	-
Other assets	-	440

Total assets	$40,306,585	$50,964,459

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$1,332,517	$428,614
Brokerage commissions payable	16,007	19,861
Management fee payable	20,081	23,873
Subscriptions received in advance	5,045	11,622
Accrued expenses	12,470	21,900

Total liabilities	1,386,120	505,870

Investors’ interest	38,920,465	50,458,589

Total liabilities and investors’ interest	$40,306,585	$50,964,459

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Unleveraged Series

September 30, 2011 (Unaudited)

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	157	$(80,233)	(0.21)%
Commodity	90	(344,785)	(0.89)
	247	(425,018)	(1.10)

Short futures contracts
Financial	(34)	76,963	0.20
Commodity	(86)	526,060	1.35
	(120)	603,023	1.55
Net unrealized gain on open futures contracts, at fair value		$178,005	0.45%

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Unleveraged Series

For the three and nine months ended September 30, 2011 and 2010 (Unaudited)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Investment income
Interest	$2,028	$10,230	$20,644	$25,641

Expenses
Brokerage commissions	50,522	57,813	166,142	175,175
Management fee	59,816	65,688	196,241	197,320
Operating expenses	49,951	53,458	155,067	161,046

Total expenses	160,289	176,959	517,450	533,541

Net investment loss	(158,261)	(166,729)	(496,806)	(507,900)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	1,273,844	(357,400)	2,778,650	(412,160)
Net change in unrealized appreciation and depreciation on investments	(183,005)	998,041	(1,360,850)	1,262,637

Net realized and unrealized gain on investments	1,090,839	640,641	1,417,800	850,477

Net income	$932,578	$473,912	$920,994	$342,577

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

For the nine months ended September 30, 2011 (Unaudited)

	Unleveraged Series

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series
Investors’ interest at December 31, 2010	$3,830,270	$6,168,071	$1,281	$40,458,967	$50,458,589
Subscriptions	-	67,314	-	16,285,000	16,352,314
Redemptions	(335,086)	(1,261,780)	-	(2,215,194)	(3,812,060)
Transfers	22,864	(2,414)	-	(25,019,822)	(24,999,372)
Net income	51,832	107,962	26	761,174	920,994

Investors’ interest at September 30, 2011	$3,569,880	$5,079,153	$1,307	$30,270,125	$38,920,465

Shares at December 31, 2010	33,625	48,074	11	349,853
Subscriptions	-	515	-	140,760
Redemptions	(2,894)	(9,788)	-	(18,683)
Transfers	202	(19)	-	(216,358)

Shares at September 30, 2011	30,933	38,782	11	255,572
Net asset value per share:
September 30, 2011	$115.41	$130.96	$114.96	$118.44

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

For the nine months ended September 30, 2010 (Unaudited)

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Unleveraged Series

For the nine months ended September 30, 2011 and 2010
(Unaudited)

	September 30, 2011	September 30, 2010

Cash flows from operating activities
Net income	$920,994	$342,577
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities
Net change in operating assets and liabilities
Due from broker	(2,745,844)	10,842,815
Net unrealized (gain) loss on open futures contracts	1,338,913	(1,226,284)
Interest receivable	(11)	3,641
Other assets	440	(17,432)
Brokerage commissions payable	(3,854)	(4,538)
Management fee payable	(3,792)	(9,945)
Accrued expenses	(9,430)	(24,698)

Net cash and cash equivalents (used in) provided by operating activities	(502,584)	9,906,136

Cash flows from financing activities
Subscriptions received, net of selling commissions	16,345,737	12,554,366
Redemptions paid	(27,907,529)	(33,115,315)

Net cash and cash equivalents used infinancing activities	(11,561,792)	(20,560,949)

Net decrease in cash and cash equivalents	(12,064,376)	(10,654,813)

Cash and cash equivalents at beginning of period	45,401,720	56,122,787

Cash and cash equivalents at end of period	$33,337,344	$45,467,974

Supplemental disclosure of non-cash financing activities:
Redemptions payable	$1,332,517	$356,036

Subscriptions recorded which were received in advance	$11,622	$-

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Leveraged Series

As of September 30, 2011 (Unaudited) and December 31, 2010

ASSETS	September 30, 2011	December 31, 2010

Cash and cash equivalents	$18,260,080	$24,445,088
Due from broker	15,297,855	9,246,484
Net unrealized gain on open futures contracts, at fair value	483,015	3,156,243

Total assets	$34,040,950	$36,847,815

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$510,044	$714,354
Brokerage commissions payable	33,122	33,114
Management fee payable	42,116	40,502
Subscriptions received in advance	6,193	21,106
Accrued expenses	8,732	13,419

Total liabilities	600,207	822,495

Investors’ interest	33,440,743	36,025,320

Total liabilities and investors’ interest	$34,040,950	$36,847,815

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Leveraged Series

September 30, 2011 (Unaudited)

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	411	$(201,014)	(0.60)%
Commodity	236	(914,430)	(2.73)
	647	(1,115,444)	(3.33)

Short futures contracts
Financial	(90)	208,119	0.62
Commodity	(225)	1,390,340	4.16
	(315)	1,598,459	4.78

Net unrealized gain on open futures contracts, at fair value		$483,015	1.45%

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Leveraged Series

For the three and nine months ended September 30, 2011 and 2010 (Unaudited)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Investment income
Interest	$622	$5,490	$8,096	$14,029

Expenses
Brokerage commissions	103,753	109,918	314,220	358,107
Management fee	123,196	128,167	373,610	421,869
Operating expenses	39,689	40,843	115,813	135,389

Total expenses	266,638	278,928	803,643	915,365

Net investment loss	(266,016)	(273,438)	(795,547)	(901,336)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	3,117,977	(1,278,796)	6,127,536	(1,757,633)
Net change in unrealized appreciation and depreciation on investments	(437,543)	2,393,527	(2,719,930)	3,202,433

Net realized and unrealized gain on investments	2,680,434	1,114,731	3,407,606	1,444,800

Net income	$2,414,418	$841,293	$2,612,059	$543,464

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the nine months ended September 30, 2011 (Unaudited)

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series
Investors’ interest at December 31, 2010	$2,704,543	$9,562,485	$1,238	$23,757,054	$36,025,320
Subscriptions	-	68,428	-	50,000	118,428
Redemptions	(210,079)	(1,163,436)	-	(3,921,099)	(5,294,614)
Transfers	(22,864)	2,414	-	-	(20,450)
Net income	158,348	643,538	91	1,810,082	2,612,059

Investors’ interest at September 30, 2011	$2,629,948	$9,113,429	$1,329	$21,696,037	$33,440,743

Shares at December 31, 2010	28,468	85,250	14	206,739
Subscriptions	-	575	-	430
Redemptions	(2,127)	(10,101)	-	(32,260)
Transfers	(243)	21	-	-

Shares at September 30, 2011	26,098	75,745	14	174,909
Net asset value per share:
September 30, 2011	$100.77	$120.32	$98.49	$124.04

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the nine months ended September 30, 2010 (Unaudited)

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Leveraged Series

For the nine months ended September 30, 2011 and 2010
 (Unaudited)

	September 30, 2011	September 30, 2010

Cash flows from operating activities
Net income	$2,612,059	$543,464
Adjustments to reconcile net income (loss) to net cash and cash equivalents (used in) provided by operating activities
Net change in operating assets and liabilities
Due from broker	(6,051,371)	14,539,239
Net unrealized (gain) loss on open futures contracts	2,673,228	(3,099,296)
Interest receivable	-	1,773
Other assets	-	(6,975)
Brokerage commissions payable	8	(3,409)
Management fee payable	1,614	(15,970)
Accrued expenses	(4,687)	(33,417)

Net cash and cash equivalents (used in) provided by operating activities	(769,149)	11,925,409

Cash flows from financing activities
Subscriptions received, net of selling commissions	103,515	692,025
Redemptions paid	(5,519,374)	(11,404,068)

Net cash and cash equivalents used in financing activities	(5,415,859)	(10,712,043)

Net (decrease) increase in cash and cash equivalents	(6,185,008)	1,213,366

Cash and cash equivalents at beginning of period	24,445,088	27,107,971

Cash and cash equivalents at end of period	$18,260,080	$28,321,337

Supplemental disclosure of non-cash financing activities:
Redemptions payable	$510,044	$413,581

Subscriptions recorded which were received in advance	$21,106	$-

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/N Index Unleveraged Series

As of September 30, 2011 (Unaudited) and December 31, 2010

ASSETS	September 30, 2011	December 31, 2010

Cash and cash equivalents	$72,573,582	$39,805,018
Due from broker	8,711,942	3,678,857
Net unrealized gain on open futures contracts, at fair value	-	5,506,195
Interest receivable	358	1
Other assets	-	18

Total assets	$81,285,882	$48,990,089

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	$2,925,404	$-
Brokerage commissions payable	26,863	14,711
Management fee payable	35,476	18,588
Accrued expenses	10,740	10,200

Total liabilities	2,998,483	43,499

Investors’ interest	78,287,399	48,946,590

Total liabilities and investors’ interest	$81,285,882	$48,990,089

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N IndexUnleveraged Series

September 30, 2011 (Unaudited)

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Commodity	748	$(2,925,404)	(3.74)%

Net unrealized loss on open futures contracts, at fair value		$(2,925,404)	(3.74)%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N IndexUnleveraged Series

December 31, 2010

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Commodity	753	$5,506,195	11.25%

Net unrealized gain on open futures contracts, at fair value		$5,506,195	11.25%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM Commodity L/N IndexUnleveraged Series

For the three and nine months ended September 30, 2011 and 2010 (Unaudited)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Investment income
Interest	$4,885	$72	$23,444	$103

Expenses
Brokerage commissions	82,153	28,343	214,908	53,442
Management fee	102,693	35,429	268,635	66,803
Operating expenses	82,507	25,321	219,658	48,052
Total expenses	267,353	89,093	703,201	168,297

Net investment loss	(262,468)	(89,021)	(679,757)	(168,194)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	1,184,278	(35,297)	5,055,176	(1,280,935)
Net change in unrealized appreciation and depreciation on investments	(3,027,990)	1,629,762	(8,434,610)	1,406,418

Net realized and unrealized gain (loss) on investments	(1,843,712)	1,594,465	(3,379,434)	125,483

Net income (loss)	$(2,106,180)	$1,505,444	(4,059,191)	$(42,711)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N IndexUnleveraged Series

For the nine months ended September 30, 2011 (Unaudited)

Total Commodity L/N Unleveraged Series
Investors’ interest at December 31, 2010	$48,946,590
Subscriptions	33,400,000
Net loss	(4,059,191)

Investors’ interest at September 30, 2011	$78,287,399

Shares at December 31, 2010	436,372
Subscriptions	290,739

Shares at September 30, 2011	727,111
Net asset value per share:
September 30, 2011	$107.67

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSEDSTATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N IndexUnleveraged Series

For the nine months ended September 30, 2010 (Unaudited)

Total Commodity L/N Unleveraged Series
Investors’ interest at December 31, 2009	$8,601,217
Subscriptions	24,600,000
Net loss	(42,711)

Investors’ interest at September 30, 2010	$33,158,506

Shares at December 31, 2009	84,322
Subscriptions	254,692

Shares at September 30, 2010	339,014
Net asset value per share:
September 30, 2010	$97.81

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/N IndexUnleveraged Series

For the nine months ended September 30, 2011 and 2010
 (Unaudited)

	September 30, 2011	September 30, 2010

Cash flows from operating activities
Net loss	$(4,059,191)	$(42,711)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(5,033,085)	(1,265,995)
Net unrealized loss (gain) on open futures contracts	8,431,599	(1,406,458)
Interest receivable	(357)	(2)
Other assets	18	(28)
Brokerage commissions payable	12,152	8,899
Management fee payable	16,888	11,315
Accrued expenses	540	-

Net cash and cash equivalents used in operating activities	(631,436)	(2,694,980)

Cash flows from financing activities
Subscriptions received, net of selling commissions	33,400,000	24,600,000

Net cash and cash equivalents provided by financing activities	33,400,000	24,600,000

Net increase in cash and cash equivalents	32,768,564	21,905,020

Cash and cash equivalents at beginning of period	39,805,018	7,999,557

Cash and cash equivalents at end of period	$72,573,582	$29,904,577

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/S Index Unleveraged Series

As of September 30, 2011 (Unaudited) and December 31, 2010

ASSETS	September 30, 2011	December 31, 2010

Cash and cash equivalents	$40,693,391	$10,576,394
Due from broker	5,324,422	1,822,731
Net unrealized gain on open futures contracts, at fair value	829,839	1,526,224
Interest receivable	237	-
Other assets	-	39

Total assets	$46,847,889	$13,925,388

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Brokerage commissions payable	$14,459	$4,198
Management fee payable	19,079	5,306
Accrued expenses	4,073	3,600
Subscriptions received in advance	2,000,000	-

Total liabilities	2,037,611	13,104

Investors’ interest	44,810,278	13,912,284

Total liabilities and investors’ interest	$46,847,889	$13,925,388

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

September 30, 2011 (Unaudited)

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Commodity	413	$(1,587,321)	(3.54)%

Short futures contracts
Commodity	(396)	2,417,160	5.39%

Net unrealized gain on open futures contracts, at fair value		$829,839	1.85%

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM Commodity L/S Index Unleveraged Series

For the three and nine months ended September 30, 2011 and 2010 (Unaudited)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Investment income
Interest	$1,929	$25	$8,478	$40

Expenses
Brokerage commissions	44,705	12,308	107,295	29,023
Management fee	55,882	15,386	134,119	36,278
Operating expenses	43,047	11,246	89,342	26,610
Total expenses	143,634	38,940	330,756	91,911

Net investment loss	(141,705)	(38,915)	(322,278)	(91,871)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	1,161,284	(1,149,712)	1,898,206	(1,911,320)
Net change in unrealized appreciation and depreciation on investments	505,830	709,338	(697,756)	483,219

Net realized and unrealized gain (loss) on investments	1,667,114	(440,374)	1,200,450	(1,428,101)

Net income (loss)	$1,525,409	$(479,289)	$878,172	$(1,519,972)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSEDSTATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

For the nine months ended September 30, 2011 (Unaudited)

Total Commodity L/S Unleveraged Series
Investors’ interest at December 31, 2010	$13,912,284
Subscriptions	5,000,000
Transfers	25,019,822
Net income	878,172

Investors’ interest at September 30, 2011	$44,810,278

Shares at December 31, 2010	123,631
Subscriptions	44,805
Transfers	216,479

Shares at September 30, 2011	384,915
Net asset value per share:
September 30, 2011	$116.42

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSEDSTATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

For the nine months ended September 30, 2010 (Unaudited)

Total Commodity L/S Unleveraged Series
Investors’ interest at December 31, 2009	$3,246,160
Subscriptions	10,500,000
Net loss	(1,519,972)

Investors’ interest at September 30, 2010	$12,226,188

Shares at December 31, 2009	30,009
Subscriptions	93,622

Shares at September 30, 2010	123,631
Net asset value per share:
September 30, 2010	$98.89

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/S Index Unleveraged Series

For the nine months ended September 30, 2011 and 2010
(Unaudited)

	September 30, 2011	September 30, 2010

Cash flows from operating activities
Net income (loss)	$878,172	$(1,519,972)
Adjustments to reconcile net gain ( loss) to net cash and cash equivalents (used in) provided by operating activities
Net change in operating assets and liabilities
Due from broker	(3,501,691)	1,918,869
Net unrealized loss (gain) on open futures contracts	696,385	(483,844)
Interest receivable	(237)	-
Other assets	39	(42)
Brokerage commissions payable	10,261	3,709
Management fee payable	13,773	3,812
Accrued expenses	473	(468)

Net cash and cash equivalents (used in) provided by operating activities	(1,902,825)	(77,936)

Cash flows from financing activities
Subscriptions received, net of selling commissions	32,019,822	10,500,000

Net cash and cash equivalents provided by financing activities	32,019,822	10,500,000

Net increase in cash and cash equivalents	30,116,997	10,422,064

Cash and cash equivalents at beginning of period	10,576,394	186,896

Cash and cash equivalents at end of period	$40,693,391	$10,608,960

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

Trust Total

As of September 30, 2011 (Unaudited) and December 31, 2010

ASSETS	September 30, 2011	December 31, 2010

Cash and cash equivalents	$164,864,397	$120,228,220
Due from broker	36,125,444	18,793,453
Net unrealized gain on open futures contracts, at fair value	1,490,859	11,705,580
Interest receivable	606	1
Other assets	-	497

Total assets	$202,481,306	$150,727,751

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$1,842,561	$1,142,968
Net unrealized loss on open futures contracts, at fair value	2,925,404	-
Brokerage commissions payable	90,451	71,884
Management fee payable	116,752	88,269
Subscriptions received in advance	2,011,238	32,728
Accrued expenses	36,015	49,119

Total liabilities	7,022,421	1,384,968

Investors’ interest	195,458,885	149,342,783

Total liabilities and investors’ interest	$202,481,306	$150,727,751

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

September 30, 2011 (Unaudited)

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	568	$(281,247)	(0.14)%
Commodity	1,487	(5,771,940)	(2.95)
	2,055	(6,053,187)	(3.09)

Short futures contracts
Financial	(124)	285,082	0.15
Commodity	(707)	4,333,560	2.22
	(831)	4,618,642	2.37
Net unrealized loss on open futures contracts, at fair value		$(1,434,545)	(0.72)%

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Trust Total

For the three and nine months ended September 30, 2011 and 2010 (Unaudited)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Investment income
Interest	$9,464	$15,817	$60,662	$39,813

Expenses
Brokerage commissions	281,133	208,382	802,565	615,747
Management fee	341,587	244,670	972,605	722,270
Operating expenses	215,194	130,868	579,880	371,097
Total expenses	837,914	583,920	2,355,050	1,709,114

Net investment loss	(828,450)	(568,103)	(2,294,388)	(1,669,301)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	6,737,383	(2,821,205)	15,859,568	(5,362,048)
Net change in unrealized appreciation and depreciation on investments	(3,142,708)	5,730,668	(13,213,146)	6,354,707

Net realized and unrealized loss on investments	3,594,675	2,909,463	2,646,422	992,659

Net income (loss)	$2,766,225	$2,341,360	$352,034	$(676,642)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSEDSTATEMENT OF CHANGES IN INVESTORS’ INTEREST

Trust Total

For the nine months ended September 30, 2011 (Unaudited)

Total investor interest ($100 par value per share)
Investors’ interest at December 31, 2010	$149,342,783
Subscriptions	54,870,742
Redemptions	(9,106,674)
Net income	352,034

Investors’ interest at September 30, 2011	$195,458,885

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSEDSTATEMENT OF CHANGES IN INVESTORS’ INTEREST

Trust Total

For the nine months ended September 30, 2010 (Unaudited)

Total investor interest ($100 par value per share)
Investors’ interest at December 31, 2009	$104,578,954
Subscriptions	46,824,548
Redemptions	(21,268,387)
Net loss	(676,642)

Investors’ interest at September 30, 2010	$129,458,473

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Trust Total

For the nine months ended September 30, 2011 and 2010
(Unaudited)

	September 30, 2011	September 30, 2010

Cash flows from operating activities
Net income (loss)	$352,034	$(676,642)
Adjustments to reconcile net gain (loss) to net cash and cash equivalents (used in) provided by operating activities
Net change in operating assets and liabilities
Due from broker	(17,331,992)	26,034,928
Net unrealized (gain) loss on open futures contracts	13,140,126	(6,215,882)
Interest receivable	(605)	5,412
Other assets	497	(24,477)
Brokerage commissions payable	18,567	4,661
Management fee payable	28,483	(10,788)
Accrued expenses	(13,104)	(58,583)

Net cash and cash equivalents (used in) provided by operating activities	(3,805,994)	19,058,629

Cash flows from financing activities
Subscriptions received, net of selling commissions	56,849,252	48,158,930
Redemptions paid	(8,407,081)	(44,331,922)

Net cash and cash equivalents provided by financing activities	48,442,171	3,827,008

Net increase in cash and cash equivalents	44,636,177	22,885,637

Cash and cash equivalents at beginning of period	120,228,220	91,417,211

Cash and cash equivalents at end of period	$164,864,397	$114,302,848

Supplemental disclosure of non-cash financing activities:
Redemptions payable	$1,842,561	$769,617

Subscriptions recorded which were received in advance	$32,728	$-

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2011

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

At September 30, 2011, the MLM Index™ Fund is comprised of four series: the MLM Index™ Unleveraged Series (“Unleveraged Series”), the MLM Index™ Leveraged Series (“Leveraged Series”), the MLM Commodity L/N  Index Unleveraged Series (“Commodity L/N” or “Commodity L/N Unleveraged Series”) and the MLM Commodity L/S Index Unleveraged Series (“Commodity L/S” or “Commodity L/S Unleveraged Series”).  MLM Index™ Fund and its series are collectively referred to herein as the “Trust”.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted.  In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial positions of the Trust and each Series as of September 30, 2011 and the results of its operations for the three months and nine months ended September 30, 2011 and 2010.  The operating results for these interim periods may not be indicative of the results expected for a full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2010.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2011

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

Due from Brokers

Each Series' trading activities utilize one broker located in the United States. Due from broker represents cash balances held, and amounts receivable or payable for transactions not settled at September 30, 2011 and December 31, 2010.

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
September 30, 2011

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

As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2011 and December 31, 2010, all of the derivative instruments held by the Series are fair valued based on quoted prices in active markets (Level 1).

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

Income Taxes

Each of the Series of the Trust are classified for Federal income tax purposes as separate partnerships. Investors in each Series will reflect their proportionate share of realized profit or loss on their separate tax returns. Accordingly, no provisions for income taxes are required for the Trust or any Series.

All of the Series of the Trust recognize tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions were “more likely than not” to be sustained assuming examination by tax authorities.  The Manager has reviewed all of the Series of the Trust’s tax positions for all open years (after December 31, 2006) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements.  The Trust has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense.  The 2007 through 2010 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Redemptions Payable

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value of each Series by the number of outstanding investors’ interests for that Series.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2011

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

September 30, 2011	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Overnight money markets	$1,114,000	$11,000	$43,538,000	$30,681,000	$75,344,000
U.S. Government Agency Securities	32,189,146	18,158,471	29,004,217	9,984,730	89,336,564
Cash	32,324	87,777	29,396	26,182	175,679
Cash in Checking Account	1,874	2,832	1,969	1,479	8,154

Total	$33,337,344	$18,260,080	$72,573,582	$40,693,391	$164,864,397

December 31, 2010	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Overnight money markets	$820,000	$231,000	$10,789,000	$570,000	$12,410,000
U.S. Government Agency Securities	44,554,919	24,181,209	28,996,480	9,998,786	107,731,394
Cash	25,603	30,967	18,420	6,005	80,995
Cash in Checking Account	1,198	1,912	1,118	1,603	5,831

Total	$45,401,720	$24,445,088	$39,805,018	$10,576,394	$120,228,220

4. Investors’ Interest

The Trust is comprised of four series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the MLM Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage and the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage (collectively, the “Series”).  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.  Class A, Class B, Class C and Class D shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager. As of September 30, 2011, the MLM Commodity L/S Leveraged Series and the MLM Commodity L/N Leveraged Series have not commenced trading and have no assets. In addition, as of September 30, 2011 and December 31, 2010, the MLM Commodity L/S Unleveraged Series and the MLM Commodity L/N Unleveraged Series have never had any investors in classes A, B or C.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2011

4. Investors’ Interest (continued)

The Class A and Class C shares are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

5. Margin Requirements

The Trust had margin requirements as follows at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Unleveraged Series	$1,038,780	$1,907,683
Leveraged Series	2,713,241	3,050,071
Commodity L/N Series	3,358,801	2,904,759
Commodity L/S Series	2,164,182	866,708

Total	$9,275,004	$8,729,221

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
September 30, 2011

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

The following tables reflect the fair value of each Series derivative financial instruments at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
Unleveraged Series	Asset	Liability	Asset	Liability
Financial futures	$345,115	$(348,385)	$380,310	$(285,131)
Commodity futures	557,800	(376,525)	1,545,069	(123,330)
Total	$902,915	$(724,910)	$1,925,379	$(408,461)

	September 30, 2011		December 31, 2010
Leveraged Series	Asset	Liability	Asset	Liability
Financial futures	$918,034	$(910,929)	$785,841	$(557,681)
Commodity futures	1,472,500	(996,590)	3,183,563	(255,480)
Total	$2,390,534	$(1,907,519)	$3,969,404	$(813,161)

	September 30, 2011		December 31, 2010
Commodity L/N Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$58,270	$(2,983,674)	$5,506,195	$-
Total	$58,270	$(2,983,674)	$5,506,195	$-

	September 30, 2011		December 31, 2010
Commodity L/S Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$2,561,080	$(1,731,241)	$1,658,684	$(132,460)
Total	$2,561,080	$(1,731,241)	$1,658,684	$(132,460)

	September 30, 2011		December 31, 2010
Trust Total	Asset	Liability	Asset	Liability
Financial futures	$1,263,149	$(1,259,314)	$1,166,151	$(842,812)
Commodity futures	4,649,650	(6,088,030)	11,893,511	(511,270)
Total	$5,912,799	$(7,347,344)	$13,059,662	$(1,354,082)

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2011

7. Derivative Financial Instruments (continued)

The following tables reflect the realized and unrealized gains (losses) on derivative financial instruments for the three months ended September 30, 2011 and 2010.

	Three months ended September 30, 2011			Three months ended September 30, 2010
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$975,031	$(262,427)	$712,604	$502,092	$339,555	$841,647
Commodity futures	298,813	94,557	393,370	(867,787)	621,472	(246,315)
Total	$1,273,844	$(167,870)	$1,105,974	$(365,695)	$961,027	$595,332

	Three months ended September 30, 2011			Three months ended September 30, 2010
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$2,399,414	$(643,125)	$1,756,289	$1,164,726	$740,154	$1,904,880
Commodity futures	718,563	266,672	985,235	(2,466,165)	1,543,072	(923,093)
Total	$3,117,977	$(376,453)	$2,741,524	$(1,301,439)	$2,283,226	$981,787

	Three months ended September 30, 2011			Three months ended September 30, 2010
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$1,184,278	$(3,026,517)	$(1,842,239)	$(35,297)	$1,339,603	$1,304,306
Total	$1,184,278	$(3,026,517)	$(1,842,239)	$(35,297)	$1,339,603	$1,304,306

	Three months ended September 30, 2011			Three months ended September 30, 2010
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$1,161,284	$506,383	$1,667,667	$(1,149,712)	$708,828	$(440,884)
Total	$1,161,284	$506,383	$1,667,667	$(1,149,712)	$708,828	$(440,884)

	Three months ended September 30, 2011			Three months ended September 30, 2010
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$3,374,445	$(905,552)	$2,468,893	$1,666,818	$1,079,709	$2,746,527
Commodity futures	3,362,938	(2,158,905)	1,204,033	(4,518,961)	4,212,975	(305,986)
Total	$6,737,383	$(3,064,457)	$3,672,926	$(2,852,143)	$5,292,684	$2,440,541

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2011

7. Derivative Financial Instruments (continued)

The following tables reflect the realized and unrealized gains (losses) on derivative financial instruments for the nine months ended September 30, 2011 and 2010.

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$877,988	$(98,449)	$779,539	$516,108	$940,225	$1,456,333
Commodity futures	1,900,662	(1,240,464)	660,198	(932,263)	286,059	(646,204)
Total	$2,778,650	$(1,338,913)	$1,439,737	$(416,155)	$1,226,284	$810,129

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$2,471,003	$(220,693)	$2,250,310	$1,136,170	$2,531,009	$3,667,179
Commodity futures	3,656,533	(2,452,173)	1,204,360	(2,898,612)	568,288	(2,330,324)
Total	$6,127,536	$(2,672,866)	$3,454,670	$(1,762,442)	$3,099,297	$1,336,855

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$5,055,176	$(8,431,599)	$(3,376,423)	$(1,280,935)	$1,406,458	$125,523
Total	$5,055,176	$(8,431,599)	$(3,376,423)	$(1,280,935)	$1,406,458	$125,523

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$1,898,206	$(696,385)	$1,201,821	$(1,911,320)	$483,844	$1,427,476
Total	$1,898,206	$(696,385)	$1,201,821	$(1,911,320)	$483,844	$1,427,476

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$3,348,991	$(319,142)	$3,029,849	$1,652,278	$3,471,234	$5,123,512
Commodity futures	12,510,577	(12,820,621)	(310,044)	(7,023,130)	2,744,649	(4,278,481)
Total	$15,859,568	$(13,139,763)	$2,719,805	$(5,370,852)	$6,215,883	$845,031

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2011

7. Derivative Financial Instruments (continued)

The following tables reflect the trading activity for derivative financial instruments for the three months ended September 30, 2011 and 2010:

	Number of Contracts Opened three months ending September 30, 2011	Number of Contracts Closed three months ending September 30, 2011	Number of Contracts Opened three months ending September 30, 2010	Number of Contracts Closed three months ending September 30, 2010
Unleveraged	327	336	717	653
Leveraged	887	871	1,424	1,605
Commodity L/N	460	526	541	100
Commodity L/S	522	509	305	368
Trust Total	2,226	2,242	2,987	2,726

The following tables reflect the trading activity for derivative financial instruments for the nine months ended September 30, 2011 and 2010:

	Number of Contracts Opened nine months ending September 30, 2011	Number of Contracts Closed nine months ending September 30, 2011	Number of Contracts Opened nine months ending September 30, 2010	Number of Contracts Closed nine months ending September 30, 2010
Unleveraged	1,729	1,972	2,326	2,312
Leveraged	3,880	3,931	5,970	6,363
Commodity L/N	3,352	3,357	837	458
Commodity L/S	2,701	2,138	1,286	1,101
Trust Total	11,662	11,398	10,419	10,234

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2011

8. Financial Highlights

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the nine months ended September 30, 2011:

	Unleveraged Series				Leveraged Series				Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2010	$113.91	$128.31	$112.67	$115.65	$95.00	$112.17	$91.75	$114.91	$112.17	$112.53
Income from investment operations:
Net investment expense	(1.64)	(0.88)	(1.20)	(0.80)	(2.33)	(1.47)	(1.74)	(1.51)	(0.74)	(0.70)
Net realized and unrealized gain (loss) on investment transactions	3.14	3.53	3.49	3.59	8.10	9.62	8.48	10.64	(3.76)	4.59
Total from investment operations	1.50	2.65	2.29	2.79	5.77	8.15	6.74	9.13	(4.50)	3.89

Net asset value per share at September 30, 2011	$115.41	$130.96	$114.96	$118.44	$100.77	$120.32	$98.49	$124.04	$107.67	$116.42

Total Return:	1.32%	2.07%	2.03%	2.41%	6.07%	7.27%	7.35%	7.95%	(4.01)%	3.46%

Ratio to Average Investors’ Interest:
Net investment expense	(1.45)%	(0.70)%	(1.06)%	(0.70)%	(2.41)%	(1.29)%	(1.82)%	(1.30)%	(0.63)%	(0.56)%
Expenses	(1.49)%	(0.74)%	(1.10)%	(0.75)%	(2.43)%	(1.31)%	(1.85)%	(1.33)%	(0.67)%	(0.58)%

Total return is calculated as the change in the net asset value per share for the nine months ended September 30, 2011.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the nine months ended September 30, 2011.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2011

8. Financial Highlights (continued)

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the nine months ended September 30, 2010:

	Unleveraged Series				Leveraged Series				Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2009	$113.28	$126.32	$110.99	$113.35	$90.73	$105.53	$86.24	$107.20	$102.00	$108.17
Loss from investment operations:
Net investment expense	(1.61)	(0.86)	(1.17)	(0.77)	(2.17)	(1.35)	(1.59)	(1.37)	(0.63)	(0.69)
Net realized and unrealized gain (loss) on investment transactions	0.82	0.92	1.18	1.21	2.44	2.87	2.89	3.61	(3.57)	(8.59)
Total from investment operations	(0.79)	0.06	0.01	0.44	0.27	1.52	1.30	2.24	(4.20)	(9.28)

Net asset value per share at September 30, 2010	$112.49	$126.38	$111.00	$113.79	$91.00	$107.05	$87.54	$109.44	$97.80	$98.89

Total Return:	(0.70)%	0.05%	0.01%	0.39%	0.30%	1.44%	1.51%	2.09%	(4.11)%	(8.58)%

Ratio to Average Investors’ Interest:
Net investment expense	(1.46)%	(0.70)%	(1.05)%	(0.64)%	(2.57)%	(1.29)%	(1.84)%	(1.31)%	(0.53%	(0.61)%
Expenses	(1.52)%	(0.76)%	(1.11)%	(0.70)%	(2.61)%	(1.33)%	(1.87)%	(1.34)%	(0.53)%	(0.61)%

Total return is calculated as the change in the net asset value per share for the nine months ended September 30, 2010.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the nine months ended September 30, 2010.

9. Subsequent Events

From October 1, 2011 through November 14, 2011, the Trust had subscriptions of $12,722, $12,267 and $2,000,000 for the Unleveraged Series, Leveraged Series and Commodity LS Series respectively.  For the same period, the Trust had redemptions of $1,292,892 and $815,540 for the Unleveraged Series and Leveraged Series respectively.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2011

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

Each Series' assets are held in separate custodial accounts at State Street Bank and Trust (the “Bank”), one for each Series.   The Trust has contracted with Aberdeen Asset Management (“Aberdeen”) to manage the money in these accounts so as to maximize the interest income which accrues to the Trust, while maintaining strict credit controls as determined by the CE Act. When Citigroup Global Markets requires additional assets to maintain the positions for a Series, the Bank makes a wire transfer to Citigroup Global Markets. If Citigroup Global Markets has surplus assets in the accounts, Citigroup Global Markets makes a wire transfer to the accounts at the Bank.

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

Liquidity

The majority of each Series' assets are held in liquid short-term interest rate instruments. Each Series takes substantial exposure in futures markets, which requires relatively small deposits, called margin, to hold the positions. As at September 30, 2011, increases (decreases) in cash and cash equivalents amounted to approximately $(12.1m), $(6.2m), $32.8m and $30.1m for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively.  As at September 30, 2011, increases (decreases) in due from broker amounted to approximately $(2.7m), $(6.1m), ($5.0m) and ($3.5m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. Net cash generated from operations amounted to approximately $(0.5m), $(0.8m), $(0.6m) and $(1.9m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. For nine month period ended September  30, 2011 the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series generated net income (loss) from operations of $0.9m, $2.6m, $(4.1m) and $0.9m, respectively. In general, each unleveraged Series will have about 5% of its assets on deposit with brokers as margin and each leveraged Series will have about 15% of its assets on deposit with brokers as margin, with the balance held in custodial accounts with a major financial institution.

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

Index

Each Series incurs various kinds of credit risk in its operations. In order to facilitate the trading of a Series, assets must be placed with Futures Commission Merchants. Management of the Trust deals only with established registered firms, and monitors their financial condition on an ongoing basis. In addition, if a Series were to enter into over the counter transactions, additional counterparty risk would be incurred. There were no OTC transactions during the three months ended September 30, 2011 in any Series.

Results of Operations

Results of Operations

At September 30, 2011 and December 31, 2010 the Series of the Trust had assets as follows:

Trust Series	September 30, 2011	December 31, 2010
Unleveraged Series	$40,306,585	$50,964,459
Leveraged Series	$34,040,950	$36,847,815
Commodity L/N Unleveraged Series	$81,285,882	$48,990,089
Commodity L/S Unleveraged Series	$46,847,889	$13,925,388
Total	$202,481,306	$150,727,751

At September 30, 2011 and December 31, 2010 the Series of the Trust had liabilities as follows:

Trust Series	September 30, 2011	December 31, 2010
Unleveraged Series	$1,386,120	$505,870
Leveraged Series	$600,207	$822,495
Commodity L/N Unleveraged Series	$2,998,483	$43,499
Commodity L/S Unleveraged Series	$2,037,611	$13,104
Total	$7,022,421	$1,384,968

Net income (loss) from operations for the Series of the Trust for the nine months ended September 30, 2011 and 2010 was as follows:

Trust Series	September 30, 2011	September 30, 2010
Unleveraged Series	$920,994	$342,577
Leveraged Series	$2,612,059	$543,464
Commodity L/N Unleveraged Series	$(4,059,191)	$(42,711)
Commodity L/S Unleveraged Series	$878,172	$(1,519,972)
Total	$352,034	$(676,642)

The Trust’s net income (loss) is directly related to the performance of the MLM Index™, which the Trust is designed to replicate.  For the nine months ended September 30, 2011, MLM Index™ performance and its subsets was +3.55%, (2.85)% and +4.72% for the MLM Index, MLM Commodity Index L/N and the MLM Commodity Index L/S respectively.  Performance was +1.46%, (3.11)% and (7.70)% respectively for the same period ended September 30, 2010.  A Series' performance may be negative in years when the MLM Index™ is positive or have greater losses when the MLM Index™ is negative due to the timing of subscriptions and redemptions, and the fees charged. Since inception of the Trust, the correlation of monthly results between each Series and the MLM Index™ and its subsets adjusted for fees is 0.99.

Index

The following table represents the performance by class for the MLM Index™ Fund for the nine months ended September 30, 2011 and September 30, 2010.

September 30, 2011
	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series	Unleveraged Commodity L/S Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class D Shares

Total Return:	1.32%	2.07%	2.03%	2.41%	6.07%	7.27%	7.35%	7.95%	(4.01)%	3.46%

September 30, 2010:
	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series	Unleveraged Commodity L/S Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class D Shares

Total Return:	(0.70)%	0.05%	0.01%	0.39%	0.30%	1.44%	1.51%	2.09%	(4.11)%	(8.58)%

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

2.
For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability.  It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  For daily returns, this estimate is a loss of 1.45%.  For monthly returns the estimate is loss of 6.52%.

3.
To ascertain a dollar loss amount for each Series, the assets of the Series as of September 30, 2011 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets.  Based on the asset levels as of September 30, 2011, the manager estimates that the amount each Series of the Trust could expect to lose as follows in any given day and in any given month.

Trust Series	Any Given Day	Any Given Month
Unleveraged Series	$582,531	$2,628,493
Leveraged Series	1,475,931	6,659,687
Commodity L/N Unleveraged Series	4,068,765	9,225,007
Commodity L/S Unleveraged Series	1,552,305	6,638,580

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

The President and the Chief Operating Officer of the Manager (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner.  The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level.  As of September 30, 2011, the Certifying Officers evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act).  Furthermore, the Certifying Officers concluded that disclosure controls and procedures in place were designed to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are (i) recorded, processed, summarized and reported on a timely basis in accordance with Commission rules and regulations; and (ii) accumulated and communicated to the Certifying Officers and other persons that perform similar functions, if any, to allow them to make timely decisions regarding required disclosure in periodic filings.  There have been no significant changes in the Trust’s internal control over financial reporting in the quarter ended September 30, 2011 that has materially affected or is reasonably likely to materially affect the Trust’s internal control over financial reporting.

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this QuarterlyReport, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). We have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on such evaluation we have concluded these disclosure controls are effective as of September 30, 2011.

Index

(b) Changes in internal control over financial reporting. There has been no change in the Trust and/or its Series' internal control over financial reporting that occurred in the secondfiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust and/or its Series’ internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Manager is not aware of any proceedings threatened or pending against the Trust and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.

Item 1a.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series	Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
Jul-11 Subscriptions	$-	$3,115	$-	$310,000	$-	$2,362	$-	$-	$-	$-
Subscriptions Units	-	24	-	2,601	-	19	-	-	-	-
# of Purchasers		1		3		1
Unit Price	$116.41	$131.88	$115.78	$119.18	$103.18	$122.88	$100.57	$126.50	$115.12	$117.02

Aug-11 Subscriptions	$-	$31,537	$-	$270,000	$-	$34,478	$-	$-	$1,400,000	$-
Subscriptions Units	-	237	-	2,243	-	273	-	-	11,956	-
# of Purchasers		6		3		7			1
Unit Price	$117.42	$133.14	$116.87	$120.36	$105.99	$126.38	$103.44	$130.20	$117.10	$118.96

Sep-11 Subscriptions	$5,045	$-	$-	$-	$6,193	$-	$-	$-	$-	$2,000,000
Subscriptions Units	44	-	-	-	61	-	-	-	-	17,180
# of Purchasers	1				1					1
Unit Price	$115.41	$130.96	$114.96	$119.18	$100.77	$120.32	$98.49	$124.04	$107.67	$116.42

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By:	Mount Lucas Management LP
Its:	Manager

By:	/s/ Timothy J. Rudderow, Sr
Timothy J. Rudderow, Sr
President

Date: November 14, 2011