Form 10-K
period 2011-12-31
MLM INDEX FUND
filed 2012-03-08
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
Form 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ___________________

Commission file number 0-49767

MLM INDEX™ FUND
(Exact name of registrant as specified in its charter)

Delaware	Unleveraged Series: 22-2897229
Leveraged Series: 22-3722683
Commodity L/N Unleveraged Series: 27-1198002
Commodity L/S Unleveraged Series: 20-8806944
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
Business Trust Interests – Commodity L/N Unleveraged Series
Business Trust Interests – Commodity L/S Unleveraged Series

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes☐.No☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes☐.No☒.

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of June 30, 2011, the aggregate fair value of the business trust units of the Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $39.8 million, the aggregate fair value of the business trust units of the Leveraged Series of the registrant held by non-affiliates of the registrant was approximately $33.7 million, the aggregate fair value of the business trust units of the Commodity L/N Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $79.0 million, and the aggregate fair value of the business trust units of the Commodity L/S Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $43.3 million.

The registrant has no voting shares or public float.  As of March 8, 2012, the Trust had in issuance 29,053; 35,122; 11; 249,402 Unleveraged Series trust units in the A, B, C and D classes respectively; 26,111; 71,359; 13; 163,011 Leveraged Series trust units in the A, B, C and D classes respectively; 730,743 Commodity L/N Unleveraged Series in Class D trust units and 444,967 Commodity L/S Unleveraged Series in Class D.

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

Item 1                     Business

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

Mount Lucas Management LP (the “Manager”), a Delaware limited partnership, acts as the manager and trading advisor of the Trust. The Manager was formed in 1986 to act as an investment manager. As of December 31, 2011, the Manager had approximately $1.6 billion of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940, a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

The Trust and the Manager maintain their principal business office at 405 South Street, Newtown, PA 18940 and their telephone number is 267-759-3500.

Wilmington Trust Company, a Delaware banking corporation, acts as trustee for the Trust. The Trustee's office is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware19890. The Trustee is unaffiliated with the Manager. The Trustees duties and liabilities are limited to its express obligations under the Amended and Restated Declaration of Trust and Trust Agreement, dated as of August 31, 1998, among the Trustee, the Manager and the Interest Holders from time to time thereunder, as amended (the "Trust Agreement").

Citigroup Global Markets currently acts as clearing broker for all of the Series of the Trust. A clearing broker accepts orders to trade futures on behalf of another party and accepts money to support such orders. The clearing broker is a futures commission merchant registered with the CFTC and is a member of the NFA.

Trading Program

Each Series of the Trust trades speculatively in a wide range of futures contracts traded on U.S. and foreign exchanges using the Trading Program, which is based upon the MLM Index™ and various subsets (collectively, "MLM Index"). The MLM Index™ and the Trading Program are both proprietary products of the Manager. The Trading Program attempts to replicate the MLM Index™, before fees and expenses. Currently the Trust has four series of interests: the Unleveraged Series, the Leveraged Series, the Commodity L/N Unleveraged Series and the Commodity L/S Unleveraged Series. The Unleveraged Series attempts to replicate the MLM Index™ without any leverage, while the Leveraged Series trades the Trading Program at three times leverage. Leverage is the ability to control large dollar amounts of a commodity with a comparatively small amount of capital. The Leveraged Series purchases or sells $3 fair value of contracts for every $1 invested in the Series. The Commodity L/N Unleveraged Series and Commodity L/S Unleveraged Series attempt to replicate the MLM Commodity Long/Neutral Index and MLM Commodity Long/Short Index respectively, without leverage.  The MLM Commodity Long/Short Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity Long/Neutral Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.

In attempting to replicate the MLM Index™, the Manager will invest in the same markets as the MLM Index™; use the same algorithm to determine long versus short positions; make the same allocations to each market; and generally execute positions at almost the same time. The Manager may also use swaps in attempting to replicate the MLM Index™. These swaps would be agreements with dealers to provide the returns which are the same as holding a specific number of futures contracts in a specific market, without holding the actual contracts. The economic effect on the Trust would be substantially identical to holding futures contracts. However, since the holder of swaps assumes additional counterparty risk, swaps are only held infrequently. For the year ended and as of December 31, 2011, none of the Series of the Trust neither held nor hold any swap positions.

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

Year	Annual Return	Annual Return	Annual Return
	MLM Index	MLM Commodity Long/Short Index	MLM Commodity Long/Neutral Index
2001	3.67%	-1.19	-12.13
2002	-1.63	-1.34	14.15
2003	3.92	6.41	16.21
2004	3.52	19.13	16.66
2005	3.75	4.56	16.67
2006	0.40	-4.28	-1.76
2007	2.87	2.19	16.71
2008	13.60	34.05	-1.40
2009	-2.71	-7.19	8.01
2010	3.49	5.28	11.49
2011	4.49	3.30	-2.80

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

The Manager pays from the management fee an annual fee for interests sold by authorized selling agents appointed by the Manager for the Class A Series, in the amount of 100 basis points for the Unleveraged Series, Commodity L/N Unleveraged Series and Commodity L/S Unleveraged Series and 150 basis points for the Leveraged Series of the Trust's net asset value for each respective series; and for the Class C Series, in the amount of 50 basis points for the Unleveraged Series, Commodity L/N Unleveraged Series and Commodity L/S Unleveraged Series  and 50 basis points for the Leveraged Series, L/N Leveraged Series and Commodity L/S Leveraged Series of the Trust's net asset value for each respective series.  As of December 31, 2011, the L/N Leveraged Series and Commodity L/S Leveraged Series of the Trust have not commenced trading and have no assets.

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

United States Commodity Exchanges.United States commodity exchanges are given certain latitude in promulgating rules and regulations to control and regulate their members and clearing houses, as well as the trading conducted on their floors. Examples of current regulations by an exchange include establishment of initial and maintenance margin levels, size of trading units, daily price fluctuation limits and other contract specifications. Except for those rules relating to margins, all exchange rules and regulations relating to terms and conditions of contracts of sale or to other trading requirements currently must be reviewed and approved by the CFTC.

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

Futures Trading Involves Substantial Leverage

Futures contracts are typically traded on margin. This means that a small amount of capital can be used to invest in contracts of much greater total value. The resulting leverage means that a relatively small change in the market price of a futures contract can produce a substantial profit or loss. Leverage enhances the Trust's sensitivity to market movements that can result in greater profits when the Trading Program anticipates the direction of the move correctly or greater losses when the Trading Program is incorrect. The Unleveraged Series, Commodity L/N Unleveraged Series and Commodity L/S Unleveraged Series attempt to replicate the MLM Index™, the MLM Commodity Long/Neutral Index and the MLM Commodity Long/Short Index respectively without leverage and the Leveraged Series trades the MLM Index™ at three times leverage.

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

	Unleveraged Series, Commodity L/N Unleveraged Series and Commodity L/S Unleveraged Series
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

Item 1B.                 Unresolved Staff Comments

None

Item 2                     Properties

The Trust does not own or lease any physical properties. The Trust's office is located within the office of the Manager at 405 South Street, Newtown, PA18940.

Item 3.                    Legal Proceedings

There are no pending legal proceedings to which the Trust or the Manager is a party or to which any of their assets are subject.

Item 4.                    Mine Safety Disclosures

Not applicable.

Item 5                     Market For Registrant's Common Equity and Related Stockholder Matters

There currently is no established public trading market for the interests. As of December 31, 2011, approximately $36 million Unleveraged Series interests were held by 288 owners, $33 million Leveraged Series interests were held by 432 owners, $78 million Commodity L/N Unleveraged Series interests were held by 10 owners and $50 million Commodity L/S Unleveraged Series interests were held by 7 owners.

The interests are "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption there from, such as Rule 144. The Trust has no plans to register any of the interests for resale. In addition the Trust Agreement provides that an interest holder may transfer its interests only upon the approval of the Manager in the Manager's sole and absolute discretion.

Pursuant to the Trust Agreement, the Manager has the sole discretion to determine whether distributions (other than on redemption of interests), if any, will be made to interest holders. The Trust has never paid any distribution and does not anticipate paying any distributions of interest holders in the foreseeable future.

Recent Sales of Unregistered Securities

From October 1, 2011 to December 31, 2011, a total of 18,852 interests were sold for the aggregate net subscription amount of $2,199,989.Total number of purchasers was 10.  There were no non-accredited investors during this period. Details of the sale of these interests are as follows:

Series	Date	Subscriptions	Units	Price	# of Purchasers

Unleveraged A Units	10/1/2011	5,045	44	115.41	1
Unleveraged B Units	10/1/2011	0	0	0	0
Unleveraged C Units	10/1/2011	0	0	0	0
Unleveraged D Units	10/1/2011	0	0	0	0
Unleveraged A Units	11/1/2011	0	0	0	0
Unleveraged B Units	11/1/2011	7,677	59	130.16	2
Unleveraged C Units	11/1/2011	0	0	0	0
Unleveraged D Units	11/1/2011	0	0	0	0
Unleveraged A Units	12/1/2011	0	0	0	0
Unleveraged B Units	12/1/2011	10,000	76	131.62	1
Unleveraged C Units	12/1/2011	0	0	0	0
Unleveraged D Units	12/1/2011	150,000	1,259	119.12	1
Total Unleveraged Series		172,722	1,438		5

Leveraged A Units	10/1/2011	$6,193	61	$100.77	1
Leveraged B Units	10/1/2011	0	0	0	0
Leveraged C Units	10/1/2011	0	0	0	0
Leveraged D Units	10/1/2011	0	0	0	0
Leveraged A Units	11/1/2011	0	0	0	0
Leveraged B Units	11/1/2011	6,074	51	118.41	2
Leveraged C Units	11/1/2011	0	0	0	0
Leveraged D Units	11/1/2011	0	0	0	0
Leveraged A Units	12/1/2011	0	0	0	0
Leveraged B Units	12/1/2011	15,000	122	122.62	1
Leveraged C Units	12/1/2011	0	0	0	0
Leveraged D Units	12/1/2011	0	0	0	0
Total Leveraged Series		27,267	234		4

Commodity L/N D Units	10/1/2011	0	0	0	0
Commodity L/N D Units	11/1/2011	0	0	0	0
Commodity L/N D Units	12/1/2011	0	0	0	0
Total Commodity L/N Series		0	0		0

Commodity L/S D Units	10/1/2011	2,000,000	17,180	116.42	1
Commodity L/S D Units	11/1/2011	0	0	0	0
Commodity L/S D Units	12/1/2011	0	0	0	0
Total Commodity L/S Series		2,000,000	17,180		1

Trust Total		$2,199,989	18,852		10

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

The Comparison of Five-Year Cumulative Total Returns Graphs, set forth below, assumes that an investment in units in the Trust, and the MLM Index™, was $100 on December 31, 2006 or the start date of the Series, whichever occurred later. The Cumulative Total Return is based on unit price appreciation (there were no dividends declared or paid during the period) from December 31, 2006 through December 31, 2011.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
MLM Index™	102.87	116.86	113.69	117.67	122.95
MLM Commodity Long/Neutral Index				109.83	106.75
MLM Commodity Long/Short Index				117.89	121.78
MLM Index Fund - Unleveraged Series, Class A	100.45	112.40	106.47	107.06	108.74
MLM Index Fund - Leveraged Series, Class A	93.96	125.60	108.39	113.51	122.34
MLM Index Fund – Commodity L/N Unleveraged Series, Class D				114.53	104.98
MLM Index Fund – Commodity L/S Unleveraged Series, Class D				117.20	119.06

Item 6.                    Selected Financial Data

The Trust began trading on January 4, 1999. Set forth below is certain selected historical data for the Trust and each of its respective Series for the 5 years ended December 31, 2011 (or such period as a Series was outstanding). The selected historical financial data were derived from the financial statements of the Trust, which were audited by EisnerAmper LLP for years 2007 through 2011. The information set forth below should be read in conjunction with the Financial Statements and notes thereto contained elsewhere in this document.

	Years Ended December 31,
	2011	2010	2009	2008	2007

Operations Data:
Realized Gains (Losses)
Unleveraged Series	$3,313,468	$(13,088)	$324,223	$7,795,635	$(2,177,898)
Leveraged Series	7,501,827	(731,228)	198,011	11,308,833	(4,660,063)
Commodity L/N Unleveraged Series	3,022,331	631,617	4,594	-	-
Commodity L/S Unleveraged Series	2,222,140	(1,172,228)	205,095	-	-
Total	$16,059,766	$(1,284,927)	$731,923	$19,104,468	$(6,837,961)

Net Change in Unrealized Gains (Losses)
Unleveraged Series	$(1,565,946)	$1,843,174	$(2,556,563)	$1,558,204	$127,795
Leveraged Series	(3,246,978)	4,174,060	(4,946,374)	2,930,402	(612,748)
Commodity L/N Unleveraged Series	(6,399,306)	5,408,440	100,833	-	-
Commodity L/S Unleveraged Series	(1,709,450)	1,469,821	57,497	-	-
Total	$(12,921,680)	$12,895,495	$(7,344,607)	$4,488,606	$(484,953)

	Years Ended December 31,
	2011	2010	2009	2008	2007
Interest Income
Unleveraged Series	$21,603	$44,746	$108,814	$1,974,332	$5,391,102
Leveraged Series	8,979	24,329	51,086	949,382	3,133,540
Commodity L/N Unleveraged Series	26,140	13,054	-	-	-
Commodity L/S Unleveraged Series	9,723	4,237	-	-	-
Total	66,445	$86,366	$159,900	$2,923,714	$8,524,642

Brokerage Commissions
Unleveraged Series	$213,586	$237,734	$362,198	$398,556	$584,137
Leveraged Series	412,553	466,282	592,105	579,037	860,634
Commodity L/N Unleveraged Series	294,499	94,306	1,667	-	-
Commodity L/S Unleveraged Series	154,300	41,609	5,270	-	-
Total	$1,074,938	$839,931	$961,240	$977,593	$1,444,771

Management Fees
Unleveraged Series	$252,489	$270,067	$414,080	$446,769	$606,029
Leveraged Series	489,954	548,317	720,477	668,846	930,244
Commodity L/N Unleveraged Series	368,124	117,883	2,084	-	-
Commodity L/S Unleveraged Series	192,875	52,012	6,588	-	-
Total	$1,303,442	$988,279	$1,143,229	$1,115,615	$1,536,273

Operating Expenses
Unleveraged Series	$200,570	$232,177	$391,907	$332,446	$681,081
Leveraged Series	149,793	181,522	273,557	173,994	718,369
Commodity L/N Unleveraged Series	299,802	95,549	1,459	-	-
Commodity L/S Unleveraged Series	134,264	42,085	5,574	-	-
Total	$784,429	$551,333	$672,497	$506,440	$1,399,450

	Years Ended December 31,
	2011	2010	2009	2008	2007
Net Income (Loss)
Unleveraged Series	$1,102,480	$1,134,854	$(3,291,711)	$10,150,400	$1,469,750
Leveraged Series	3,211,528	2,271,040	(6,283,416)	13,766,740	(4,648,518)
Commodity L/N Unleveraged Series	(4,313,260)	5,745,373	100,217	-	-
Commodity L/S Unleveraged Series	40,974	166,124	245,160	-	-
Total	$41,722	$9,317,391	$(9,229,750)	$23,917,140	$(3,178,768)

	Years Ended December 31,
Financial Condition Data	2011	2010	2009	2008	2007
Investors' Interest
Unleveraged Series	$36,202,543	$50,458,589	$46,435,691	$84,214,513	$78,939,248
Leveraged Series	32,510,693	36,025,320	46,295,886	51,982,221	38,446,483
Commodity L/N Unleveraged Series	78,033,330	48,946,590	8,601,217	-	-
Commodity L/S Unleveraged Series	45,873,081	13,912,284	3,246,160	-	-
Total	$192,619,647	$149,342,783	$104,578,954	$136,196,734	$117,385,731

Total Assets
Unleveraged Series	$37,767,728	$50,964,459	$70,001,656	$84,666,129	$79,877,166
Leveraged Series	32,790,568	36,847,815	48,102,341	54,944,275	40,139,770
Commodity L/N Unleveraged Series	78,991,272	48,990,089	8,604,968	-	-
Commodity L/S Unleveraged Series	51,093,090	13,925,388	3,247,962	-	-
Total	$200,642,658	$150,727,751	$129,956,927	$139,610,404	$120,016,936

Net Asset Value Per Class A Unleveraged Series Interest	115.62	113.91	113.28	119.60	106.89
Net Asset Value Per Class B Unleveraged Series Interest	131.53	128.31	126.32	132.04	116.85
Net Asset Value Per Class C Unleveraged Series Interest	115.45	112.67	110.99	116.06	102.77
Net Asset Value Per Class D Unleveraged Series Interest	119.09	115.65	113.35	117.94	103.92
Net Asset Value Per Class A Leveraged Series Interest	102.17	95.00	90.73	105.12	78.88
Net Asset Value Per Class B Leveraged Series Interest	122.44	112.17	105.53	120.43	89.06
Net Asset Value Per Class C Leveraged Series Interest	100.25	91.75	86.24	98.31	72.63
Net Asset Value Per Class D Leveraged Series Interest	126.50	114.91	107.20	121.29	88.95
Net Asset Value Per Class D Commodity L/N Unleveraged Series Interest	107.32	112.17	102.00	-	-
Net Asset Value Per Class D Commodity L/S Unleveraged Series Interest	114.33	112.53	108.17	-	-

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

Liquidity

The majority of each Series' assets are held in liquid short-term interest rate instruments. Each Series takes substantial exposure in futures markets, which requires relatively small deposits, called margin, to hold the positions. As at December 31, 2011, increases (decreases) in cash and cash equivalents amounted to approximately ($14.9m), ($8.3m), $32.5m and $34.9m for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively.  As at December 31, 2011, increases (decreases) in due from broker amounted to approximately $(3.3m), $(7.4m), $(3.0m) and $(3.8m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. Net cash generated (used in) from operations amounted to approximately $(0.7m), $(1.0m), $(0.9m) and $(2.0m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. For the year ended December 31, 2011 the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series generated net income from operations of $1.10m, $3.21m, $(4.31m) and $0.04m, respectively. In general, the each unleveraged Series will have about 5% of its assets on deposit with brokers as margin and each leveraged Series will have about 15% of its assets on deposit with brokers as margin, with the balance held in custodial accounts with a major financial institution.

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

Each Series incurs various kinds of credit risk in its operations. In order to facilitate the trading of a Series, assets must be placed with Futures Commission Merchants. Management of the Trust deals only with established registered firms, and monitors their financial condition on an ongoing basis. In addition, if a Series were to enter into over the counter transactions, additional counterparty risk would be incurred. There were no OTC transactions during 2011 in any Series.

Results of Operations

At December 31, 2011, 2010 and 2009 the Series of the Trust had assets as follows:

Trust Series	December 31, 2011	December 31, 2010	December 31, 2009
Unleveraged Series	$37,767,728	$50,964,459	$70,001,656
Leveraged Series	$32,790,568	$36,847,815	$48,102,341
Commodity L/N Unleveraged Series	$78,991,272	$48,990,089	$8,604,968
Commodity L/S Unleveraged Series	$51,093,090	$13,925,388	$3,247,962
Total	$200,642,658	$150,727,751	$129,956,927

At December 31, 2011, 2010 and 2009 the Series of the Trust had liabilities as follows:

Trust Series	December 31, 2011	December 31, 2010	December 31, 2009
Unleveraged Series	$1,565,185	$505,870	$23,565,965
Leveraged Series	$279,875	$822,495	$1,806,455
Commodity L/N Unleveraged Series	$957,942	$43,499	$3,751
Commodity L/S Unleveraged Series	$5,220,009	$13,104	$1,802
Total	$8,023,011	$1,384,968	$25,377,973

Net income (loss) from operations for the Series of the Trust for the years ended December 31, 2011, 2010 and 2009 was as follows:

Trust Series	December 31, 2011	December 31, 2010	December 31, 2009
Unleveraged Series	$1,102,480	$1,134,854	$(3,291,711)
Leveraged Series	$3,211,528	$2,271,040	$(6,283,416)
Commodity L/N Unleveraged Series	$(4,313,260)	$5,745,373	$100,217
Commodity L/S Unleveraged Series	$40,974	$166,124	$245,160
Total	$41,722	$9,317,391	$(9,229,750)

The Trust’s net income is usually directly related to the performance of the MLM Index™, which the Trust is designed to replicate. For the 12 months ending December 31, 2011, MLM Index™ performance was +4.49%, higher than the +3.49% recorded in 2010, and higher than the -2.71% recorded in 2009. A Series' performance may be negative in years when the MLM Index™ is positive or have greater losses when the MLM Index™ is negative due to the timing of subscriptions and redemptions, and the fees charged. Since inception of the Trust, the correlation of monthly results between each Series and the MLM Index™ adjusted for fees is 0.99.

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

2.
For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability.  It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  For daily returns, this estimate is a loss of 2.83%.  For monthly returns the estimate is loss of 12.54%.

3.
To ascertain a dollar loss amount for each Series, the assets of the Series as of December 31, 2011 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets.  Based on the asset levels as of December 31, 2011, the manager estimates that the amount each Series of the Trust could expect to lose as follows in any given day and in any given month.

Trust Series	Any Given Day	Any Given Month
Unleveraged Series	$0.5 million	$2.5 million
Leveraged Series	$1.4 million	$6.4 million
Commodity L/N Unleveraged Series	$2.1 million	$9.0 million
Commodity L/S Unleveraged Series	$1.7 million	$7.3 million

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

Speculative Limits - Certain futures exchanges require that positions deemed speculative in nature (as opposed to commercial hedge positions) cannot exceed certain pre-defined levels. All positions in the control of the Manager must be aggregated to determine compliance with these rules. Should the assets of the Manager reach a level such that positions may be capped, accurate replication of the MLM Index™ for the Trust may be difficult or impossible. The Manager may also use certain "Over The Counter" derivatives to achieve the same exposure without exceeding speculative limits. These OTC products would involve taking additional counter-party risk for aSeries in order to achieve accurate replication of the MLM Index™. For example, if it was determined that a Series must hold 10 contracts of Soybeans for a specific delivery, the Series could execute the appropriate futures contracts on the appropriate futures exchange. Also, the Manager of each Series may choose to enter into a swap agreement, which would have substantially the same economic effect of the futures position, but would be executed in the over-the-counter market. The swap contract would change the nature of the counter-party from an organized exchange to a single dealer, and would materially increase the non-market risk of holding the position. No Series has yet utilized OTC swap contracts.

Item 8.                    Financial Statements and Supplementary Data

Each Series' financial statements, together with the independent registered public accounting firm’s report thereon, appear on pages F1through F29 hereof.

Selected Quarterly Data is as follows:

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net realized and unrealized gain (loss) on investments
Unleveraged Series	(192,799)	519,760	1,090,839	329,722	1,747,522
Leveraged Series	(671,249)	1,398,421	2,680,434	847,243	4,254,849
Commodity L/N Unleveraged Series	1,316,095	(2,851,817)	(1,843,712)	2,459	(3,376,975)
Commodity L/S Unleveraged Series	(215,122)	(251,542)	1,667,114	(687,760)	512,690
Total	236,925	(1,185,178)	3,594,675	491,664	3,138,086

Net income (loss)
Unleveraged Series	(383,257)	371,673	932,578	181,486	1,102,480
Leveraged Series	(935,917)	1,133,558	2,414,418	599,469	3,211,528
Commodity L/N Unleveraged Series	1,157,022	(3,110,033)	(2,106,180)	(254,069)	(4,313,260)
Commodity L/S Unleveraged Series	(285,583)	(361,654)	1,525,409	(837,198)	40,974
Total	(447,735)	(1,966,456)	2,766,225	(310,312)	41,722

Net income (loss) per Investors’ Interest
Unleveraged Series
Class A	(1.50)	0.73	2.27	0.21
Class B	(1.37)	1.14	2.88	0.57
Class C	(1.21)	0.98	2.52	0.49
Class D	(1.11)	1.16	2.74	0.65
Leveraged Series
Class A	(2.95)	2.57	6.15	1.40
Class B	(3.07)	3.46	7.76	2.12
Class C	(2.49)	2.85	6.38	1.76
Class D	(2.90)	3.79	8.24	2.46
Commodity L/N Unleveraged Series
Class D	2.64	(4.35)	(2.79)	(0.35)
Commodity L/S Unleveraged Series
Class D	1.10	(1.18)	3.96	(2.09)
Net Asset Value per Investors’ Interest, at the end of period
Unleveraged Series
Class A	112.41	113.14	115.41	115.62
Class B	126.94	128.08	130.96	131.53
Class C	111.46	112.44	114.96	115.45
Class D	114.54	115.70	118.44	119.09
Leveraged Series
Class A	92.05	94.62	100.77	102.17
Class B	109.10	112.56	120.32	122.44
Class C	89.26	92.11	98.49	100.25
Class D	112.01	115.80	124.04	126.50
Commodity L/N Unleveraged Series
Class D	114.81	110.46	107.67	107.32
Commodity L/S Unleveraged Series
Class D	113.63	112.45	116.42	114.33

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net realized and unrealized gain (loss) on investments
Unleveraged Series	$423,982	$(214,146)	$640,641	$979,609	$1,830,086
Leveraged Series	$948,684	$(618,615)	$1,114,731	$1,998,032	$3,442,832
Commodity L/N Unleveraged Series	$(224,885)	$(1,244,097)	$1,594,465	$5,914,574	$6,040,057
Commodity L/S Unleveraged Series	$129,401	$(1,117,128)	$(440,374)	$1,725,694	$297,593
Total	$1,277,182	$(3,193,986)	$2,909,463	$10,617,909	$11,610,568

Net income (loss)
Unleveraged Series	$234,237	$(365,572)	$473,912	$792,277	$1,134,854
Leveraged Series	$619,756	$(917,585)	$841,293	$1,727,576	$2,271,040
Commodity L/N Unleveraged Series	$(251,374)	$(1,296,782)	$1,505,444	$5,788,085	$5,745,373
Commodity L/S Unleveraged Series	$119,093	$(1,159,775)	$(479,289)	$1,686,095	$166,124
Total	$721,712	$(3,739,714)	$2,341,360	$9,994,033	$9,317,391

Net income (loss) per Investors’ Interest
Unleveraged Series
Class A	$0.23	$(1.37)	$0.35	$1.42
Class B	$0.57	$(1.22)	$0.72	$1.92
Class C	$0.48	$(1.08)	$0.61	$1.67
Class D	$0.64	$(0.97)	$0.77	$1.86
Leveraged Series
Class A	$1.28	$(2.65)	$1.64	$4.00
Class B	$1.89	$(2.70)	$2.33	$5.12
Class C	$1.56	$(2.18)	$1.92	$4.21
Class D	$2.15	$(2.41)	$2.50	$5.47
Commodity L/N Unleveraged Series
Class D	$(9.15)	$(5.99)	$4.77	$14.37
Commodity L/S Unleveraged Series
Class D	$10.14	$(9.37)	$(3.88)	$13.64
Net Asset Value per Investors’ Interest, at the end of period
Unleveraged Series
Class A	$113.51	$112.14	$112.49	$113.91
Class B	$126.89	$125.68	$126.39	$128.31
Class C	$111.47	$110.39	$111.00	$112.67
Class D	$113.99	$113.02	$113.79	$115.65
Leveraged Series
Class A	$92.01	$89.36	$91.00	$95.00
Class B	$107.42	$104.72	$107.05	$112.17
Class C	$87.80	$85.62	$87.54	$91.75
Class D	$109.35	$106.84	$109.44	$114.91
Commodity L/N Unleveraged Series
Class D	$99.02	$93.03	$97.81	$112.17
Commodity L/S Unleveraged Series
Class D	$112.14	$102.77	$98.89	$112.53

Item 9.                    Changes in and Disagreements with Accountants and Financial Disclosure

There were no changes in or disagreements between any Series of the Trust and their auditors respecting matters of accounting or financial disclosure in the current year.

Item 9A.                 Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). We have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on such evaluation we have concluded these disclosure controls are effective as of December 31, 2011.

(b) Changes in internal control over financial reporting. There has been no change in the Trust and/or its Series' internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust and/or its Series’ internal control over financial reporting.
(c) Management's Report on Internal Control over Financial Reporting. The management of the Trust and each Series is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust and its Series as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Trust and/or its Series; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Trust and its Series are being made only in accordance with authorizations of management and directors of the Trust and its Series; and (3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust and/or its Series' assets that could have a material effect on the financial statements.  Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This annual report does not include an attestation report of the Trust and its Series' registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Trust and/or its Series' independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust and/or its Series to provide only management's report in this annual report.  The management of the Trust and its Series' assessed its internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management, based on their evaluation of the Trust and its Series' internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Trust and it’s Series' internal control over financial reporting was effective as of December 31, 2011.

Item 9B.                 Other Information

Mount Lucas Management Corporation underwent a reorganization effective January 3, 2011, as a result of which Mount Lucas Management LP is now the successor Manager for the Registrant.  The terms of the reorganization are set forth in the Form 8-K filed on January 26, 2011 (incorporated by reference).

Item 10.                  Directors, Executive Officers and Corporate Governance

The Trust has no directors or officers. The Manager manages and conducts the business of the Trust.

The principals of the Manager are Roger E. Alcaly, Paul R. DeRosa, Raymond E. Ix, Jr., James A. Mehling, John R. Oberkofler and Timothy J. Rudderow Sr.

Roger E. Alcaly, age 70, became a principal and Director of the Manager when it merged with CA Partners, Inc., a company he formed with Messrs. Timothy Rudderow and Frank Vannerson in 1990 which engaged primarily in convertible arbitrage trading. Prior to helping form CA Partners, Mr. Alcaly was active in leveraged acquisitions, merger arbitrage and value-oriented equity investing, first as a partner of Kellner DiLeo& Co. and KD Equities, each of which engaged in risk-arbitrage trading, and then at Riverside Capital, a company he formed after leaving those firms in May 1987 which engaged in risk-arbitrage trading. Before joining Kellner DiLeo, Mr. Alcaly served as Assistant Director of the Council on Wage and Price Stability and as a Senior Economist at the Federal Reserve Bank of New York, and taught Economics at Columbia University. Mr. Alcaly holds a B.A. from Amherst College and a Ph.D. in Economics from Princeton University.

Paul R. DeRosa, age 70, became a principal and Director of the Manager when it merged with CA Partners, Inc., which he joined in January 1999. Mr. DeRosa began his career in the securities industry as the money market economist in Citibank's bond trading division. He later became the bank's chief proprietary bond trader and subsequently head of Citibank's financial derivative and capital markets businesses in North America. In 1986 Mr. DeRosa joined E.F. Hutton Co. as co-head of bond trading with particular responsibility for mortgage trading and finance. In 1989 he helped to establish Eastbridge Holdings Inc., a bond and currency trading company in New York, and served as President and CEO from June 1995 to June 1998. Mr. DeRosa holds a Ph.D. in Economics from Columbia University.

Raymond E. Ix, Jr., age 48, is a Senior Vice President and a Director of the Manager. Mr. Ix joined Mount Lucas in 1992 and is responsible for institutional marketing and client service. From 1989 to 1992, Mr. Ix was employed by Little Brook Corporation of New Jersey, a commodity trading advisor, where he was involved in implementing the firm's technical trading systems. Before joining Little Brook, Mr. Ix was the Fixed Income Administrative Manager at Delaware Management Company, a company which advised institutional and individual investors. Mr. Ix received a B.S. in accounting from Saint Joseph's University in 1986.

James A. Mehling, age 62, is a Vice President and Chief Operating Officer of the Manager. Before joining Mount Lucas in June 1999, Mr. Mehling had served as President and Chief Investment Officer of Monitor Capital Advisors, a company which managed institutional stock and bond portfolios and mutual funds, beginning in 1991. Mr. Mehling started his career in financial services with Merrill Lynch in 1976 and eventually managed a trading desk for Merrill Lynch Government Securities. He is a CFA charter holder and has served as a volunteer on the CFA examination grading committee. Mr. Mehling received a B.S. in Aviation Engineering from Western Michigan University in 1970.

John R. Oberkofler, age 52, is a Vice President and Director of Trading for the Manager since 1999. From 1986 to 1999, he was employed as Senior Trader by Little Brook Corporation of New Jersey. Mr. Oberkofler received a B.S. in Finance from Seton Hall University in 1982.

Timothy J. Rudderow, age 56, is President and a Director of the Manager, which he helped to establish in 1986. Prior to the mergers that took place in October 1999, Mr. Rudderow was also a principal of Little Brook Corporation of New Jersey, which he joined in 1983 as Director of Research and Development, and of CA Partners, Inc., a company he helped form in 1990. Prior to joining Little Brook, Mr. Rudderow was employed by Commodities Corporation, a company which was a commodity trading advisor, with responsibilities for the design and management of technical trading systems. Before joining Commodities Corporation, Mr. Rudderow taught Economics at Drexel University. Mr. Rudderow received a B.A. in Mathematics from Rutgers University in 1977 and an M.B.A. in Management Analysis from Drexel University in 1979.

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

Item 12.                  Security Ownership of Certain Beneficial Owners and Management

The Trust has no directors or officers. The Manager manages and conducts the business of the Trust. As of December 31, 2011, the Manager had an initial investment of $1,000 in each of the Unleveraged Series (Class C), the Leveraged Series (Class C), the Commodity L/N Unleveraged Series (Class D) and Commodity L/S Unleveraged Series (Class D).

Item 13.                  Certain Relationships and Related Transactions

The Manager manages and conducts the business of the Trust. The Manager receives management and other fees from the Trust as described in Item 1 - Fees and Expenses.

For the years ended December 31, 2011, 2010 and 2009, the Manager received from the Series of the Trust:

Management Fees	2011	2010	2009
Unleveraged Series	$252,489	$270,067	$414,080
Leveraged Series	489,954	548,317	720,477
Commodity L/N Series	368,124	117,883	2,084
Commodity L/S Series	192,875	52,012	6,588
Total	$1,303,442	$988,279	$1,143,229

Brokerage Fees
Unleveraged Series	$213,586	$237,734	$362,198
Leveraged Series	412,553	466,282	592,105
Commodity L/N Series	294,499	94,306	1,667
Commodity L/S Series	154,300	41,609	5,270
Total	$1,074,938	$839,931	$961,240

Organizational Fees
Unleveraged Series	$-	$-	$8,469
Leveraged Series	-	-	5,381
Commodity L/N Series	-	-	-
Commodity L/S Series	-	-	-
Total	$-	$-	$13,850

Item 14.                  Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed to the Trust for the year ended December 31, 2011 by the independent registered public accounting firm, EisnerAmper LLP (“EisnerAmper”) for professional services rendered in connection with the audit of the Trust’s financial statements included in this Annual Report on Form 10-K, and for the review of the interim financial information included in the Trust’s 1st, 2nd, and 3rd Quarter Report on Form 10-Q, totaled approximately $180,000.

The aggregate fees billed to the Trust for the year ended December 31, 2010 by EisnerAmper for professional services rendered in connection with the audit of the Trust’s financial statements included in this Annual Report on Form 10-K, and for the review of the statements included in the Trust’s 1st, 2nd, and 3rd Quarter Report on Form 10-Q, totaled approximately $167,000.

Audit-Related Fees. There were no fees billed to the Trust by EisnerAmper for assurance and related services that are reasonably related to the performance of the audit and review of the Trust’s financial statements that are not already reported in the paragraph immediately above for the years 2011 and 2010 respectively.

Tax Fees. The aggregate fees billed to the Trust by Grant Thornton LLP (“GT”) for professional services rendered by GT for tax compliance totaled approximately $101,000 and $75,000 for the years 2011 and 2010, respectively. These services included review of the Trust’s domestic tax compliance information.

All Other Fees. There were no fees billed to the Trust by EisnerAmper for products and services other than as set forth above for the years 2011 and 2010.

Engagement of the Independent Registered Public Accounting Firm. During the year ended December 31, 2011, the Manager appointed EisnerAmper as the Trust’s auditors. The Manager considers provisions of the independence rules for both audit and non-audit services.

Item 15.                  Exhibits, Financial Statement Schedules

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

MLM INDEX™ FUND AND ITS SERIES

December 31, 2011 and 2010

F 1

AFFIRMATION OF THE COMMODITY POOL OPERATOR

I affirm that, to the best of my knowledge and belief, the information contained in the attached financial statements of MLM Index™ Fund and its Series for the years ended December 31, 2011 and 2010 are accurate and complete.

/s/ Timothy J. Rudderow Sr.
Timothy J. Rudderow Sr.
President
Mount Lucas Management LP
Manager
MLM Index™ Fund

F 2

F 3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Investors of
MLM Index™ Fund

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of the MLM Index™ Fund and each of its four series (MLM Index Unleveraged Series, MLM Index Leveraged Series, MLM Commodity L/N Index Unleveraged Series, MLM Commodity L/S Index Unleveraged Series,) (collectively the "Trust") as of December 31, 2011 and 2010, and the related statements of operations, changes in investors' interest, and cash flows and financials highlights for each of the years in the three-year period ended December 31, 2011 (for the MLM Commodity L/N Index Unleveraged Series; for the years ended December 31, 2011 and 2010 and the period from December 1, 2009 (inception) to December 31, 2009 and for the MLM Commodity L/S Index Unleveraged Series for the years ended December 31, 2011 and 2010 and the period from August 1, 2009 (inception) to December 31, 2009. The financial statements and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of the MLM Index™ Fund, the MLM Index Unleveraged Series, MLM Index Leveraged Series, MLM Commodity L/N Index Unleveraged Series and MLM Commodity L/S Index Unleveraged Series at December 31, 2011 and 2010, and the results of its operations, changes in investors' interest, cash flows and financial highlights for each of the years in the three-year period ended December 31, 2011, or the included periods since inception as noted above, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
New York, New York
March 8, 2012

F 4

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Unleveraged Series

December 31,

ASSETS	2011	2010

Cash and cash equivalents	$30,453,037	$45,401,720
Due from broker	7,314,689	4,045,381
Net unrealized gain on open futures contracts, at fair value	-	1,516,918
Interest receivable	2	-
Other assets	-	440

Total assets	$37,767,728	$50,964,459

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$1,256,607	$428,614
Net unrealized loss on open futures contracts, at fair value	19,952	-
Brokerage commissions payable	14,510	19,861
Management fee payable	18,472	23,873
Subscriptions received in advance	245,000	11,622
Accrued expenses	10,644	21,900

Total liabilities	1,565,185	505,870

Investors’ interest	36,202,543	50,458,589

Total liabilities and investors’ interest	$37,767,728	$50,964,459

The accompanying notes are an integral part of these statements.

F 5

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Unleveraged Series

December 31, 2011

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Financial	97	$178,777	0.49%
Commodity	5	(108,050)	(0.30)
	102	70,727	0.19

Short futures contracts
Financial	(89)	(152,943)	(0.42)
Commodity	(184)	62,264	0.17
	(273)	(90,679)	(0.25)

Net unrealized loss on open futures contracts, at fair value		$(19,952)	(0.06)%

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

F 7

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS

MLM IndexTM Unleveraged Series

Year ended December 31,

	2011	2010	2009

Investment income
Interest	$21,603	$44,746	$108,814

Expenses
Brokerage commissions	213,586	237,734	362,198
Management fee	252,489	270,067	414,080
Operating expenses	200,570	232,177	391,907

Total expenses	666,645	739,978	1,168,185

Net investment (loss)	(645,042)	(695,232)	(1,059,371)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments	3,313,468	(13,088)	324,223
Net change in unrealized appreciation and depreciation on investments	(1,565,946)	1,843,174	(2,556,563)

Net realized and unrealized gain (loss) on investments	1,747,522	1,830,086	(2,232,340)

Net income (loss)	$1,102,480	$1,134,854	$(3,291,711)

The accompanying notes are an integral part of these statements.

F 8

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

Year ended December 31, 2011

	Unleveraged Series
					Total
	Class A	Class B	Class C	Class D	Unleveraged
	Shares	Shares	Shares	Shares	Series

Investors’ interest at December 31, 2010	$3,830,270	$6,168,071	$1,281	$40,458,967	$50,458,589

Subscriptions	5,045	84,991	-	16,435,000	16,525,036
Redemptions	(504,922)	(1,757,413)	-	(4,621,854)	(6,884,189)
Transfers	22,864	(2,414)	-	(25,019,823)	(24,999,373)
Net income	58,667	129,813	32	913,968	1,102,480

Investors’ interest at December 31, 2011	$3,411,924	$4,623,048	$1,313	$28,166,258	$36,202,543

Shares at December 31, 2010	33,625	48,074	11	349,853

Subscriptions	44	651	-	142,019
Redemptions	(4,360)	(13,558)	-	(39,000)
Transfers	202	(19)	-	(216,358)

Shares at December 31, 2011	29,511	35,148	11	236,514

Net asset value per share December 31, 2011	$115.62	$131.53	$115.45	$119.09

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

F 10

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

MLM IndexTM Unleveraged Series

Year ended December 31, 2009

	Unleveraged Series
					Total
	Class A	Class B	Class C	Class D	Unleveraged
	Shares	Shares	Shares	Shares	Series

Investors’ interest at December 31, 2008	$4,293,290	$12,404,908	$1,320	$67,514,995	$84,214,513

Subscriptions	597,123	1,096,633	-	3,440,000	5,133,756
Redemptions	(35,000)	(3,916,119)	-	(35,146,090)	(39,097,209)
Transfers	29,000	1,655	-	(536,934)	(506,279)
Other (selling commissions)	(11,895)	(5,483)	-	─	(17,379)
Net (loss)	(236,104)	(457,002)	(58)	(2,598,548)	(3,291,711)

Investors’ interest at December 31, 2009	$4,636,414	$9,124,592	$1,262	$32,673,423	$46,435,691

Shares at December 31, 2008	35,898	93,951	11	572,449

Subscriptions	5,096	8,603	-	30,278
Redemptions	(318)	(30,332)	-	(309,583)
Transfers	254	12	-	(4,885)

Shares at December 31, 2009	40,930	72,234	11	288,259

Net asset value per share December 31, 2009	$113.28	$126.32	$110.99	$113.35

The accompanying notes are an integral part of these statements.

F 11

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS

MLM IndexTM Unleveraged Series

Year ended December 31,

	2011	2010	2009

Cash flows from operating activities
Net income (loss)	$1,102,480	$1,134,854	$(3,291,711)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities
Net change in operating assets and liabilities
Due from broker	(3,269,308)	9,829,847	(264,521)
Net unrealized (gain) loss on open futures contracts	1,536,870	(1,832,718)	2,549,149
Interest receivable	(2)	3,641	43,135
Other assets	440	(440)	-
Brokerage commissions payable	(5,351)	(4,458)	10,685
Management fee payable	(5,401)	(9,392)	(4,958)
Accrued expenses	(11,256)	(21,105)	(104,140)

Net cash and cash equivalents provided by (used in) operating activities	(651,528)	9,100,229	(1,062,361)

Cash flows from financing activities
Subscriptions received, net of selling commissions	16,758,414	14,796,630	4,627,477
Redemptions paid	(31,055,569)	(34,617,926)	(16,217,626)

Net cash and cash equivalents used in financing activities	(14,297,155)	(19,821,296)	(11,590,149)

Net decrease in cash and cash equivalents	(14,948,683)	(10,721,067)	(12,652,510)

Cash and cash equivalents at beginning of year	45,401,720	56,122,787	68,775,297

Cash and cash equivalents at end of year	$30,453,037	$45,401,720	$56,122,787

Supplemental disclosure of non-cash financing activities:
Subscriptions received in advance	$11,622	$-	$-
Redemptions payable	$1,256,607	$428,614	$23,149,576

The accompanying notes are an integral part of these statements.

F 12

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Leveraged Series

December 31,

ASSETS	2011	2010

Cash and cash equivalents	$16,133,233	$24,445,088
Due from broker	16,657,334	9,246,484
Net unrealized gain on open futures contracts, at fair value	-	3,156,243
Interest receivable	1	-

Total assets	$32,790,568	$36,847,815

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$167,384	$714,354
Net unrealized loss on open futures contracts, at fair value	37,554	-
Brokerage commissions payable	30,262	33,114
Management fee payable	38,823	40,502
Subscriptions received in advance	-	21,106
Accrued expenses	5,852	13,419

Total liabilities	279,875	822,495

Investors’ interest	32,510,693	36,025,320

Total liabilities and investors’ interest	$32,790,568	$36,847,815

The accompanying notes are an integral part of these statements.

F 13

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Leveraged Series

December 31, 2011

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Financial	267	$483,196	1.49%
Commodity	15	(283,010)	(0.87)
	282	200,186	0.62

Short futures contracts
Financial	(245)	(415,428)	(1.28)
Commodity	(502)	177,688	0.55
	(747)	(237,740)	(0.73)

Net unrealized loss on open futures contracts, at fair value		$(37,554)	(0.11)%

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

F 15

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS

MLM IndexTM Leveraged Series

Year ended December 31,

	2011	2010	2009

Investment income
Interest	$8,979	$24,329	$51,086

Expenses
Brokerage commissions	412,553	466,282	592,105
Management fee	489,954	548,317	720,477
Operating expenses	149,793	181,522	273,557

Total expenses	1,052,300	1,196,121	1,586,139

Net loss	(1,043,321)	(1,171,792)	(1,535,053)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments	7,501,827	(731,228)	198,011
Net change in unrealized appreciation and depreciation on investments	(3,246,978)	4,174,060	(4,946,374)

Net realized and unrealized gain (loss) on investments	4,254,849	3,442,832	(4,748,363)

Net income (loss)	$3,211,528	$2,271,040	$(6,283,416)

The accompanying notes are an integral part of these statements.

F 16

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

Year ended December 31, 2011

	Leveraged Series
					Total
	Class A	Class B	Class C	Class D	Leveraged
	Shares	Shares	Shares	Shares	Series

Investors’ interest at December 31, 2010	$2,704,543	$9,562,485	$1,238	$23,757,054	$36,025,320

Subscriptions	6,193	89,502	-	50,000	145,695
Redemptions	(215,079)	(1,612,781)	-	(5,023,540)	(6,851,400)
Transfers	(22,864)	2,414	-	-	(20,450)
Net income	194,946	801,005	115	2,215,462	3,211,528

Investors’ interest at December 31, 2011	$2,667,739	$8,842,625	$1,353	$20,998,976	$32,510,693

Shares at December 31, 2010	28,468	85,250	14	206,739
Subscriptions	61	749	-	430
Redemptions	(2,176)	(13,801)	-	(41,170)
Transfers	(243)	21	--	-

Shares at December 31, 2011	26,110	72,219	14	165,999

Net asset value per share December 31, 2011	$102.17	$122.44	$100.25	$126.50

The accompanying notes are an integral part of these statements.

F 17

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

MLM IndexTM Leveraged Series

Year ended December 31, 2010

	Leveraged Series
					Total
	Class A	Class B	Class C	Class D	Leveraged
	Shares	Shares	Shares	Shares	Series

Investors’ interest at December 31, 2009	$4,638,578	$11,469,894	$1,164	$30,186,250	$46,295,886

Subscriptions	19,000	548,888	-	410,000	977,888
Redemptions	(2,045,728)	(3,059,167)	-	(8,217,656)	(13,322,551)
Transfers	(5,000)	(34,000)	-	(157,943)	(196,943)
Net income	97,693	636,870	74	1,536,403	2,271,040

Investors’ interest at December 31, 2010	$2,704,543	$9,562,485	$1,238	$23,757,054	$36,025,320

Shares at December 31, 2009	51,127	108,685	14	281,580
Subscriptions	218	5,244	-	3,834
Redemptions	(22,823)	(28,363)	-	(77,179)
Transfers	(54)	(316)	--	(1,496)

Shares at December 31, 2010	28,468	85,250	14	206,739

Net asset value per share December 31, 2010	$95.00	$112.17	$91.75	$114.91

The accompanying notes are an integral part of these statements.

F 18

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

MLM IndexTM Leveraged Series

Year ended December 31, 2009

	Leveraged Series
					Total
	Class A	Class B	Class C	Class D	Leveraged
	Shares	Shares	Shares	Shares	Series

Investors’ interest at December 31, 2008	$6,903,329	$13,796,085	$1,327	$31,281,480	$51,982,221

Subscriptions	90,000	990,903	-─	5,960,000	7,040,903
Redemptions	(1,464,701)	(1,623,951)	─	(3,855,018)	(6,943,670)
Transfers	(29,000)	(1,655)	─	536,934	506,279
Other (selling commissions)	(1,500)	(4,931)	─	-	(6,431)
Net loss	(859,550)	(1,686,557)	(163)	(3,737,146)	(6,283,416)

Investors’ interest at December 31, 2009	$4,638,578	$11,469,894	$1,164	$30,186,250	$46,295,886

Shares at December 31, 2008	65,670	114,555	14	257,908
Subscriptions	1,020	9,170	─	52,801
Redemptions	(15,251)	(15,029)	─	(34,642)
Transfers	(312)	(11)	─	5,513

Shares at December 31, 2009	51,127	108,685	14	281,580

Net asset value per share December 31, 2009	$90.73	$105.53	$86.24	$107.20

The accompanying notes are an integral part of these statements.

F 19

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS

MLM IndexTM Leveraged Series

Year ended December 31,

	2011	2010	2009

Cash flows from operating activities
Net income (loss)	$3,211,528	$2,271,040	$(6,283,416)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities
Net change in operating assets and liabilities
Due from broker	(7,410,850)	11,746,113	(48,501)
Net unrealized (gain) loss on open futures contracts	3,193,797	(4,132,807)	4,933,691
Interest receivable	(1)	1,773	16,729
Other assets	-	-	28
Brokerage commissions payable	(2,852)	(6,024)	(36,204)
Management fee payable	(1,679)	(18,813)	(5,696)
Accrued expenses	(7,567)	(33,225)	(146,575)

Net cash and cash equivalents provided by (used in) operating activities	(1,017,624)	9,828,057	(1,569,944)

Cash flows from financing activities
Subscriptions received, net of selling commissions	124,589	998,994	7,547,182
Redemptions paid	(7,418,820)	(13,489,934)	(8,893,789)

Net cash and cash equivalents used in financing activities	(7,294,231)	(12,490,940)	(1,346,607)

Net decrease in cash and cash equivalents	(8,311,855)	(2,662,883)	(2,916,551)

Cash and cash equivalents at beginning of year	24,445,088	27,107,971	30,024,522

Cash and cash equivalents at end of year	$16,133,233	$24,445,088	$27,107,971

Supplemental disclosure of non-cash financing activities:
Subscriptions received in advance	$21,106	$-	$-
Redemptions payable	$167,384	$714,354	$684,794

The accompanying notes are an integral part of these statements.

F 20

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/N Index Unleveraged Series

December 31,

ASSETS	2011	2010

Cash and cash equivalents	$72,318,757	$39,805,018
Due from broker	6,672,140	3,678,857
Net unrealized gain on open futures contracts, at fair value	-	5,506,195
Interest receivable	375	1
Other assets	-	18

Total assets	$78,991,272	$48,990,089

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	$890,170	$-
Brokerage commissions payable	24,208	14,711
Management fee payable	33,364	18,588
Accrued expenses	10,200	10,200

Total liabilities	957,942	43,499

Investors’ interest	78,033,330	48,946,590

Total liabilities and investors’ interest	$78,991,272	$48,990,089

The accompanying notes are an integral part of these statements.

F 21

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N Index Unleveraged Series

December 31, 2011

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Commodity	45	$(890,170)	(1.14)%

Net unrealized loss on open futures contracts, at fair value		$(890,170)	(1.14)%

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

F 23

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS

MLM Commodity L/N Index Unleveraged Series

Year ended December 31,

	2011	2010	2009*

Investment income
Interest	$26,140	$13,054	$-

Expenses
Brokerage commissions	294,499	94,306	1,667
Management fee	368,124	117,883	2,084
Operating expenses	299,802	95,549	1,459

Total expenses	962,425	307,738	5,210

Net loss	(936,285)	(294,684)	(5,210)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain on investments	3,022,331	631,617	4,594
Net change in unrealized appreciation and depreciation on investments	(6,399,306)	5,408,440	100,833

Net realized and unrealized (loss) gain on investments	(3,376,975)	6,040,057	105,427

Net (loss) income	$(4,313,260)	$5,745,373	$100,217

* Period from December 1, 2009 (commencement of operations)to December 31, 2009

The accompanying notes are an integral part of these statements.

F 24

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

Year ended December 31, 2011

Commodity L/N
Unleveraged
Series
Class D
Shares

Investors’ interest at December 31, 2010	$48,946,590

Subscriptions	33,400,000
Redemptions	-
Transfers	-
Net loss	(4,313,260)

Investors’ interest at December 31, 2011	$78,033,330

Shares at December 31, 2010	436,372

Subscriptions	290,739
Redemptions	-
Transfers	-

Shares at December 31, 2011	727,111

Net asset value per share December 31, 2011	$107.32

The accompanying notes are an integral part of these statements.

F 25

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

Year ended December 31, 2010

Commodity L/N
Unleveraged
Series
Class D
Shares

Investors’ interest at December 31, 2009	$8,601,217

Subscriptions	34,600,000
Redemptions	-
Transfers	-
Net income	5,745,373

Investors’ interest at December 31, 2010	$48,946,590

Shares at December 31, 2009	84,322

Subscriptions	352,050
Redemptions	-
Transfers	-

Shares at December 31, 2010	436,372

Net asset value per share December 31, 2010	$112.17

The accompanying notes are an integral part of these statements.

F 26

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

MLM Commodity L/N Index Unleveraged Series

Period from December 1, 2009 (commencement of operations) to December 31, 2009

Commodity L/N
Unleveraged
Series
Class D
Shares

Investors’ interest at December 31, 2008	-

Subscriptions	8,501,000
Redemptions	─
Transfers	─
Other (selling commissions)	─
Net income	100,217

Investors’ interest at December 31, 2009	$8,601,217

Shares at December 31, 2008	-

Subscriptions	84,322
Redemptions	-
Transfers	-

Shares at December 31, 2009	84,322

Net asset value per share December 31, 2009	$102.00

The accompanying notes are an integral part of these statements.

F 27

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS

MLM Commodity L/N Index Unleveraged Series

Year ended December 31,

	2011	2010	2009*

Cash flows from operating activities
Net (loss) income	$(4,313,260)	$5,745,373	$100,217
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(2,993,283)	(3,174,279)	(504,578)
Net unrealized (gain) loss on open futures contracts	6,396,365	(5,405,362)	(100,833)
Interest receivable	(374)	(1)	-
Other assets	18	(18)	-
Brokerage commissions payable	9,497	13,044	1,667
Management fee payable	14,776	16,504	2,084
Accrued expenses	-	10,200	-

Net cash and cash equivalents used in operating activities	(886,261)	(2,794,539)	(501,443)

Cash flows from financing activities
Subscriptions received, net of selling commissions	33,400,000	34,600,000	8,501,000

Net increase in cash and cash equivalents	32,513,739	31,805,461	7,999,557

Cash and cash equivalents at beginning of year/period	39,805,018	7,999,557	─

Cash and cash equivalents at end of year/period	$72,318,757	$39,805,018	$7,999,557

* Period from December 1, 2009 (commencement of operations)to December 31, 2009

The accompanying notes are an integral part of these statements.

F 28

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/S Index Unleveraged Series

December 31,

ASSETS	2011	2010

Cash and cash equivalents	$45,452,407	$10,576,394
Due from broker	5,640,415	1,822,731
Net unrealized gain on open futures contracts, at fair value	-	1,526,224
Interest receivable	268	-
Other assets	-	39

Total assets	$51,093,090	$13,925,388

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	$182,179	-
Brokerage commissions payable	14,400	$4,198
Management fee payable	19,830	5,306
Subscriptions received in advance	5,000,000	-
Accrued expenses	3,600	3,600

Total liabilities	5,220,009	13,104

Investors’ interest	45,873,081	13,912,284

Total liabilities and investors’ interest	$51,093,090	$13,925,388

The accompanying notes are an integral part of these statements.

F 29

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

December 31, 2011

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Commodity	31	$(522,560)	(1.14)%

Short futures contracts
Commodity	(1,060)	340,381	0.74

Net unrealized loss on open futures contracts, at fair value		$(182,179)	(0.40)%

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

F 31

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS

MLM Commodity L/S Index Unleveraged Series

Year ended December 31,

	2011	2010	2009*

Investment income
Interest	$9,723	$4,237	$-

Expenses
Brokerage commissions	154,300	41,609	5,270
Management fee	192,875	52,012	6,588
Operating expenses	134,264	42,085	5,574

Total expenses	481,439	135,706	17,432

Net investment loss	(471,716)	(131,469)	(17,432)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments	2,222,140	(1,172,228)	205,095
Net change in unrealized appreciation and depreciation on investments	(1,709,450)	1,469,821	57,497

Net realized and unrealized gain on investments	512,690	297,593	262,592

Net income	$40,974	$166,124	$245,160

* Period from August 1, 2009 (commencement of operations) to December 31, 2009

The accompanying notes are an integral part of these statements.

F 32

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

Year ended December 31, 2011

Commodity L/S
Unleveraged
Series
Class D
Shares

Investors’ interest at December 31, 2010	$13,912,284

Subscriptions	7,000,000
Redemptions	(100,000)
Transfers	25,019,823
Net income	40,974

Investors’ interest at December 31, 2011	$45,873,081

Shares at December 31, 2010	123,631

Subscriptions	61,984
Redemptions	(861)
Transfers	216,479

Shares at December 31, 2011	401,233

Net asset value per share December 31, 2011	$114.33

The accompanying notes are an integral part of these statements.

F 33

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

Year ended December 31, 2010

Commodity L/S
Unleveraged
Series
Class D
Shares

Investors’ interest at December 31, 2009	$3,246,160

Subscriptions	10,500,000
Redemptions	-
Transfers	-
Net income	166,124

Investors’ interest at December 31, 2010	$13,912,284

Shares at December 31, 2009	30,009

Subscriptions	93,622
Redemptions	-
Transfers	─

Shares at December 31, 2010	123,631

Net asset value per share December 31, 2010	$112.53

The accompanying notes are an integral part of these statements.

F 34

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

MLM Commodity L/S Index Unleveraged Series

Period from August 1, 2009 (commencement of operations) to December 31, 2009

Commodity L/S
Unleveraged
Series
Class D
Shares

Investors’ interest at December 31, 2008	-

Subscriptions	3,001,000
Redemptions	─
Transfers	─
Other (selling commissions)	─
Net income	245,160

Investors’ interest at December 31, 2009	$3,246,160

Shares at December 31, 2008	-

Subscriptions	30,009
Redemptions	-
Transfers	-

Shares at December 31, 2009	30,009

Net asset value per share December 31, 2009	$108.17

The accompanying notes are an integral part of these statements.

F 35

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS

MLM Commodity L/S Index Unleveraged Series

Year ended December 31,

	2011	2010	2009*

Cash flows from operating activities
Net income	$40,974	$166,124	$245,160
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities
Net change in operating assets and liabilities
Due from broker	(3,817,684)	1,181,292	(3,004,023)
Net unrealized (gain) loss on open futures contracts	1,708,403	(1,469,181)	(57,043)
Interest receivable	(268)	-	-
Other assets	39	(39)	-
Brokerage commissions payable	10,202	4,198	-
Management fee payable	14,524	3,972	1,334
Accrued expenses	-	3,132	468

Net cash and cash equivalents used in operating activities	(2,043,810)	(110,502)	(2,814,104)

Cash flows from financing activities
Subscriptions received, net of selling commissions	37,019,823	10,500,000	3,001,000
Redemptions paid	(100,000)	-	-

Net cash and cash equivalents provided by financing activities	36,919,823	10,500,000	3,001,000

Net increase in cash and cash equivalents	34,876,013	10,389,498	186,896

Cash and cash equivalents at beginning of year/period	10,576,394	186,896	-

Cash and cash equivalents at end of year/period	$45,452,407	$10,576,394	$186,896

* Period from August 1, 2009 (commencement of operations) to December 31, 2009

The accompanying notes are an integral part of these statements.

F 36

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION

Trust Total

December 31,

ASSETS	2011	2010

Cash and cash equivalents	$164,357,434	$120,228,220
Due from broker	36,284,578	18,793,453
Net unrealized gain on open futures contracts, at fair value	-	11,705,580
Interest receivable	646	1
Other assets	-	497

Total assets	$200,642,658	$150,727,751

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$1,423,991	$1,142,968
Net unrealized loss on open futures contracts, at fair value	1,129,855	-
Brokerage commissions payable	83,380	71,884
Management fee payable	110,489	88,269
Subscriptions received in advance	5,245,000	32,728
Accrued expenses	30,296	49,119

Total liabilities	8,023,011	1,384,968

Investors’ interest	192,619,647	149,342,783

Total liabilities and investors’ interest	$200,642,658	$150,727,751

The accompanying notes are an integral part of these statements.

F 37

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

December 31, 2011

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Financial	364	$661,973	0.34%
Commodity	96	(1,803,790)	(0.94)
	460	(1,141,817)	(0.60)

Short futures contracts
Financial	(334)	(568,371)	(0.30)
Commodity	(1,746)	580,333	0.30
	(2,080)	11,962	0.00

Net unrealized loss on open futures contracts, at fair value		$(1,129,855)	(0.60)%

* Derivatives are not designated as hedging instruments.

The accompanying notes are an integral part of this schedule.

F 38

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

F 39

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS

Trust Total

Year ended December 31,

	2011	2010	2009

Investment income
Interest	$66,445	$86,366	$159,900

Expenses
Brokerage commissions	1,074,938	839,931	961,240
Management fee	1,303,442	988,279	1,143,229
Operating expenses	784,429	551,333	672,497

Total expenses	3,162,809	2,379,543	2,776,966

Net investment loss	(3,096,364)	(2,293,177)	(2,617,066)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments	16,059,766	(1,284,927)	731,923
Net change in unrealized appreciation and depreciation on investments	(12,921,680)	12,895,495	(7,344,607)

Net realized and unrealized gain (loss) on investments	3,138,086	11,610,568	(6,612,684)

Net income (loss)	$41,722	$9,317,391	$(9,229,750)

The accompanying notes are an integral part of these statements.

F 40

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

Trust Total

Year ended December 31, 2011

Total Investors’ Interest ($100 par value/share)

Investors’ interest at December 31, 2010	$149,342,783

Subscriptions	57,070,731
Redemptions	(13,835,589)
Transfers	-
Net income	41,722

Investors’ interest at December 31, 2011	$192,619,647

The accompanying notes are an integral part of these statements.

F 41

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

Trust Total

Year ended December 31, 2010

Total Investors’ Interest ($100 par value/share)

Investors’ interest at December 31, 2009	$104,578,954

Subscriptions	60,665,953
Redemptions	(25,219,515)
Transfers	-
Net income	9,317,391

Investors’ interest at December 31, 2010	$149,342,783

The accompanying notes are an integral part of these statements.

F 42

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

Trust Total

Year ended December 31, 2009

Total Investors’ Interest ($100 par value/share)

Investors’ interest at December 31, 2008	$136,196,734

Subscriptions	23,676,659
Redemptions	(46,040,879)
Transfers	-
Other (selling commissions)	(23,810)
Net loss	(9,229,750)

Investors’ interest at December 31, 2009	$104,578,954

The accompanying notes are an integral part of these statements.

F 43

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS

Trust Total

Year ended December 31,

	2011	2010	2009

Cash flows from operating activities
Net income (loss)	$41,722	$9,317,391	$(9,229,750)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities
Net change in operating assets and liabilities
Due from broker	(17,491,125)	19,582,934	(3,821,623)
Net unrealized (gain) loss on open futures contracts	12,835,435	(12,840,029)	7,324,964
Interest receivable	(645)	5,413	59,864
Other assets	497	(497)	28
Brokerage commissions payable	11,496	6,760	(23,852)
Management fee payable	22,220	(7,729)	(7,236)
Accrued expenses	(18,823)	(40,998)	(250,247)

Net cash and cash equivalents provided by (used in) operating activities	(4,599,223)	16,023,245	(5,947,852)

Cash flows from financing activities
Subscriptions received, net of selling commissions	62,283,003	60,698,681	23,676,659
Redemptions paid	(13,554,566)	(47,910,917)	(25,111,415)

Net cash and cash equivalents provided by (used in) financing activities	48,728,437	12,787,764	(1,434,756)

Net increase (decrease) in cash and cash equivalents	44,129,214	28,811,009	(7,382,608)

Cash and cash equivalents at beginning of year	120,228,220	91,417,211	98,799,819

Cash and cash equivalents at end of year	$164,357,434	$120,228,220	$91,417,211

Supplemental disclosure of non-cash financing activities:
Subscriptions received in advance	$32,728	$-	$-
Redemptions payable	$1,423,991	$1,142,968	$23,834,370

F 44

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

At December 31, 2011, the MLM Index™ Fund is comprised of four series: the MLM Index™ Unleveraged Series (“Unleveraged Series”), the MLM Index™ Leveraged Series (“Leveraged Series”), the MLM Commodity L/N Index Unleveraged Series (“Commodity L/N” or “Commodity L/N Unleveraged Series”) and the MLM Commodity L/S Index Unleveraged Series (“Commodity L/S” or “Commodity L/S Unleveraged Series”).  MLM Index™ Fund and its series are collectively referred to herein as the “Trust”.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Trust is comprised of four series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the MLM Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage (collectively, the “Series”).The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP).  The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid financial instruments with maturities of three months or less, when purchased.  Certain of each Series' cash at broker is restricted to meet margin requirements (see Note 5)

F 45

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

2. Summary of Significant Accounting Policies (continued)

Due From Brokers

Each Series' trading activities utilize one broker located in the United States. Due from broker represents cash balances held, and amounts receivable or payable for transactions not settled at December 31, 2011 and 2010.

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

As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2011 and December 31, 2010, all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

F 46

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

2. Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

Each Series' trading positions are valued at fair value and cash equivalents are carried at their net asset value per share including accrued interest, as applicable. All positions including the net unrealized appreciation or depreciation are included under the caption “net unrealized gain/(loss) on open futures contracts” on the statements of financial condition. Fair value is principally based on quoted market prices or broker or dealer price quotations. The resulting change in unrealized profit or loss is reflected in net gain (loss) on change in unrealized appreciation (depreciation) on investments on the statements of operations.

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

All of the Series of the Trust recognize tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions were “more likely than not” to be sustained assuming examination by tax authorities.  The Manager has reviewed all of the Series of the Trust’s tax positions for all open years (after December 31, 2007) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements.  The Trust has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense.  The 2008 through 2011 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Redemptions Payable
For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value of each Series by the number of outstanding investors’ interests for that Series.

F 47

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

December 31, 2011	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total

Overnight money markets	$254,000	$19,000	$43,283,000	$35,440,000	$78,996,000
U.S. Government Agency Securities	30,149,256	16,054,571	28,999,334	9,984,770	85,187,931
Cash	48,232	57,052	35,284	26,375	166,943
Cash in checking accounts	1,549	2,610	1,139	1,262	6,560
Total	$30,453,037	$16,133,233	$72,318,757	$45,452,407	$164,357,434

December 31, 2010	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total

Overnight money markets	$820,000	$231,000	$10,789,000	$570,000	$12,410,000
U.S. Government Agency Securities	44,554,919	24,181,209	28,996,480	9,998,786	107,731,394
Institutional money market accounts	25,603	30,967	18,420	6,005	80,995
Cash in checking accounts	1,198	1,912	1,118	1,603	5,831
Total	$45,401,720	$24,445,088	$39,805,018	$10,576,394	$120,228,220

4. Investors’ Interest

The Trust is comprised of four series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage (collectively, the “Series”).  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.  Class A, Class B, Class C and Class D shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager. As of December 31, 2011 the Commodity L/N Leveraged Series and the Commodity L/S Leveraged Series have not commenced trading and have no assets. In addition, as of December 31, 2011, the Commodity L/N Unleveraged Series and the Commodity L/S Unleveraged Series have never had any investors in classes A, B or C.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account.

F 48

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

The Class A and Class C shares are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

5. Margin Requirements

The Trust had margin requirements as follows at December 31, 2011 and 2010:

	2011	2010

Unleveraged Series	$1,398,766	$1,907,683
Leveraged Series	3,868,949	3,050,071
Commodity L/N Unleveraged Series	516,375	2,904,759
Commodity L/S Unleveraged Series	4,246,945	866,708
Total	$10,031,035	$8,729,221

Each Series' margins requirements were satisfied by net unrealized profits and cash at the broker.

6. Management Fee and Other Fees and Expenses

Each Series pays the Manager a management fee and the introducing broker a brokerage fee as a percentage of net assets, as of the first day of each month at the annualized rates as follows:

	Unleveraged, Commodity L/N Unleveraged Series, and Commodity L/S Unleveraged Series
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

F 49

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011
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

The following tables reflect the fair value of each Series derivative financial instruments at December 31, 2011 and 2010:

	2011		2010
Unleveraged Series	Asset	Liability	Asset	Liability
Financial futures	$181,701	$(155,868)	$380,310	$(285,131)
Commodity futures	186,043	(231,828)	1,545,069	(123,330)
Total	$367,744	$(387,696)	$1,925,379	$(408,461)

	2011		2010
Leveraged Series	Asset	Liability	Asset	Liability
Financial futures	$492,396	$(424,628)	$785,841	$(557,681)
Commodity futures	519,130	(624,452)	3,183,563	(255,480)
Total	$1,011,526	$(1,049,080)	$3,969,404	$(813,161)

	2011		2010
Commodity L/N Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$-	$(890,170)	$5,506,195	$-
Total	$-	$(890,170)	$5,506,195	$-

	2011		2010
Commodity L/S Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$981,390	$(1,163,569)	$1,658,684	$(132,460)
Total	$981,390	$(1,163,569)	$1,658,684	$(132,460)

	2011		2010
Trust Total	Asset	Liability	Asset	Liability
Financial futures	$674,097	$(580,496)	$1,166,151	$(842,812)
Commodity futures	1,686,563	(2,910,019)	11,893,511	(511,270)
Total	$2,360,660	$(3,490,515)	$13,059,662	$(1,354,082)

F 50

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011
7. Derivative Financial Instruments (continued)

	2011			2010

Unleveraged Series	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$1,325,823	$(69,346)	$1,256,477	$129,470	$623,642	$753,112
Commodity futures	1,987,645	(1,467,524)	520,121	(169,211)	1,208,808	1,039,597
Total	$3,313,468	$(1,536,870)	$1,776,598	$(39,741)	$1,832,450	$1,792,709

	2011			2010
Leveraged Series	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$3,613,060	$(160,391)	$3,452,669	$350,630	$1,812,827	$2,163,457
Commodity futures	3,888,767	(3,033,406)	855,361	(1,135,721)	2,320,252	1,184,531
Total	$7,501,827	$(3,193,797)	$4,308,030	$(785,091)	$4,133,079	$3,347,988

	2011			2010
	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity L/N
Unleveraged Series Commodity futures	$3,022,331	$(6,396,365)	$(3,374,034)	$631,617	$5,405,362	$6,036,979
Total	$3,022,331	$(6,396,365)	$(3,374,034)	$631,617	$5,405,362	$6,036,979

	2011			2010
Commodity L/S Unleveraged Series	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$2,222,140	$(1,708,403)	$513,737	$(1,172,228)	$1,469,181	$296,953
Total	$2,222,140	$(1,708,403)	$513,737	$(1,172,228)	$1,469,181	$296,953

	2011			2010
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$4,938,883	$(229,737)	$4,709,146	$480,100	$2,436,469	$2,916,569
Commodity futures	11,120,883	(12,605,698)	(1,484,815)	(1,845,543)	10,403,603	8,558,060
Total	$16,059,766	$(12,835,435)	$3,224,331	$(1,365,443)	$12,840,072	$11,474,629

F 51

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011
7. Derivative Financial Instruments (continued)

The following tables reflect the trading activity for derivative financial instruments for the years ended December 31 2011, 2010 and 2009:

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Year ended December 31, 2011	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2009
Unleveraged	2,232	2,467	3,056	2,952	4,719	5,335
Leveraged	5,220	5,204	7,288	7,784	9,676	10,335
Commodity L/N	3,710	4,418	1,722	1,095	128	2
Commodity L/S	4,190	3,345	1,537	1,363	206	134
Trust Total	15,352	15,434	13,603	13,194	14,729	15,806

F 52

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

8. Financial Highlights

The following represents the per share operating performance ratios to average investors’ interest and other supplemental information for the year ended December 31, 2011:

	Unleveraged Series				Leveraged Series				Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series
	Class A shares	Class B shares	Class C shares	Class D shares	Class A shares	Class B shares	Class C shares	Class D shares	Class D shares	Class D shares

Per share operating performance
Net asset value per share, December 31, 2010	$113.91	$128.31	$112.67	$115.65	$95.00	$112.17	$91.75	$114.91	$112.17	$112.53
Income (loss) from investment operations
Net investment (loss)	(2.21)	(1.20)	(1.62)	(1.08)	(3.14)	(1.99)	(2.34)	(2.04)	(0.98)	(0.95)
Net realized and unrealized gain (loss) on investment transactions	3.92	4.42	4.40	4.52	10.31	12.26	10.84	13.63	(3.87)	2.75

Total from investment operations	1.71	3.22	2.78	3.44	7.17	10.27	8.50	11.59	(4.85)	1.80

Net asset value per share, December 31, 2011	$115.62	$131.53	$115.45	$119.09	$102.17	$122.44	$100.25	$126.50	$107.32	$114.33

Total return	1.50%	2.52%	2.47%	2.98%	7.54%	9.16%	9.27%	10.08%	(4.32)%	1.60%

Ratio to average net assets
Net investment (loss)	(1.93)%	(0.92)%	(1.43)%	(0.91)%	(3.21)%	(1.71)%	(2.46)%	(1.71)%	(0.87)%	(0.82)%
Expenses	(1.97)%	(0.97)%	(1.47)%	(0.96)%	(3.23)%	(1.73)%	(2.48)%	(1.73)%	(0.91)%	(0.85)%

Total return is calculated as the change in the net asset value per share for the year.  The per share operating performance and ratios are computed based upon the weighted-average shares outstanding and weighted-average investors’ interest, respectively, for each class, for the year ended December 31, 2011.  An individual investor’s return may vary from the above based upon the timing of capital transactions.

F 53

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011
8. Financial Highlights (continued)

The following represents the per share operating performance ratios to average investors’ interest and other supplemental information for the year ended December 31, 2010:

	Unleveraged Series				Leveraged Series				Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series
	Class A shares	Class B shares	Class C shares	Class D shares	Class A shares	Class B shares	Class C shares	Class D shares	Class D shares	Class D shares

Per share operating performance
Net asset value per share, December 31, 2009	$113.28	$126.32	$110.99	$113.35	$90.73	$105.53	$86.24	$107.20	$102.00	$108.17
Income (loss) from investment operations
Net investment (loss)	(2.15)	(1.15)	(1.56)	(1.03)	(2.90)	(1.81)	(2.12)	(1.84)	(0.84)	(0.91)
Net realized and unrealized gain (loss) on investment transactions	2.78	3.14	3.24	3.33	7.17	8.45	7.63	9.55	11.01	5.27

Total from investment operations	0.63	1.99	1.68	2.30	4.27	6.64	5.51	7.71	10.17	4.36

Net asset value per share, December 31, 2010	$113.91	$128.31	$112.67	$115.65	$95.00	$112.17	$91.75	$114.91	$112.17	$112.53

Total return	0.56%	1.57%	1.52%	2.03%	4.71%	6.29%	6.39%	7.19%	9.96%	4.03%

Ratio to average net assets
Net investment income (loss)	(1.91)%	(0.91)%	(1.41)%	(0.91)%	(3.21)%	(1.71)%	(2.46)%	(1.71)%	(0.85)%	(0.86)%
Expenses	(1.97)%	(0.97)%	(1.51)%	(1.01)%	(3.27)%	(1.77)%	(2.52)%	(1.77)%	(0.91)%	(0.90)%

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

F 54

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2011

8. Financial Highlights (continued)

The following represents the per share operating performance ratios to average investors’ interest and other supplemental information for the year ended December 31, 2009:

	Unleveraged Series				Leveraged Series				Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series
	Class A shares	Class B shares	Class C shares	Class D shares	Class A shares	Class B shares	Class C shares	Class D shares	Class D* shares	Class D* shares

Per share operating performance
Net asset value per share, December 31, 2008	$119.60	$132.04	$116.06	$117.94	$105.12	$120.43	$98.31	$121.29	$100.00	$100.00
Income (loss) from investment operations
Net investment (loss)	(2.18)	(1.14)	(1.55)	(1.01)	(3.10)	(1.93)	(2.25)	(1.96)	(0.07)	(0.41)
Net realized and unrealized gain (loss) on investment transactions	(4.14)	(4.58)	(3.52)	(3.58)	(11.29)	(12.97)	(9.82)	(12.13)	2.07	8.58

Total from investment operations	(6.32)	(5.72)	(5.07)	(4.59)	(14.39)	(14.90)	(12.07)	(14.09)	2.00	8.17

Net asset value per share, December 31, 2009	$113.28	$126.32	$110.99	$113.35	$90.73	$105.53	$86.24	$107.20	$102.00	$108.17

Total return	(5.28)%	(4.33)%	(4.37)%	(3.89)%	(13.69)%	(12.37)%	(12.28)%	(11.61)%	2.00%	8.17%

Ratio to average net assets
Net investment (loss)	(1.88)%	(0.88)%	(1.38)%	(0.88)%	(3.25)%	(1.75)%	(2.51)%	(1.76)%	(0.05)%	(0.39)%
Expenses	(2.03)%	(1.03)%	(1.53)%	(1.03)%	(3.36)%	(1.81)%	(2.61)%	(1.86)%	(0.05)%	(0.39)%

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

F 55

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

9.Subsequent Events

From January 1, 2012 through March 8, 2012, the Trust had subscriptions of $2,525,000, $400,000 and $5,000,000 for the Unleveraged Series, Commodity L/N Unleveraged Series and Commodity L/S Unleveraged Series respectively.

The Trust had redemptions of $474,268 and $952,302 for the Leveraged and Unleveraged Series respectively.

F 56

Item 15.                 Exhibits, Financial Statement Schedules

(b) Exhibits

Exhibit Number	Item Description

3.1	Restated Certificate of Trust for MLM Index™ Trust, filed 1/14/98 (Filed as Exhibit 3.1 to the Registrant's Form 10-K filed April 29, 2002 and incorporated by reference herein.)

3.2	Amended and Restated Declaration of Trust and Trust Agreement of MLM Index™ Fund (Filed as Exhibit 3.2 to the Registrant's Form 10-K and incorporated by reference herein).

3.3
Amendment Nos. 1 to 6 the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index™ Fund (Filed as Exhibit 3.3 to the Registrant's Form 10-K filed March 29, 2007 and incorporated by reference herein).

14.1	Code of Ethics (Filed as Exhibit 14.1 to the Registrant's Form 10-K filed March 29, 2007 and incorporated by reference herein)..

31.1	Certification of President of the Manager Pursuant to Rule 13A-15(e) and Rule 15D-15(e), of the Securities Exchange Act.

31.2	Certification of Vice President and Chief Operating Officer of the Manager Pursuant to Rule 13A-15(e) and Rule 15D-15(e), of the Securities Exchange Act.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Vice President and Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the MLM Index Fund, the MLM Index Unleveraged Series, the MLM Index Leveraged Series, the MLM Commodity L/N Index Unleveraged Series and the MLM Commodity L/S Index Unleveraged Series has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2012

MLM INDEX™ FUND
MLM INDEX UNLEVERAGED SERIES
MLM INDEX LEVERAGED SERIES
MLM COMMODITY L/N INDEX UNLEVERAGED SERIES
MLM COMMODITY L/S NDEX UNLEVERAGED SERIES

By: /s/ Timothy J. Rudderow Sr.
Timothy J. Rudderow Sr., President
Mount Lucas Management LP
Manager