Form 10-Q
period 2012-03-31
MLM INDEX FUND
filed 2012-05-14
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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
March 31, 2012

Index

Item 1.	Financial Statements.

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Unleveraged Series

As of March 31, 2012 (Unaudited) and December 31, 2011

ASSETS	March 31, 2012	December 31, 2011

Cash and cash equivalents	$32,085,758	$30,453,037
Due from broker	6,818,589	7,314,689
Net unrealized gain on open futures contracts, at fair value	3,266	-
Interest receivable	11	2

Total assets	$38,907,624	$37,767,728

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$83,544	$1,256,607
Net unrealized loss on open futures contracts, at fair value	-	19,952
Brokerage commissions payable	13,450	14,510
Management fee payable	19,410	18,472
Subscriptions received in advance	1,805,000	245,000
Accrued expenses	11,071	10,644

Total liabilities	1,932,475	1,565,185

Investors’ interest	36,975,149	36,202,543

Total liabilities and investors’ interest	$38,907,624	$37,767,728

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Unleveraged Series

March 31, 2012 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Financial	130	$(69,097)	(0.19)%
Commodity	69	15,999	0.04
	199	(53,098)	(0.15)

Short futures contracts
Financial	(63)	(137,082)	(0.37)
Commodity	(114)	193,446	0.52
	(177)	56,364	0.15

Net unrealized gain on open futures contracts, at fair value		$3,266	0.00%

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Unleveraged Series

For the three months ended March 31, 2012 and 2011 (Unaudited)

	March 31,	March 31,
	2012	2011
Investment income
Interest	$2,486	$14,081

Expenses
Brokerage commissions	45,788	65,794
Management fee	54,438	77,873
Operating expenses	45,681	60,872

Total expenses	145,907	204,539

Net investment loss	(143,421)	(190,458)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	(495,698)	941,700
Net change in unrealized appreciation or depreciation on investments	26,323	(1,134,499)
Net realized and unrealized loss on investments	(469,375)	(192,799)

Net loss	$(612,796)	$(383,257)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

For the three months ended March 31, 2012 (Unaudited)

	Unleveraged Series

	Class A	Class B	Class C	Class D	Total
	Shares	Shares	Shares	Shares	Unleveraged
					Series
Investors’ interest at December 31, 2011	$3,411,924	$4,623,048	$1,313	$28,166,258	$36,202,543
Subscriptions	-	-	-	2,525,000	2,525,000
Redemptions	(82,239)	(57,812)	-	(1,000,000)	(1,140,051)
Transfers	(807)	1,260	-	-	453
Net loss	(66,119)	(79,351)	(23)	(467,303)	(612,796)
Investors’ interest at March 31, 2012	$3,262,759	$4,487,145	$1,290	$29,223,955	$36,975,149

Shares at December 31, 2011	29,511	35,148	11	236,514
Subscriptions	-	-	-	21,298
Redemptions	(718)	(447)	-	(8,412)
Transfers	(7)	10	-
Shares at March 31, 2012	28,786	34,711	11	249,400
Net asset value per share: March 31, 2012	$113.35	$129.27	$113.45	$117.18

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

For the three months ended March 31, 2011 (Unaudited)

	Unleveraged Series

	Class A	Class B	Class C	Class D	Total
	Shares	Shares	Shares	Shares	Unleveraged
					Series
Investors’ interest at December 31, 2010	$3,830,270	$6,168,071	$1,281	$40,458,967	$50,458,589
Subscriptions	-	26,500	-	12,750,000	12,776,500
Redemptions	(53,108)	(429,246)	-	(92,500)	(574,854)
Transfers	-	(3,608)	-	(25,019,823)	(25,023,431)
Net loss	(50,336)	(63,369)	(14)	(269,538)	(383,257)
Investors’ interest at March 31, 2011	$3,726,826	$5,698,348	$1,267	$27,827,106	$37,253,547

Shares at December 31, 2010	33,625	48,074	11	349,853
Subscriptions	-	206	-	110,251
Redemptions	(472)	(3,361)	-	(804)
Transfers	-	(28)		(216,358)
Shares at March 31, 2011	33,153	44,891	11	242,942
Net asset value per share: March 31, 2011	$112.41	$126.94	$111.46	$114.54

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Unleveraged Series

For the three months ended March 31, 2012 and 2011 (Unaudited)

	March 31, 2012	March 31, 2011

Cash flows from operating activities
Net loss	$(612,796)	$(383,257)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities
Net change in operating assets and liabilities
Due from broker	496,100	(939,995)
Net unrealized (gain) loss on open futures contracts	(23,218)	1,137,165
Interest receivable	(9)	(108)
Other assets	-	440
Brokerage commissions payable	(1,060)	(4,232)
Management fee payable	938	(4,880)
Accrued expenses	427	(6,235)

Net cash and cash equivalents used in operating activities	(139,618)	(201,102)

Cash flows from financing activities
Subscriptions received, net of selling commissions	4,085,000	14,161,040
Redemptions paid	(2,312,661)	(25,716,428)

Net cash and cash equivalents provided by (used in) financing activities	1,772,339	(11,555,388)

Net increase (decrease) in cash and cash equivalents	1,632,721	(11,756,490)

Cash and cash equivalents at beginning of period	30,453,037	45,401,720

Cash and cash equivalents at end of period	$32,085,758	$33,645,230
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$83,544	$310,471
Subscriptions recorded which were received in advance	$245,000	$11,622

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Leveraged Series

As of March 31, 2012 (Unaudited) and December 31, 2011

ASSETS	March 31, 2012	December 31, 2011

Cash and cash equivalents	$15,255,230	$16,133,233
Due from broker	15,377,838	16,657,334
Net unrealized gain on open futures contracts, at fair value	19,784	-
Other assets	1,196	1

Total assets	$30,654,048	$32,790,568

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$830,829	$167,384
Net unrealized loss on open futures contracts, at fair value	-	37,554
Brokerage commissions payable	28,791	30,262
Management fee payable	36,933	38,823
Accrued expenses	5,550	5,852

Total liabilities	902,103	279,875

Investors’ interest	29,751,945	32,510,693

Total liabilities and investors’ interest	$30,654,048	$32,790,568

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Leveraged Series

March 31, 2012 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Financial	295	$(147,899)	(0.50)%
Commodity	157	36,995	0.12
	452	(110,904)	(0.38)

Short futures contracts
Financial	(144)	(330,826)	(1.11)
Commodity	(262)	461,514	1.55
	(406)	130,688	0.44

Net unrealized gain on open futures contracts, at fair value		$19,784	0.06%

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Leveraged Series

For the three months ended March 31, 2012 and 2011 (Unaudited)

	March 31,	March 31,
	2012	2011
Investment income
Interest	$1,303	$6,634

Expenses
Brokerage commissions	95,932	107,196
Management fee	113,741	127,380
Operating expenses	35,149	36,726

Total expenses	244,822	271,302

Net investment loss	(243,519)	(264,668)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	(1,278,600)	1,444,683
Net change in unrealized appreciation or depreciation on investments	65,978	(2,115,932)
Net realized and unrealized loss on investments	(1,212,622)	(671,249)

Net loss	$(1,456,141)	$(935,917)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the three months ended March 31, 2012 (Unaudited)

	Class A	Class B	Class C	Class D	Total
	Shares	Shares	Shares	Shares	Leveraged
					Series
Investors’ interest at December 31, 2011	$2,667,739	$8,842,625	$1,353	$20,998,976	$32,510,693
Subscriptions	-	-	-	-	-
Redemptions	(103,524)	(229,147)	-	(972,426)	(1,305,097)
Transfers	(16)	2,497	-	9	2,490
Net loss	(132,746)	(403,634)	(62)	(919,699)	(1,456,141)
Investors’ interest at March 31, 2012	$2,431,453	$8,212,341	$1,291	$19,106,860	$29,751,945

Shares at December 31, 2011	26,110	72,219	14	165,999
Subscriptions	-	-	-	-
Redemptions	(1,066)	(1,924)	-	(7,994)
Transfers	-	20	-	-
Shares at March 31, 2012	25,044	70,315	14	158,005
Net asset value per share: March 31, 2012	$97.08	$116.79	$95.65	$120.93

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the three months ended March 31, 2011(Unaudited)

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Leveraged Series

For the three months ended March 31, 2012 and 2011 (Unaudited)

	March 31, 2012	March 31, 2011

Cash flows from operating activities
Net loss	$(1,456,141)	$(935,917)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities
Net change in operating assets and liabilities
Due from broker	1,279,496	(1,460,339)
Net unrealized (gain) loss on open futures contracts	(57,338)	2,142,119
Interest receivable	1	(2)
Other assets	(1,196)	-
Brokerage commissions payable	(1,471)	81
Management fee payable	(1,890)	1,576
Accrued expenses	(302)	(3,907)

Net cash and cash equivalents used in operating activities	(238,841)	(256,389)

Cash flows from financing activities
Subscriptions received, net of selling commissions	2,490	64,090
Redemptions paid	(641,652)	(1,202,423)

Net cash and cash equivalents used in financing activities	(639,162)	(1,138,333)

Net decrease in cash and cash equivalents	(878,003)	(1,394,722)

Cash and cash equivalents at beginning of period	16,133,233	24,445,088

Cash and cash equivalents at end of period	$15,255,230	$23,050,366
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$830,829	$298,704
Subscriptions recorded which were received in advance	$-	$21,106

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/N Index Unleveraged Series

As of March 31, 2012 (Unaudited) and December 31, 2011

ASSETS	March 31, 2012	December 31, 2011

Cash and cash equivalents	$72,470,328	$72,318,757
Due from broker	7,036,730	6,672,140
Net unrealized gain on open futures contracts, at fair value	135,440	-
Interest receivable	369	375

Total assets	$79,642,867	$78,991,272

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	$-	$890,170
Brokerage commissions payable	25,757	24,208
Management fee payable	33,533	33,364
Accrued expenses	10,573	10,200

Total liabilities	69,863	957,942

Investors’ interest	79,573,004	78,033,330

Total liabilities and investors’ interest	$79,642,867	$78,991,272

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N Index Unleveraged Series

March 31, 2012 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Commodity	577	$135,440	0.17%

Net unrealized gain on open futures contracts, at fair value		$135,440	0.17%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N Index Unleveraged Series

December 31, 2011

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Commodity	45	$(890,170)	(1.14)%

Net unrealized gain on open futures contracts, at fair value		$(890,170)	(1.14)%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Commodity L/N Unleveraged Series

For the three months ended March 31, 2012 and 2011(Unaudited)

	March 31,	March 31,
	2012	2011
Investment income
Interest	$3,855	$10,833

Expenses
Brokerage commissions	79,100	51,045
Management fee	98,875	63,806
Operating expenses	80,072	55,055

Total expenses	258,047	169,906

Net investment loss	(254,192)	(159,073)

Realized and unrealized gain (loss) on investments
Net realized gain on investments	367,044	5,433,766
Net change in unrealized appreciation or depreciation on investments	1,026,822	(4,117,671)
Net realized and unrealized gain on investments	1,393,866	1,316,095

Net income	$1,139,674	$1,157,022

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND
UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

For the three months ended March 31, 2012 (Unaudited)

Total
Commodity L/N
Unleveraged Series
Investors’ interest at December 31, 2011	$78,033,330
Subscriptions	400,000
Redemptions	-
Transfers	-
Net income	1,139,674
Investors’ interest at March 31, 2012	$79,573,004

Shares at December 31, 2011	727,111
Subscriptions	3,632
Redemptions	-
Transfers	-
Shares at March 31, 2012	730,743
Net asset value per share: March 31, 2012	$108.89

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

For the three months ended March 31, 2011 (Unaudited)

Total
Commodity L/N
Unleveraged Series
Investors’ interest at December 31, 2010	$48,946,590
Subscriptions	2,000,000
Redemptions	-
Transfers	-
Net income	1,157,022
Investors’ interest at March 31, 2011	$52,103,612

Shares at December 31, 2010	436,372
Subscriptions	17,470
Redemptions	-
Transfers	-
Shares at March 31, 2011	453,842
Net asset value per share: March 31, 2012	$114.81

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/N Index Unleveraged Series

For the three months ended March 31, 2012 and 2011 (Unaudited)

	March 31, 2012	March 31, 2011

Cash flows from operating activities
Net income	$1,139,674	$1,157,022
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities
Net change in operating assets and liabilities
Due from broker	(364,590)	(5,427,622)
Net unrealized (gain) loss on open futures contracts	(1,025,610)	4,103,111
Interest receivable	6	(117)
Other assets	-	18
Brokerage commissions payable	1,549	1,811
Management fee payable	169	3,176
Accrued expenses	373	13,806

Net cash and cash equivalents used in operating activities	(248,429)	(148,795)

Cash flows from financing activities
Subscriptions received, net of selling commissions	400,000	2,000,000

Net cash and cash equivalents provided by financing activities	400,000	2,000,000

Net increase in cash and cash equivalents	151,571	1,851,205

Cash and cash equivalents at beginning of period	72,318,757	39,805,018

Cash and cash equivalents at end of period	$72,470,328	$41,656,223

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/S Index Unleveraged Series

As of March 31, 2012 (Unaudited) and December 31, 2011

ASSETS	March 31, 2012	December 31, 2011

Cash and cash equivalents	$45,304,410	$45,452,407
Due from broker	4,789,982	5,640,415
Net unrealized gain on open futures contracts, at fair value	1,141,696	-
Interest receivable	300	268

Total assets	$51,236,388	$51,093,090

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$511,710	-
Net unrealized loss on open futures contracts, at fair value	-	182,179
Brokerage commissions payable	14,419	14,400
Management fee payable	21,136	19,830
Subscriptions received in advance	-	5,000,000
Accrued expenses	4,045	3,600

Total liabilities	551,310	5,220,009

Investors’ interest	50,685,078	45,873,081

Total liabilities and investors’ interest	$51,236,388	$51,093,090

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

March 31, 2012 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Commodity	432	$91,444	0.18%

Short futures contracts
Commodity	(714)	1,050,252	2.07

Net unrealized gain on open futures contracts, at fair value		$1,141,696	2.25%

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM Commodity L/S Index Unleveraged Series

For the three months ended March 31, 2012 and 2011 (Unaudited)

	March 31,	March 31,
	2012	2011
Investment income
Interest	$1,760	$3,692

Expenses
Brokerage commissions	50,815	22,475
Management fee	63,518	28,092
Operating expenses	48,593	23,586

Total expenses	162,926	74,153

Net investment loss	(161,166)	(70,461)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	(839,091)	1,221,753
Net change in unrealized appreciation or depreciation on investments	1,323,964	(1,436,875)
Net realized and unrealized gain (loss) on investments	484,873	(215,122)

Net income (loss)	$323,707	$(285,583)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDSENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

For the three months ended March 31, 2012 (Unaudited)

Total
Commodity L/S
Unleveraged Series
Investors’ interest at December 31, 2011	$45,873,081
Subscriptions	5,000,000
Redemptions	(511,710)
Transfers	-
Net income	323,707
Investors’ interest at March 31, 2012	$50,685,078

Shares at December 31, 2011	401,233
Subscriptions	43,733
Redemptions	(4,447)
Transfers	-
Shares at March 31, 2012	440,519
Net asset value per share: March 31, 2012	$115.06

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/S Index Unleveraged Series

For the three months ended March 31, 2012 and 2011 (Unaudited)

	March 31, 2012	March 31, 2011

Cash flows from operating activities
Net income (loss)	$323,707	$(285,583)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in)operating activities
Net change in operating assets and liabilities
Due from broker	850,433	(1,889,134)
Net unrealized (gain) loss on open futures contracts	(1,323,875)	1,436,450
Interest receivable	(32)	(119)
Other assets	-	39
Brokerage commissions payable	19	7,939
Management fee payable	1,306	11,073
Accrued expenses	445	132

Net cash and cash equivalents used in operating activities	(147,997)	(719,203)

Cash flows from financing activities
Subscriptions received, net of selling commissions	-	25,019,823

Net cash and cash equivalents provided by financing activities	-	25,019,823

Net increase (decrease) in cash and cash equivalents	(147,997)	24,300,620

Cash and cash equivalents at beginning of period	45,452,407	10,576,394

Cash and cash equivalents at end of period	$45,304,410	$34,877,014
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$511,710	$-
Subscriptions recorded which were received in advance	$5,000,000	$-

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

Trust Total

As of March 31, 2012 (Unaudited) and December 31, 2011

ASSETS	March 31, 2012	December 31, 2011

Cash and cash equivalents	$165,115,726	$164,357,434
Due from broker	34,023,139	36,284,578
Net unrealized gain on open futures contracts, at fair value	1,300,186	-
Interest receivable	680	646
Other assets	1,196	-

Total assets	$200,440,927	$200,642,658

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$1,426,083	$1,423,991
Net unrealized loss on open futures contracts, at fair value	-	1,129,855
Brokerage commissions payable	82,417	83,380
Management fee payable	111,012	110,489
Subscriptions received in advance	1,805,000	5,245,000
Accrued expenses	31,239	30,296

Total liabilities	3,455,751	8,023,011

Investors’ interest	196,985,176	192,619,647

Total liabilities and investors’ interest	$200,440,927	$200,642,658

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

March 31, 2012 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Financial	425	$(216,996)	(0.11)%
Commodity	1,235	279,878	0.14
	1,660	62,882	0.03

Short futures contracts
Financial	(207)	(467,908)	(0.24)
Commodity	(1,090)	1,705,212	0.87
	(1,297)	1,237,304	0.63

Net unrealized gain on open futures contracts, at fair value		$1,300,186	0.66%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

December 31, 2011

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Trust Total

For the three months ended March 31, 2012 and 2011 (Unaudited)

	March 31,	March 31,
	2012	2011
Investment income
Interest	$9,404	$35,240

Expenses
Brokerage commissions	271,635	246,510
Management fee	330,572	297,151
Operating expenses	209,495	176,239

Total expenses	811,702	719,900

Net investment loss	(802,298)	(684,660)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	(2,246,345)	9,041,902
Net change in unrealized appreciation (depreciation) on investments	2,443,087	(8,804,977)
Net realized and unrealized gain on investments	196,742	236,925

Net loss	$(605,556)	$(447,735)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

Trust Total

For the three months ended March 31, 2012 (Unaudited)

Total
investor interest
($100 par value per share)
Investors’ interest at December 31, 2011	$192,619,647
Subscriptions	7,925,000
Redemptions	(2,956,858)
Transfers	2,943
Net loss	(605,556)
Investors’ interest at March 31, 2012	$196,985,176

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

Trust Total

For the three months ended March 31, 2011 (Unaudited)

Total
investor interest
($100 par value per share)
Investors’ interest at December 31, 2010	$149,342,783
Subscriptions	14,851,975
Redemptions	(1,361,627)
Transfers	-
Net loss	(447,735)
Investors’ interest at March 31, 2011	$162,385,396

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Trust Total

For the three months ended March 31, 2012 and 2011 (Unaudited)

	March 31, 2012	March 31, 2011

Cash flows from operating activities
Net loss	$(605,556)	$(447,735)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities
Net change in operating assets and liabilities
Due from broker	2,261,439	(9,717,090)
Net unrealized (gain) loss on open futures contracts	(2,430,041)	8,818,845
Interest receivable	(34)	(346)
Other assets	(1,196)	497
Brokerage commissions payable	(963)	5,599
Management fee payable	523	10,945
Accrued expenses	943	3,796

Net cash and cash equivalents used in operating activities	(774,885)	(1,325,489)

Cash flows from financing activities
Subscriptions received, net of selling commissions	4,487,943	41,244,953
Redemptions paid	(2,954,766)	(26,918,851)

Net cash and cash equivalents provided by financing activities	1,533,177	14,326,102

Net increase in cash and cash equivalents	758,292	13,000,613

Cash and cash equivalents at beginning of period	164,357,434	120,228,220

Cash and cash equivalents at end of period	$165,115,726	$133,228,833
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$1,426,083	$609,175
Subscriptions recorded which were received in advance	$5,245,000	$32,728

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
March 31, 2012

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

At March 31, 2012, the MLM Index™ Fund is comprised of four series: the MLM Index™ Unleveraged Series (“Unleveraged Series”), the MLM Index™ Leveraged Series (“Leveraged Series”), the MLM Commodity L/N Index Unleveraged Series (“Commodity L/N” or “Commodity L/N Unleveraged Series”) and the MLM Commodity L/S Index Unleveraged Series (“Commodity L/S” or “Commodity L/S Unleveraged Series”).  MLM Index™ Fund and its series are collectively referred to herein as the “Trust”.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted.  In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial positions of the Trust and each Series as of March 31, 2012 and the results of its operations for the three months ended March 31, 2012 and 2011.  The operating results for these interim periods many not be indicative of the results expected for a full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2011.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2012

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

Due from Brokers

Each Series' trading activities utilize one broker located in the United States. Due from broker represents cash balances held, and amounts receivable or payable for transactions not settled at March 31, 2012 and December 31, 2011.

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
March 31, 2012

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

As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2012 and December 31, 2011, all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

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

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2012

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

March 31, 2012	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Overnight money markets	$2,945,000	$11,000	$43,430,000	$35,290,000	$81,676,000
U.S. Government Agency Securities	24,607,980	13,399,399	26,098,441	8,969,452	73,075,272
U.S. Treasury Bills	4,499,685	1,799,874	2,899,797	999,930	10,199,286
Cash	31,700	42,811	40,739	43,175	158,425
Cash in Checking Account	1,393	2,146	1,351	1,853	6,743
Total	$32,085,758	$15,255,230	$72,470,328	$45,304,410	$165,115,726

December 31, 2011	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Overnight money markets	$254,000	$19,000	$43,283,000	$35,440,000	$78,996,000
U.S. Government Agency Securities	30,149,256	16,054,571	28,999,334	9,984,770	85,187,931
Cash	48,232	57,052	35,284	26,375	166,943
Cash in Checking Account	1,549	2,610	1,139	1,262	6,560
Total	$30,453,037	$16,133,233	$72,318,757	$45,452,407	$164,357,434

4. Investors’ Interest

The Trust is comprised of four series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage (collectively, the “Series”).  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.  Class A, Class B, Class C and Class D shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager.  As of March 31, 2012, the MLM Commodity L/S Leveraged Series and the MLM Commodity L/N Leveraged Series have not commenced trading and have no assets. In addition, as of March 31, 2012, the MLM Commodity L/S Unleveraged Series and the MLM Commodity L/N Unleveraged Series have never had any investors in classes A, B or C.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2012

4. Investors’ Interest (continued)

The Class A and Class C shares are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

5. Margin Requirements

The Trust had margin requirements as follows at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Unleveraged Series	$939,951	$1,398,766
Leveraged Series	2,165,378	3,868,949
Leveraged Series Commodity L/N Series	2,698,795	516,375
Unleveraged Series Commodity L/S Series	2,433,303	4,246,945
Total	$8,237,427	$10,031,035

Each Series' margins requirements were satisfied by net unrealized profits and cash at the broker.

6. Management Fee and Other Fees and Expenses

Each Series pays the Manager a management fee and the introducing broker a brokerage fee as a percentage of net assets, as of the first day of each month at the annualized rates as follows:

	Unleveraged, Commodity L/S Unleveraged Series, and Commodity L/N Unleveraged Series
							Total fees
	Brokerage	Management	Organizational		Operating	Selling	and
	fee	fee	fee		expense	expense	commissions

Class A	0.85%	1.50%	N/A	*	0.35%	4.00%	6.70%
Class B	0.85%	N/A	N/A	*	0.35%	N/A	1.70%
Class C	0.40%	1.00%	N/A		0.35%	4.00%	5.75%
Class D	0.40%	0.50%	N/A		0.35%	N/A	1.25%

	Leveraged Series
							Total fees
	Brokerage	Management	Organizational		Operating	Selling	and
	fee	fee	fee		expense	expense	commissions

Class A	1.75%	2.80%	N/A	*	0.35%	4.00%	8.90%
Class B	1.75%	1.30%	N/A	*	0.35%	N/A	3.40%
Class C	0.90%	2.05%	N/A		0.35%	4.00%	7.30%
Class D	0.90%	1.30%	N/A		0.35%	N/A	2.55%

*effective January 1, 2010

Each Series pays 0.35% of average net assets for the Trust’s legal, accounting, auditing and other operating expenses and fees. The Trust also pays the cash manager and banking fees directly.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2012

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

The following tables reflect the fair value of each Series derivative financial instruments at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
Unleveraged Series	Asset	Liability	Asset	Liability
Financial futures	$41,427	$(247,606)	$181,701	$(155,868)
Commodity futures	287,472	(78,027)	186,043	(231,828)
Total	$328,899	$(325,633)	$367,744	$(387,696)

	March 31, 2012		December 31, 2011
Leveraged Series	Asset	Liability	Asset	Liability
Financial futures	$109,566	$(588,291)	$492,396	$(424,628)
Commodity futures	689,709	(191,200)	519,130	(624,452)
Total	$799,275	$(779,491)	$1,011,526	$(1,049,080)

	March 31, 2012		December 31, 2011
Commodity L/N Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$423,281	$(287,841)	$-	$(890,170)
Total	$423,281	$(287,841)	$-	$(890,170)

	March 31, 2012		December 31, 2011
Commodity L/S Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$1,581,236	$(439,540)	$981,390	$(1,163,569)
Total	$1,581,236	$(439,540)	$981,390	$(1,163,569)

	March 31, 2012		December 31, 2011
Trust Total	Asset	Liability	Asset	Liability
Financial futures	$150,993	$(835,897)	$674,097	$(580,496)
Commodity futures	2,981,698	(996,608)	1,686,563	(2,910,019)
Total	$3,132,691	$(1,832,505)	$2,360,660	$(3,490,515)

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2012

7. Derivative Financial Instruments (continued)

	March 31, 2012			March 31, 2011
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(324,650)	$(232,012)	$(556,662)	$(667,590)	$140,225	$(527,365)
Commodity futures	(171,048)	255,230	84,182	1,609,290	(1,277,224)	332,066
Total	$(495,698)	$23,218	$(472,480)	$941,700	$(1,136,999)	$(195,299)

	March 31, 2012			March 31, 2011
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(896,043)	$(546,493)	$(1,442,536)	$(1,491,758)	$401,751	$(1,090,007)
Commodity futures	(382,557)	603,831	221,274	2,936,441	(2,543,575)	392,866
Total	$(1,278,600)	$57,338	$(1,221,262)	$1,444,683	$(2,141,824)	$(697,141)

	March 31, 2012			March 31, 2011
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$367,044	$1,025,610	$1,392,654	$5,433,766	$(4,103,112)	$1,330,654
Total	$367,044	$1,025,610	$1,392,654	$5,433,766	$(4,103,112)	$1,330,654

	March 31, 2012			March 31, 2011
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(839,091)	$1,323,875	$484,784	$1,221,753	$(1,436,450)	$(214,697)
Total	$(839,091)	$1,323,875	$484,784	$1,221,753	$(1,436,450)	$(214,697)

	March 31, 2012			March 31, 2011
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(1,220,693)	$(778,505)	$(1,999,198)	$(2,159,348)	$541,976	$(1,617,372)
Commodity futures	(1,025,652)	3,208,546	2,182,894	11,201,250	(9,360,361)	1,840,889
Total	$(2,246,345)	$2,430,041	$183,696	$9,041,902	$(8,818,385)	$223,517

Included in the unrealized gain (loss) amounts on the Condensed Statement of Operations for March 31, 2012 and March 31, 2011, are unrealized gains (losses) from U.S. Government Agency Securities and unrealized gains (losses) from currency positions.

The following tables reflect the trading activity for derivative financial instruments for the three months ended March 31, 2012 and 2011:

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Three months ending March 31, 2012	Three months ending March 31, 2012	Three months ending March 31, 2011	Three months ending March 31, 2011
Unleveraged	544	543	864	1,111
Leveraged	1,360	1,531	1,592	1,642
Commodity L/N	921	389	1,122	923
Commodity L/S	1,789	1,734	816	399
Trust Total	4,614	4,197	4,394	4,075

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2012

8. Financial Highlights

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the three months ended March 31, 2012:

	Unleveraged Series				Leveraged Series				Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2011	$115.62	$131.53	$115.45	$119.09	$102.17	$122.44	$100.25	$126.50	$107.32	$114.33
Income from investment operations:
Net investment expense	(0.57)	(0.32)	(0.42)	(0.29)	(0.81)	(0.52)	(0.61)	(0.54)	(0.24)	(0.25)
Net realized and unrealized gain on investment transactions	(1.70)	(1.94)	(1.58)	(1.62)	(4.28)	(5.13)	(3.99)	(5.03)	1.81	0.98
Total from investment operations	(2.27)	(2.26)	(2.00)	(1.91)	(5.09)	(5.65)	(4.60)	(5.57)	1.57	0.73
Net asset value per share at March 31, 2012	$113.35	$129.27	$113.45	$117.18	$97.08	$116.79	$95.65	$120.93	$108.89	$115.06

Total Return:	(1.96)%	(1.72)%	(1.73)%	(1.60)%	(4.98)%	(4.61)%	(4.59)%	(4.41)%	1.47%	0.64%

Ratio to Average Investors’ Interest:
Net investment expense	(0.50)%	(0.25)%	(0.37)%	(0.23)%	(0.86)%	(0.45)%	(0.63)%	(0.46)%	(0.22)%	(0.19)%
Expenses	(0.51)%	(0.25)%	(0.38)%	(0.24)%	(0.86)%	(0.45)%	(0.64)%	(0.46)%	(0.23)%	(0.19)%

Total return is calculated as the change in the net asset value per share for the three months ended March 31, 2012.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the three months ended March 31, 2012.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2012

8. Financial Highlights (continued)

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the three months ended March 31, 2011:

	Unleveraged Series				Leveraged Series				Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2010	$113.91	$128.31	$112.67	$115.65	$95.00	$112.17	$91.75	$114.91	$112.17	$112.53
Income from investment operations:
Net investment expense	(0.53)	(0.28)	(0.38)	(0.25)	(0.75)	(0.46)	(0.55)	(0.47)	(0.24)	(0.24)
Net realized and unrealized gain on investment transactions	(0.97)	(1.09)	(0.83)	(0.86)	(2.20)	(2.61)	(1.94)	(2.43)	2.88	1.34
Total from investment operations	(1.50)	(1.37)	(1.21)	(1.11)	(2.95)	(3.07)	(2.49)	(2.90)	2.64	1.10
Net asset value per share at March 31, 2011	$112.41	$126.94	$111.46	$114.54	$92.05	$109.10	$89.26	$112.01	$114.81	$113.63

Total Return:	(1.32)%	(1.07)%	(1.07)%	(0.96)%	(3.11)%	(2.74)%	(2.71)%	(2.52)%	2.35%	0.98%

Ratio to Average Investors’ Interest:
Net investment expense	(0.47)%	(0.23)%	(0.34)%	(0.28)%	(0.83)%	(0.43)%	(0.61)%	(0.42)%	(0.15)%	(0.14)%
Expenses	(0.50)%	(0.25)%	(0.37)%	(0.96)%	(0.85)%	(0.45)%	(0.63)%	(0.44)%	(0.16)%	(0.15)%

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

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2012

9.Subsequent Events

From April 1, 2012 through May 11, 2012, the Trust had subscriptions of $329,980 and $149,728 for the Unleveraged Series and Leveraged Series respectively.  There were no subscriptions for the Commodity L/N Unleveraged Series and Commodity L/S Unleveraged Series.

The Trust had redemptions of $432,440 and $162,517 for the Unleveraged and Leveraged Series respectively.

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

Currently the Trust has four series of interests: the Unleveraged Series, the Leveraged Series, the Commodity L/N Unleveraged Series (or “Commodity L/N Series”) and the Commodity L/S Unleveraged Series (or “Commodity L/S Series”). The Unleveraged Series attempts to replicate the MLM Index™ without any leverage, while the Leveraged Series trades the Trading Program at three times leverage. Leverage is the ability to control large dollar amounts of a commodity with a comparatively small amount of capital. The Leveraged Series purchases or sells $3 fair value of contracts for every $1 invested in the Series. The Commodity L/S Unleveraged Series and Commodity L/N Unleveraged Series attempt to replicate the MLM Commodity Long/Short Index and MLM Commodity Long/Neutral Index respectively, without leverage.

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

Each Series' assets are held in separate custodial accounts at State Street Bank and Trust (the “Bank").   The Trust has contracted with Aberdeen Asset Management to manage the money in these accounts so as to maximize the interest income which accrues to each Series, while maintaining strict credit controls as determined by the CE Act. When Citigroup Global Markets requires additional assets to maintain the positions for a Series, the Bank makes a wire transfer to Citigroup Global Markets. If Citigroup Global Markets has surplus assets in a Series account, Citigroup Global Markets makes a wire transfer to the account at the Bank.

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

Index

Liquidity

The majority of each Series' assets are held in liquid short-term interest rate instruments. Each Series takes substantial exposure in futures markets, which requires relatively small deposits, called margin, to hold the positions. As at March 31, 2012, increases (decreases) in cash and cash equivalents amounted to approximately $1.63m, ($0.88m), $0.15m and ($0.15m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively.  As at March 31, 2012, increases (decreases) in due from broker amounted to approximately $0.50m, $1.28m, ($0.36m) and $0.85m for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. Net cash generated from operations amounted to approximately $(0.14m), $(0.24m), $(0.25m) and $(0.15m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. For the period ended March 31, 2012 the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series generated net income (loss) from operations of $(0.61m), $(1.46m), $1.14m and $0.32m, respectively. In general, each unleveraged Series will have about 5% of its assets on deposit with brokers as margin and each leveraged Series will have about 15% of its assets on deposit with brokers as margin, with the balance held in custodial accounts with a major financial institution.

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

Index

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

Each Series incurs various kinds of credit risk in its operations. In order to facilitate the trading of a Series, assets must be placed with Futures Commission Merchants. Management of the Trust deals only with established registered firms, and monitors their financial condition on an ongoing basis. In addition, if a Series were to enter into over the counter transactions, additional counterparty risk would be incurred. There were no OTC transactions during the three months ended March 31, 2012 in any Series.

Results of Operations

Results of Operations

At March 31, 2012 and December 31, 2011 the Series of the Trust had assets as follows:

Trust Series	March 31, 2012	December 31, 2011
Unleveraged Series	$38,907,624	$37,767,728
Leveraged Series	$30,654,048	$32,790,568
Commodity L/N Unleveraged Series	$79,642,867	$78,991,272
Commodity L/S Unleveraged Series	$51,236,388	$51,093,090
Total	$200,440,927	$200,642,658

At March 31, 2012 and December 31, 2011 the Series of the Trust had liabilities as follows:

Trust Series	March 31, 2012	December 31, 2011
Unleveraged Series	$1,932,475	$1,565,185
Leveraged Series	$902,103	$279,875
Commodity L/N Unleveraged Series	$69,863	$957,942
Commodity L/S Unleveraged Series	$551,310	$5,220,009
Total	$3,455,751	$8,023,011

Net income (loss) from operations for the Series of the Trust for the three months ended March 31, 2012 and 2011 was as follows:

Trust Series	March 31, 2012	March 31, 2011
Unleveraged Series	$(612,796)	$(383,257)
Leveraged Series	$(1,456,141)	$(935,917)
Commodity L/N Unleveraged Series	$1,139,674	$1,157,022
Commodity L/S Unleveraged Series	$323,707	$(285,583)
Total	$(605,556)	$(447,735)

Index

The Trust’s net income (loss) is directly related to the performance of the MLM Index™, which the Trust is designed to replicate.    For the three months ended March 31, 2012, MLM Index™ performance and its subsets was -1.20%, +1.85% and +1.08% for the MLM Index, MLM Commodity Index L/N and the MLM Commodity Index L/S respectively.  Performance was (0.62)%, 0.43% and 1.45% respectively for the same period ended March 31, 2011.  A Series' performance may be negative in years when the MLM Index™ is positive or have greater losses when the MLM Index™ is negative due to the timing of subscriptions and redemptions, and the fees charged. Since inception of the Trust, the correlation of monthly results between each Series and the MLM Index™ and its subsets adjusted for fees is 0.99.

The following table represents the performance by class for the MLM Index™ Fund for the three months ended March 31, 2012 and March 31, 2011.

March 31, 2012

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series	Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	(1.96)%	(1.72)%	(1.73)%	(1.60)%	(4.98)%	(4.61)%	(4.59)%	(4.41)%	1.47%	0.64%

March 31, 2011:

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series	Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	(1.32)%	(1.07)%	(1.07)%	(0.96)%	(3.11)%	(2.74)%	(2.71)%	(2.52)%	2.35%	0.98%

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

2.
For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability.  It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  For daily returns, this estimate is a loss of 2.14%.  For monthly returns the estimate is loss of 9.34%.

3.
To ascertain a dollar loss amount for each Series, the assets of the Series as of March 31, 2012 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets.  Based on the asset levels as of March 31, 2012, the manager estimates that the amount each Series of the Trust could expect to lose as follows in any given day and in any given month.

Trust Series	Any Given Day	Any Given Month
Unleveraged Series	$548,597	$2,427,544
Leveraged Series	$1,296,666	$5,737,748
Commodity L/N Unleveraged Series	$2,077,484	$9,124,086
Commodity L/S Unleveraged Series	$1,679,657	$7,152,087

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

Index

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

Index

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). We have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on such evaluation we have concluded these disclosure controls are effective as of March 31, 2012.

(b) Changes in internal control over financial reporting. There has been no change in the Trust and/or its Series' internal control over financial reporting that occurred in the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust and/or its Series’ internal control over financial reporting.

Index

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Manager is not aware of any proceedings threatened or pending against the Trust and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.

Item 1a.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series	Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
Jan-12 Subscriptions	$-	$-	$-	$245,000	$-	$-	$-	$-	$-	$5,000,000
Subscriptions Units	-	-	-	2,057	-	-	-	-	-	43,733
# of Purchasers	-	-	-	5	-	-	-	-	-	1
Unit Price	$-	$-	$-	$119.09	$-	$-	$-	$-	$-	$114.33

Feb-12 Subscriptions	$-	$-	$-	$1,450,000	$-	$-	$-	$-	$-	$-
Subscriptions Units	-		-	12,197	-	-	-	-	-	-
# of Purchasers	-		-	4	-	-	-	-	-	-
Unit Price	$-	$-	$-	$118.88	$-	$-	$-	$-	$-	$-

Mar-12 Subscriptions	$-	$-	$-	$830,000	$-	$-	$-	$-	$400,000	$-
Subscriptions Units	-	-	-	7,043	-	-	-	-	3,632	-
# of Purchasers	-	-	-	4	-	-	-	-	1	-
Unit Price	$-	$-	$-	$117.84	$-	$-	$-	$-	$110.13	$-

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By: Mount Lucas Management LP
Its: Manager

By: /s/ Timothy J. Rudderow, Sr
Timothy J. Rudderow, Sr
President

Date: May 11, 2012