Form 10-Q
period 2012-06-30
MLM INDEX FUND
filed 2012-08-10
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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
Large Accelerated Filer☐ AcceleratedFiler☐ Non-Accelerated Filer☒ Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes   ☐                              No  ☒

MLM Index™ Fund
Index to FORM 10-Q
June 30, 2012

Index

Item 1.	Financial Statements.

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Unleveraged Series

As of June 30, 2012 (Unaudited) and December 31, 2011

ASSETS	June 30, 2012	December 31, 2011

Cash and cash equivalents	$33,645,728	$30,453,037
Due from broker	6,910,381	7,314,689
Interest receivable	28	2

Total assets	$40,556,137	$37,767,728

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$2,193	$1,256,607
Net unrealized loss on open futures contracts, at fair value	201,330	19,952
Brokerage commissions payable	13,946	14,510
Management fee payable	20,369	18,472
Subscriptions received in advance	1,541,000	245,000
Accrued expenses	12,741	10,644

Total liabilities	1,791,579	1,565,185

Investors’ interest	38,764,558	36,202,543

Total liabilities and investors’ interest	$40,556,137	$37,767,728

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Unleveraged Series

June 30, 2012 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Financial	92	$83,942	0.22%
Commodity	14	58,950	0.15
	106	142,892	0.37

Short futures contracts
Financial	(113)	(90,973)	(0.23)
Commodity	(203)	(253,249)	(0.65)
	(316)	(344,222)	(0.88)

Net unrealized (loss) on open futures contracts, at fair value		$(201,330)	(0.51)%

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Unleveraged Series

For the three and six months ended June 30, 2012 and 2011 (Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Investment income
Interest	$6,173	$4,535	$8,659	$18,616

Expenses
Brokerage commissions	47,803	49,826	93,591	115,620
Management fee	57,029	58,552	111,467	136,425
Operating expenses	45,276	44,244	90,957	105,116

Total expenses	150,108	152,622	296,015	357,161

Net investment loss	(143,935)	(148,087)	(287,356)	(338,545)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	109,448	563,106	(386,250)	1,504,806
Net change in unrealized appreciation or depreciation on investments	(219,474)	(43,346)	(193,151)	(1,177,845)
Net realized and unrealized gain (loss) on investments	(110,026)	519,760	(579,401)	326,961

Net gain (loss)	$(253,961)	$371,673	$(866,757)	$(11,584)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

For the six months ended June 30, 2012 (Unaudited)

	Unleveraged Series

	Class A	Class B	Class C	Class D	Total
	Shares	Shares	Shares	Shares	Unleveraged
					Series
Investors’ interest at December 31, 2011	$3,411,924	$4,623,048	$1,313	$28,166,258	$36,202,543
Subscriptions	-	1,260	-	5,519,000	5,520,260
Redemptions	(102,296)	(114,951)	-	(1,874,241)	(2,091,488)
Net loss	(96,863)	(110,239)	(32)	(659,623)	(866,757)
Investors’ interest at June 30, 2012	$3,212,765	$4,399,118	$1,281	$31,151,394	$38,764,558

Shares at December 31, 2011	29,511	35,148	11	236,514
Subscriptions	-	10	-	46,723
Redemptions	(892)	(885)	-	(15,796)
Shares at June 30, 2012	28,619	34,273	11	267,441
Net asset value per share: June 30, 2012	$112.26	$128.36	$112.64	$116.48

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSEDSTATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

For the six months ended June 30, 2011 (Unaudited)

	Unleveraged Series

	Class A	Class B	Class C	Class D	Total
	Shares	Shares	Shares	Shares	Unleveraged
					Series
Investors’ interest at December 31, 2010	$3,830,270	$6,168,071	$1,281	$40,458,967	$50,458,589
Subscriptions	-	32,662	-	15,455,000	15,487,662
Redemptions	(65,302)	(971,168)	-	(118,764)	(1,155,234)
Transfers	22,864	(2,414)	-	(25,019,822)	(24,999,372)
Net gain (loss)	(26,150)	(12,123)	(3)	26,692	(11,584)
Investors’ interest at June 30, 2011	$3,761,682	$5,215,028	$1,278	$30,802,073	$39,780,061

Shares at December 31, 2010	33,625	48,074	11	349,853
Subscriptions	-	255	-	133,755
Redemptions	(580)	(7,593)	-	(1,032)
Transfers	202	(19)	-	(216,358)
Shares at June 30, 2011	33,247	40,717	11	266,218
Net asset value per share: June 30, 2011	$113.14	$128.08	$112.44	$115.70

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Unleveraged Series

For the six months ended June 30, 2012 and 2011 (Unaudited)

	June 30, 2012	June 30, 2011

Cash flows from operating activities
Net loss	$(866,757)	$(11,584)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	404,308	(1,488,431)
Net unrealized loss on open futures contracts	181,378	1,171,043
Interest receivable	(26)	(17)
Other assets	-	440
Brokerage commissions payable	(564)	(4,045)
Management fee payable	1,897	(4,127)
Accrued expenses	2,097	(10,132)

Net cash and cash equivalents used in operating activities	(277,667)	(346,853)

Cash flows from financing activities
Subscriptions received, net of selling commissions	6,815,453	15,701,982
Redemptions paid	(3,345,095)	(26,460,361)

Net cash and cash equivalents provided by (used in) financing activities	3,470,358	(10,758,379)

Net increase (decrease) in cash and cash equivalents	3,192,691	(11,105,232)

Cash and cash equivalents at beginning of period	30,453,037	45,401,720

Cash and cash equivalents at end of period	$33,645,728	$34,296,488
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$2,193	$122,859
Subscriptions recorded which were received in advance	$245,000	$11,622

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Leveraged Series

As of June 30, 2012 (Unaudited) and December 31, 2011

ASSETS	June 30, 2012	December 31, 2011

Cash and cash equivalents	$13,785,748	$16,133,233
Due from broker	15,638,675	16,657,334
Interest receivable	1	1
Other assets	246	-

Total assets	$29,424,670	$32,790,568

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$30,958	$167,384
Net unrealized loss on open futures contracts, at fair value	477,840	37,554
Brokerage commissions payable	28,581	30,262
Management fee payable	36,682	38,823
Accrued expenses	5,100	5,852

Total liabilities	579,161	279,875

Investors’ interest	28,845,509	32,510,693

Total liabilities and investors’ interest	$29,424,670	$32,790,568

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Leveraged Series

June 30, 2012 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Financial	202	$185,053	0.64%
Commodity	31	140,900	0.49
	233	325,953	1.13

Short futures contracts
Financial	(248)	(208,554)	(0.72)
Commodity	(449)	(595,239)	(2.06)
	(697)	(803,793)	(2.78)

Net unrealized (loss) on open futures contracts, at fair value		$(477,840)	(1.65)%

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Leveraged Series

For the three and six months ended June 30, 2012 and 2011 (Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Investment income
Interest	$3,022	$840	$4,325	$7,474

Expenses
Brokerage commissions	91,074	103,271	187,006	210,467
Management fee	107,654	123,034	221,395	250,414
Operating expenses	31,806	39,398	66,955	76,124

Total expenses	230,534	265,703	475,356	537,005

Net investment loss	(227,512)	(264,863)	(471,031)	(529,531)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	302,795	1,564,876	(975,805)	3,009,559
Net change in unrealized appreciation or depreciation on investments	(532,080)	(166,455)	(466,102)	(2,282,387)
Net realized and unrealized gain (loss) on investments	(229,285)	1,398,421	(1,441,907)	727,172

Net gain (loss)	$(456,797)	$1,133,558	$(1,912,938)	$197,641

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the six months ended June 30, 2012 (Unaudited)

	Class A	Class B	Class C	Class D	Total
	Shares	Shares	Shares	Shares	Leveraged
					Series
Investors’ interest at December 31, 2011	$2,667,739	$8,842,625	$1,353	$20,998,976	$32,510,693
Subscriptions	98,500	2,497	-	10,009	111,006
Redemptions	(132,670)	(283,056)	-	(1,447,526)	(1,863,252)
Net loss	(185,180)	(543,030)	(84)	(1,184,644)	(1,912,938)
Investors’ interest at June 30, 2012	$2,448,389	$8,019,036	$1,269	$18,376,815	$28,845,509

Shares at December 31, 2011	26,110	72,219	14	165,999
Subscriptions	1,005	20	-	79
Redemptions	(1,357)	(2,374)	-	(11,772)
Shares at June 30, 2012	25,758	69,865	14	154,306
Net asset value per share: June 30, 2012	$95.05	$114.78	$94.02	$119.09

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSEDSTATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the six months ended June 30, 2011(Unaudited)

	Class A	Class B	Class C	Class D	Total
	Shares	Shares	Shares	Shares	Leveraged
					Series
Investors’ interest at December 31, 2010	$2,704,543	$9,562,485	$1,238	$23,757,054	$36,025,320
Subscriptions	-	31,588	-	50,000	81,588
Redemptions	(110,079)	(834,794)	-	(1,668,416)	(2,613,289)
Transfers	(22,864)	2,414	-	-	(20,450)
Net gain (loss)	(12,967)	29,019	5	181,584	197,641
Investors’ interest at June 30, 2011	$2,558,633	$8,790,712	$1,243	$22,320,222	$33,670,810

Shares at December 31, 2010	28,468	85,250	14	206,739
Subscriptions	-	283	-	430
Redemptions	(1,183)	(7,453)	-	(14,420)
Transfers	(243)	21	-	-
Shares at June 30, 2011	27,042	78,101	14	192,749
Net asset value per share: June 30, 2011	$94.62	$112.56	$92.11	$115.80

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Leveraged Series

For the six months ended June 30, 2012 and 2011 (Unaudited)

	June 30, 2012	June 30, 2011

Cash flows from operating activities
Net gain (loss)	$(1,912,938)	$197,641
Adjustments to reconcile net gain (loss) to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	1,018,659	(3,000,862)
Net unrealized loss on open futures contracts	440,286	2,296,775
Interest receivable	-	(1)
Other assets	(246)
Brokerage commissions payable	(1,681)	(1,453)
Management fee payable	(2,141)	188
Accrued expenses	(752)	(4,489)

Net cash and cash equivalents used in operating activities	(458,813)	(512,201)

Cash flows from financing activities
Subscriptions received, net of selling commissions	110,990	60,482
Redemptions paid	(1,999,662)	(2,202,303)

Net cash and cash equivalents used in financing activities	(1,888,672)	(2,141,821)

Net decrease in cash and cash equivalents	(2,347,485)	(2,654,022)

Cash and cash equivalents at beginning of period	16,133,233	24,445,088

Cash and cash equivalents at end of period	$13,785,748	$21,791,066
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$30,958	$1,145,790
Subscriptions recorded which were received in advance	$-	$21,106

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/N Index Unleveraged Series

As of June 30, 2012 (Unaudited) and December 31, 2011

ASSETS	June 30, 2012	December 31, 2011

Cash and cash equivalents	$72,225,170	$72,318,757
Due from broker	3,909,541	6,672,140
Net unrealized gain on open futures contracts, at fair value	469,413	-
Interest receivable	355	375

Total assets	$76,604,479	$78,991,272

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	$-	$890,170
Brokerage commissions payable	24,615	24,208
Management fee payable	31,634	33,364
Accrued expenses	11,005	10,200

Total liabilities	67,254	957,942

Investors’ interest	76,537,225	78,033,330

Total liabilities and investors’ interest	$76,604,479	$78,991,272

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N Index Unleveraged Series

June 30, 2012 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Commodity	103	$469,413	0.61%

Net unrealized gain on open futures contracts, at fair value		$469,413	0.61%

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Commodity L/N Unleveraged Series

For the three and six months ended June 30, 2012 and 2011(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Investment income
Interest	$7,576	$7,726	$11,431	$18,559

Expenses
Brokerage commissions	78,160	81,710	157,260	132,755
Management fee	97,701	102,136	196,576	165,942
Operating expenses	78,837	82,096	158,909	137,151

Total expenses	254,698	265,942	512,745	435,848

Net investment loss	(247,122)	(258,216)	(501,314)	(417,289)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	(3,122,758)	(1,562,868)	(2,755,714)	3,870,898
Net change in unrealized appreciation or depreciation on investments	334,101	(1,288,949)	1,360,923	(5,406,620)
Net realized and unrealized loss on investments	(2,788,657)	(2,851,817)	(1,394,791)	(1,535,722)

Net loss	$(3,035,779)	$(3,110,033)	$(1,896,105)	$(1,953,011)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

For the six months ended June 30, 2012 (Unaudited)

Total
Commodity L/N
Unleveraged Series
Investors’ interest at December 31, 2011	$78,033,330
Subscriptions	400,000
Net loss	(1,896,105)
Investors’ interest at June 30, 2012	$76,537,225

Shares at December 31, 2011	727,111
Subscriptions	3,632
Shares at June 30, 2012	730,743
Net asset value per share: June 30, 2012	$104.74

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/N Index Unleveraged Series

For the six months ended June 30, 2012 and 2011 (Unaudited)

	June 30, 2012	June 30, 2011

Cash flows from operating activities
Net loss	$(1,896,105)	$(1,953,011)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due to/from broker	2,762,599	(3,852,087)
Net unrealized (gain) loss on open futures contracts	(1,359,583)	5,405,082
Interest receivable	20	(348)
Other assets	-	18
Brokerage commissions payable	407	7,250
Management fee payable	(1,730)	14,857
Accrued expenses	805	533

Net cash and cash equivalents used in operating activities	(493,587)	(377,706)

Cash flows from financing activities
Subscriptions received, net of selling commissions	400,000	32,000,000

Net cash and cash equivalents provided by financing activities	400,000	32,000,000

Net increase/decrease in cash and cash equivalents	(93,587)	31,622,294

Cash and cash equivalents at beginning of period	72,318,757	39,805,018

Cash and cash equivalents at end of period	$72,225,170	$71,427,312

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/S Index Unleveraged Series

As of June 30, 2012 (Unaudited) and December 31, 2011

ASSETS	June 30, 2012	December 31, 2011

Cash and cash equivalents	$52,071,286	$45,452,407
Due from broker	6,784,236	5,640,415
Interest receivable	344	268

Total assets	$58,855,866	$51,093,090

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	$1,180,811	$182,179
Brokerage commissions payable	15,202	14,400
Management fee payable	25,193	19,830
Subscriptions received in advance	300,000	5,000,000
Accrued expenses	4,444	3,600

Total liabilities	1,525,650	5,220,009

Investors’ interest	57,330,216	45,873,081

Total liabilities and investors’ interest	$58,855,866	$51,093,090

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

June 30, 2012 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Commodity	82	$369,050	0.64%

Short futures contracts
Commodity	(1,197)	(1,549,861)	(2.70)

Net unrealized loss on open futures contracts, at fair value		$(1,180,811)	(2.06)%

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM Commodity L/S Index Unleveraged Series

For the three and six months ended June 30, 2012 and 2011 (Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Investment income
Interest	$3,206	$2,857	$4,966	$6,549

Expenses
Brokerage commissions	60,490	40,115	111,305	62,590
Management fee	75,613	50,145	139,131	78,237
Operating expenses	56,620	22,709	105,213	46,295

Total expenses	192,723	112,969	355,649	187,122

Net investment loss	(189,517)	(110,112)	(350,683)	(180,573)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	(842,641)	(484,831)	(1,681,732)	736,922
Net change in unrealized appreciation or depreciation on investments	(2,322,704)	233,289	(998,740)	(1,203,586)
Net realized and unrealized gain (loss) on investments	(3,165,345)	(251,542)	(2,680,472)	(466,664)

Net loss	$(3,354,862)	$(361,654)	$(3,031,155)	$(647,237)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDSENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

For the six months ended June 30, 2012 (Unaudited)

Total
Commodity L/S
Unleveraged Series
Investors’ interest at December 31, 2011	$45,873,081
Subscriptions	15,000,000
Redemptions	(511,710)
Net loss	(3,031,155)
Investors’ interest at June 30, 2012	$57,330,216

Shares at December 31, 2011	401,233
Subscriptions	130,646
Redemptions	(4,447)
Transfers	-
Shares at June 30, 2012	527,432
Net asset value per share: June 30, 2012	$108.70

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/S Index Unleveraged Series

For the six months ended June 30, 2012 and 2011 (Unaudited)

	June 30, 2012	June 30, 2011

Cash flows from operating activities
Net loss	$(3,031,155)	$(647,237)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(1,143,821)	(2,343,609)
Net unrealized loss on open futures contracts	998,632	1,202,768
Interest receivable	(76)	(237)
Other assets	-	39
Brokerage commissions payable	802	6,875
Management fee payable	5,363	12,592
Accrued expenses	844	443

Net cash and cash equivalents used in operating activities	(3,169,411)	(1,768,366)

Cash flows from financing activities
Subscriptions received, net of selling commissions	10,300,000	30,019,822
Redemptions paid	(511,710)	-

Net cash and cash equivalents provided by financing activities	9,788,290	30,019,822

Net increase in cash and cash equivalents	6,618,879	28,251,456

Cash and cash equivalents at beginning of period	45,452,407	10,576,394

Cash and cash equivalents at end of period	$52,071,286	$38,827,850
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$-	$-
Subscriptions recorded which were received in advance	$5,000,000	$-

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

Trust Total

As of June 30, 2012 (Unaudited) and December 31, 2011

ASSETS	June 30, 2012	December 31, 2011

Cash and cash equivalents	$171,727,932	$164,357,434
Due from broker	33,242,833	36,284,578
Net unrealized gain on open futures contracts, at fair value	469,413	-
Interest receivable	728	646
Other assets	246	-

Total assets	$205,441,152	$200,642,658

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$33,151	$1,423,991
Net unrealized loss on open futures contracts, at fair value	1,859,981	1,129,855
Brokerage commissions payable	82,344	83,380
Management fee payable	113,878	110,489
Subscriptions received in advance	1,841,000	5,245,000
Accrued expenses	33,290	30,296

Total liabilities	3,963,644	8,023,011

Investors’ interest	201,477,508	192,619,647

Total liabilities and investors’ interest	$205,441,152	$200,642,658

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

June 30, 2012 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Financial	294	$268,995	0.13%
Commodity	230	1,038,313	0.52
	524	1,307,308	0.65

Short futures contracts
Financial	(361)	(299,527)	(0.15)
Commodity	(1,849)	(2,398,349)	(1.19)
	(2,210)	(2,697,876)	(1.34)

Net unrealized gain on open futures contracts, at fair value		$(1,390,568)	(0.69)%

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Trust Total

For the three and six months ended June 30, 2012 and 2011 (Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Investment income
Interest	$19,977	$15,958	$29,381	$51,198

Expenses
Brokerage commissions	277,527	274,922	549,162	521,432
Management fee	337,997	333,867	668,569	631,018
Operating expenses	212,539	188,447	422,034	364,686

Total expenses	828,063	797,236	1,639,765	1,517,136

Net investment loss	(808,086)	(781,278)	(1,610,384)	(1,465,938)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	(3,553,156)	80,283	(5,799,501)	9,122,185
Net change in unrealized appreciation or depreciation on investments	(2,740,157)	(1,265,461)	(297,070)	(10,070,438)
Net realized and unrealized loss on investments	(6,293,313)	(1,185,178)	(6,096,571)	(948,253)

Net loss	$(7,101,399)	$(1,966,456)	$(7,706,955)	$(2,414,191)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

Trust Total

For the six months ended June 30, 2012 (Unaudited)

Total
investor interest
($100 par value per share)
Investors’ interest at December 31, 2011	$192,619,647
Subscriptions	21,030,443
Redemptions	(4,465,627)
Net loss	(7,706,955)
Investors’ interest at June 30, 2012	$201,477,508

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Trust Total

For the six months ended June 30, 2012 and 2011 (Unaudited)

	June 30, 2012	June 30, 2011

Cash flows from operating activities
Net loss	$(7,706,955)	$(2,414,191)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from/(to) broker	3,041,745	(10,684,989)
Net unrealized loss on open futures contracts	260,713	10,075,668
Interest receivable	(82)	(603)
Other assets	(246)	497
Brokerage commissions payable	(1,036)	8,627
Management fee payable	3,389	23,510
Accrued expenses	2,994	(13,645)

Net cash and cash equivalents used in operating activities	(4,399,478)	(3,005,126)

Cash flows from financing activities
Subscriptions received, net of selling commissions	17,626,443	52,762,464
Redemptions paid	(5,856,467)	(3,642,842)

Net cash and cash equivalents provided by financing activities	11,769,976	49,119,622

Net increase in cash and cash equivalents	7,370,498	46,114,496

Cash and cash equivalents at beginning of period	164,357,434	120,228,220

Cash and cash equivalents at end of period	$171,727,932	$166,342,716
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$33,151	$1,268,649
Subscriptions recorded which were received in advance	$5,245,000	$32,728

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
June 30, 2012

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

At June 30, 2012, the MLM Index™ Fund is comprised of four series: the MLM Index™ Unleveraged Series (“Unleveraged Series”), the MLM Index™ Leveraged Series (“Leveraged Series”), the MLM Commodity L/N Index Unleveraged Series (“Commodity L/N” or “Commodity L/N Unleveraged Series”) and the MLM Commodity L/S Index Unleveraged Series (“Commodity L/S” or “Commodity L/S Unleveraged Series”).  MLM Index™ Fund and its series are collectively referred to herein as the “Trust”.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted.  In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial positions of the Trust and each Series as of June 30, 2012 and the results of its operations for the three and six months ended June 30, 2012 and 2011.  The operating results for these interim periods may not be indicative of the results expected for a full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2011.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2012

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

Due from Brokers

Each Series' trading activities utilize one broker located in the United States. Due from broker represents cash balances held, and amounts receivable or payable for transactions not settled at June 30, 2012 and December 31, 2011.

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
June 30, 2012

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

As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2012 and December 31, 2011, all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

Each Series' trading positions are valued at fair value and cash equivalents are carried at their net asset value per share including accrued interest, as applicable. All positions including the net unrealized appreciation or depreciation are included under the caption “net unrealized gain/(loss) on open futures contracts” on the statements of financial condition. Fair value is principally based on quoted market prices. The resulting change in unrealized profit or loss is reflected in net gain (loss) on change in unrealized appreciation (depreciation) on investments on the statements of operations.

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

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2012

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

June 30, 2012	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Institutional Treasury Money Market Fund	$4,498,000	$94,000	$43,178,000	$42,055,000	$89,825,000
U.S. Government Agency Securities	29,107,585	13,669,155	28,997,938	9,999,289	81,773,967
Cash	38,718	20,979	48,098	15,602	123,397
Cash in Checking Account	1,425	1,614	1,134	1,395	5,568
Total	$33,645,728	$13,785,748	$72,225,170	$52,071,286	$171,727,932

December 31, 2011	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Institutional Treasury Money Market Fund	$254,000	$19,000	$43,283,000	$35,440,000	$78,996,000
U.S. Government Agency Securities	30,149,256	16,054,571	28,999,334	9,984,770	85,187,931
Cash	48,232	57,052	35,284	26,375	166,943
Cash in Checking Account	1,549	2,610	1,139	1,262	6,560
Total	$30,453,037	$16,133,233	$72,318,757	$45,452,407	$164,357,434

4. Investors’ Interest

The Trust is comprised of four series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage (collectively, the “Series”).  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.  Class A, Class B, Class C and Class D shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager.  As of June 30, 2012, the MLM Commodity L/S Leveraged Series and the MLM Commodity L/N Leveraged Series have not commenced trading and have no assets. In addition, as of June 30, 2012, the MLM Commodity L/S Unleveraged Series and the MLM Commodity L/N Unleveraged Series have never had any investors in classes A, B or C.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2012

4. Investors’ Interest (continued)

The Class A and Class C shares are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

5. Margin Requirements

The Trust had margin requirements as follows at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Unleveraged Series	$1,310,036	$1,398,766
Leveraged Series	2,880,853	3,868,949
Leveraged Series Commodity L/N Series	417,150	516,375
Unleveraged Series Commodity L/S Series	3,803,111	4,246,945
Total	$8,411,150	$10,031,035

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
June 30, 2012

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

The following tables reflect the fair value of each Series derivative financial instruments at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
Unleveraged Series	Asset	Liability	Asset	Liability
Financial futures	$142,752	$(149,783)	$181,701	$(155,868)
Commodity futures	232,843	(427,142)	186,043	(231,828)
Total	$375,595	$(576,925)	$367,744	$(387,696)

	June 30, 2012		December 31, 2011
Leveraged Series	Asset	Liability	Asset	Liability
Financial futures	$317,719	$(341,220)	$492,396	$(424,628)
Commodity futures	530,250	(984,589)	519,130	(624,452)
Total	$847,969	$(1,325,809)	$1,011,526	$(1,049,080)

	June 30, 2012		December 31, 2011
Commodity L/N Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$469,413	$-	$-	$(890,170)
Total	$469,413	$-	$-	$(890,170)

	June 30, 2012		December 31, 2011
Commodity L/S Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$1,429,177	$(2,609,988)	$981,390	$(1,163,569)
Total	$1,429,177	$(2,609,988)	$981,390	$(1,163,569)

	June 30, 2012		December 31, 2011
Trust Total	Asset	Liability	Asset	Liability
Financial futures	$460,471	$(491,003)	$674,097	$(580,496)
Commodity futures	2,661,683	(4,021,719)	1,686,563	(2,910,019)
Total	$3,122,154	$(4,512,722)	$2,360,660	$(3,490,515)

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2012

7. Derivative Financial Instruments (continued)

The following tables reflect the realized and unrealized gains (losses) from derivative financial instruments for the three and six months ended June 30, 2012 and 2011.  (Included in the unrealized gain (loss) amounts on the Condensed Statement of Operations for June 30, 2012 and June 30, 2011, are unrealized gains (losses) from U.S. Government Agency Securities and unrealized gains (losses) from currency positions.):

	Three months ended June 30, 2012			Three months ended June 30, 2011
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$220,573	$199,148	$419,721	$570,546	$23,919	$594,465
Commodity futures	(111,125)	(403,744)	(514,869)	(7,440)	(57,797)	(65,237)
Total	$109,448	$(204,596)	$(95,148)	$563,106	$(33,878)	$529,228

	Three months ended June 30, 2012			Three months ended June 30, 2011
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$512,430	$455,224	$967,654	$1,563,348	$20,614	$1,583,962
Commodity futures	(209,635)	(952,848)	(1,162,483)	1,528	(175,270)	(173,742)
Total	$302,795	$(497,624)	$(194,829)	$1,564,876	$(154,656)	$1,410,220

	Three months ended June 30, 2012			Three months ended June 30, 2011
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(3,122,758)	$333,973	$(2,788,785)	$(1,562,868)	$(1,301,971)	$(2,864,839)
Total	$(3,122,758)	$333,973	$(2,788,785)	$(1,562,868)	$(1,301,971)	$(2,864,839)

	Three months ended June 30, 2012			Three months ended June 30, 2011
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(842,641)	$(2,322,507)	$(3,165,148)	$(484,831)	$233,682	$(251,149)
Total	$(842,641)	$(2,322,507)	$(3,165,148)	$(484,831)	$233,682	$(251,149)

	Three months ended June 30, 2012			Three months ended June 30, 2011
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$733,003	$654,372	$1,387,375	$2,133,894	$44,533	$2,178,427
Commodity futures	(4,286,159)	(3,345,126)	(7,631,285)	(2,053,611)	(1,301,356)	(3,354,967)
Total	$(3,553,156)	$(2,690,754)	$(6,243,910)	$80,283	$(1,256,823)	$(1,176,540)

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2012

7. Derivative Financial Instruments (continued)

	Six months ended June 30, 2012			Six months ended June 30, 2011
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(104,077)	$(32,864)	$(136,941)	$(97,043)	$163,978	$66,935
Commodity futures	(282,173)	(148,514)	(430,687)	1,601,849	(1,335,021)	266,828
Total	$(386,250)	$(181,378)	$(567,628)	$1,504,806	$(1,171,043)	$333,763

	Six months ended June 30, 2012			Six months ended June 30, 2011
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(383,613)	$(91,269)	$(474,882)	$71,589	$422,431	$494,020
Commodity futures	(592,192)	(349,017)	(941,209)	2,937,970	(2,718,844)	219,126
Total	$(975,805)	$(440,286)	$(1,416,091)	$3,009,559	$(2,296,413)	$713,146

	Six months ended June 30, 2012			Six months ended June 30, 2011
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(2,755,714)	$1,359,583	$(1,396,131)	$3,870,898	$(5,405,082)	$(1,534,184)
Total	$(2,755,714)	$1,359,583	$(1,396,131)	$3,870,898	$(5,405,082)	$(1,534,184)

	Six months ended June 30, 2012			Six months ended June 30, 2011
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(1,681,732)	$(998,632)	$(2,680,364)	$736,922	$(1,202,768)	$(465,846)
Total	$(1,681,732)	$(998,632)	$(2,680,364)	$736,922	$(1,202,768)	$(465,846)

	Six months ended June 30, 2012			Six months ended June 30, 2011
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(487,690)	$(124,133)	$(611,823)	$(25,454)	$586,409	$560,955
Commodity futures	(5,311,811)	(136,580)	(5,448,391)	9,147,639	(10,661,715)	(1,514,076)
Total	$(5,799,501)	$(260,713)	$(6,060,214)	$9,122,185	$(10,075,306)	$(953,121)

The following tables reflect the trading activity for derivative financial instruments for the three months ended June 30, 2012 and 2011:

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Three months ending June 30, 2012	Three months ending June 30, 2012	Three months ending June 30, 2011	Three months ending June 30, 2011
Unleveraged	621	575	538	525
Leveraged	1,418	1,346	1,401	1,418
Commodity L/N	212	686	1,770	1,908
Commodity L/S	2,123	1,990	1,333	1,230
Trust Total	4,374	4,597	5,042	5,081

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2012

7. Derivative Financial Instruments (continued)

The following tables reflect the trading activity for derivative financial instruments for the six months ended June 30, 2012 and 2011:

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Six months ending June 30, 2012	Six months ending June 30, 2012	Six months ending June 30, 2011	Six months ending June 30, 2011
Unleveraged	1,165	1,118	1,402	1,636
Leveraged	2,778	2,877	2,993	3,060
Commodity L/N	1,133	1,075	2,892	2,831
Commodity L/S	3,912	3,724	2,149	1,629
Trust Total	8,988	8,794	9,436	9,156

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2012

8. Financial Highlights

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the six months ended June 30, 2012:

	Unleveraged Series				Leveraged Series				Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2011	$115.62	$131.53	$115.45	$119.09	$102.17	$122.44	$100.25	$126.50	$107.32	$114.33
Income from investment operations:
Net investment expense	(1.11)	(0.61)	(0.82)	(0.55)	(1.60)	(1.02)	(1.21)	(1.06)	(0.47)	(0.49)
Net realized and unrealized gain on investment transactions	(2.25)	(2.56)	(1.99)	(2.06)	(5.52)	(6.64)	(5.02)	(6.35)	(2.11)	(5.14)
Total from investment operations	(3.36)	(3.17)	(2.81)	(2.61)	(7.12)	(7.66)	(6.23)	(7.41)	(2.58)	(5.63)
Net asset value per share at June 30, 2012	$112.26	$128.36	$112.64	$116.48	$95.05	$114.78	$94.02	$119.09	$104.74	$108.70

Total Return:	(2.90)%	(2.41)%	(2.44)%	(2.19)%	(6.97)%	(6.26)%	(6.21)%	(5.86)%	(2.40)%	(4.93)%

Ratio to Average Investors’ Interest:
Net investment expense	(0.98)%	(0.48)%	(0.72)%	(0.45)%	(1.64)%	(0.88)%	(1.25)%	(0.89)%	(0.44)%	(0.42)%
Expenses	(1.01)%	(0.50)%	(0.75)%	(0.47)%	(1.66)%	(0.89)%	(1.27)%	(0.90)%	(0.46)%	(0.43)%

Total return is calculated as the change in the net asset value per share for the six months ended June 30, 2012.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the six months ended June 30, 2012.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2012

8. Financial Highlights (continued)

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the six months ended June 30, 2011:

	Unleveraged Series				Leveraged Series				Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2010	$113.91	$128.31	$112.67	$115.65	$95.00	$112.17	$91.75	$114.91	$112.17	$112.53
Income from investment operations:
Net investment expense	(1.07)	(0.56)	(0.78)	(0.51)	(1.51)	(0.95)	(1.12)	(0.97)	(0.49)	(0.45)
Net realized and unrealized gain on investment transactions	0.30	0.33	0.55	0.56	1.13	1.34	1.48	1.86	(1.22)	0.37
Total from investment operations	(0.77)	(0.23)	(0.23)	0.05	(0.38)	0.39	0.36	0.89	(1.71)	(.08)
Net asset value per share at June 30, 2011	$113.14	$128.08	$112.44	$115.70	$94.62	$112.56	$92.11	$115.80	$110.46	$112.45

Total Return:	(0.68)%	(0.18)%	(0.20%)	0.04%	(0.40)%	0.35%	(0.39)%	0.77%	(1.52)%	(0.07)%

Ratio to Average Investors’ Interest:
Net investment expense	(0.94)%	(0.46)%	(0.69)%	(0.47)%	(1.62)%	(0.87)%	(1.22)%	(0.87)%	(0.39)%	(0.32)%
Expenses	(0.98)%	(0.50)%	(0.73)%	(0.52)%	(1.64)%	(0.89)%	(1.24)%	(0.89)%	(0.42)%	(0.33)%

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

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2012

9. Subsequent Events

From July 1, 2012 through August 10, 2012, the Trust had subscriptions of $2,141,000 and $300,000 for the Unleveraged Series and Commodity L/S Unleveraged Series respectively.  There were no subscriptions for the Leveraged Series and Commodity L/N Unleveraged Series.

The Trust had redemptions of approximately $2,100 and $60,000 for the Unleveraged and Leveraged Series respectively.  There were no redemptions for the Commodity L/N Unleveraged Series or Commodity L/S Unleveraged Series.

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

The Trust consists of several separate series of interests (each, a “Series”), each with its own assets and liabilities. Under the Trust Agreement, the Trust may issue multiple Series of Interests. The Trust maintains separate and distinct records for each Series and the assets associated with each such Series are held and accounted for separately from the other assets of the Trust and of any other Series thereof. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing, with respect to a particular Series, can only be enforced against the assets of such Series only and not against the assets of the Trust generally or the assets of any other Series.

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

Financial Condition

To replicate the results of the MLM Index™, each Series must effect trades on domestic or foreign futures exchanges. The Series use Citigroup Global Markets as its clearing broker. The Manager deposits a percentage of the assets of the Series in separate accounts at Citigroup Global Markets. The amount deposited is determined by the margin requirement established by the exchanges to hold the positions in each Series. The margin requirement varies, but is generally about 2.4% of assets for each unleveraged series and 7.1% of assets for each leveraged series.

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

Index

Liquidity

The majority of each Series' assets are held in liquid short-term interest rate instruments. Each Series takes substantial exposure in futures markets, which requires relatively small deposits, called margin, to hold the positions. As at June 30, 2012, increases (decreases) in cash and cash equivalents amounted to approximately ($3.19m), $2.35m, $0.09m and ($6.62m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively.  As at June 30, 2012, increases (decreases) in due from broker amounted to approximately $0.40m, $1.02m, $2.76m and ($1.14m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. Net cash generated from operations amounted to approximately $(0.28m), $(0.46m), $(0.49m) and $(3.17m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. For the period ended June 30, 2012 the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series generated net income (loss) from operations of ($0.87m), ($1.91m), ($1.90m) and ($3.03m), respectively. In general, each unleveraged Series will have about 5% of its assets on deposit with brokers as margin and each leveraged Series will have about 15% of its assets on deposit with brokers as margin, with the balance held in custodial accounts with a major financial institution.

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

Each Series incurs various kinds of credit risk in its operations. In order to facilitate the trading of a Series, assets must be placed with Futures Commission Merchants. Management of the Trust deals only with established registered firms, and monitors their financial condition on an ongoing basis. In addition, if a Series were to enter into over the counter transactions, additional counterparty risk would be incurred. There were no OTC transactions during the six months ended June 30, 2012 in any Series.

Results of Operations

Results of Operations

At June 30, 2012 and December 31, 2011 the Series of the Trust had assets as follows:

Trust Series	June 30, 2012	December 31, 2011
Unleveraged Series	$40,556,137	$37,767,728
Leveraged Series	$29,424,670	$32,790,568
Commodity L/N Unleveraged Series	$76,604,479	$78,991,272
Commodity L/S Unleveraged Series	$58,855,866	$51,093,090
Total	$205,441,152	$200,642,658

At June 30, 2012 and December 31, 2011 the Series of the Trust had liabilities as follows:

Trust Series	June 30, 2012	December 31, 2011
Unleveraged Series	$1,791,579	$1,565,185
Leveraged Series	$579,161	$279,875
Commodity L/N Unleveraged Series	$67,254	$957,942
Commodity L/S Unleveraged Series	$1,525,650	$5,220,009
Total	$3,963,644	$8,023,011

Net income (loss) from operations for the Series of the Trust for the six months ended June 30, 2012 and for the six months ended June 30, 2011 was as follows:

Trust Series	June 30, 2012	June 30, 2011
Unleveraged Series	$(866,757)	$(11,584)
Leveraged Series	$(1,912,938)	$197,641
Commodity L/N Unleveraged Series	$(1,896,105)	$(1,953,011)
Commodity L/S Unleveraged Series	$(3,031,155)	$(647,237)
Total	$(7,706,955)	$(2,414,191)

Index

The Trust’s net income (loss) is directly related to the performance of the MLM Index™, which the Trust is designed to replicate.    For the six months ended June 30, 2012, MLM Index™ performance and its subsets were –(1.35%), (1.35%) and (4.08%) for the MLM Index, MLM Commodity Index L/N and the MLM Commodity Index L/S respectively.  Performance was +0.76%, (0.65%) and +0.79% respectively for the same period ended June 30, 2011.  A Series' performance may be negative in years when the MLM Index™ is positive or have greater losses when the MLM Index™ is negative due to the timing of subscriptions and redemptions, and the fees charged. Since inception of the Trust, the correlation of monthly results between each Series and the MLM Index™ and its subsets adjusted for fees is 0.99.

The following table represents the performance by class for the MLM Index™ Fund for the six months ended June 30, 2012 and June 30, 2011.

June 30, 2012

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series	Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	(2.90)%	(2.41)%	(2.44)%	(2.19)%	(6.97)%	(6.26)%	(6.21)%	(5.86)%	(2.40)%	(4.93)%

June 30, 2011:

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series	Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	(0.68)%	(0.18)%	(0.20)%	0.04%	(0.40)%	0.35%	0.39%	0.77%	(1.52)%	(0.07)%

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

2.
For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability.  It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  For daily returns, this estimate is a loss of 2.17%.  For monthly returns the estimate is loss of 9.55%.

3.
To ascertain a dollar loss amount for each Series, the assets of the Series as of June 30, 2012 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets.  Based on the asset levels as of June 30, 2012, the manager estimates that the amount each Series of the Trust could expect to lose as follows in any given day and in any given month.

Trust Series	Any Given Day	Any Given Month
Unleveraged Series	$571,842	$2,558,991
Leveraged Series	$1,244,664	$5,569,869
Commodity L/N Unleveraged Series	$1,998,228	$8,830,007
Commodity L/S Unleveraged Series	$1,929,442	$8,277,930

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

Index

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). We have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on such evaluation we have concluded these disclosure controls are effective as of June 30, 2012.
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

Item 1a.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series	Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
Apr-12 Subscriptions	$-	$-	$-	$1,805,000	$-	$-	$-	$-	$-	$10,000,000
Subscriptions Units	-	-	-	15,404	-	-	-	-	-	86,913
# of Purchasers	-	-	-	11	-	-	-	-	-	1
Unit Price	$113.35	$129.27	$113.45	$117.18	$97.08	$116.79	$95.65	$120.93	$108.89	$115.06

May-12 Subscriptions	$-	$-	$-	$325,000	$98,500	$-	$-	$-	$-	$-
Subscriptions Units	-	-	-	2,764	1,005	-	-	-	-	-
# of Purchasers	-	-	-	4	1	-	-	-	-	-
Unit Price	$113.62	$129.69	$113.82	$117.60	$97.96	$118.00	$96.64	$122.26	$108.09	$114.37

Jun-12 Subscriptions	$-	$-	$-	$864,000	$-	$-	$-	$10,000	$-	$-
Subscriptions Units	-	-	-	7,257	-	-	-	79	-	-
# of Purchasers	-	-	-	14	-	-	-	1	-	-
Unit Price	$114.89	$131.25	$115.18	$119.06	$101.57	$122.50	$100.34	$127.01	$103.90	$114.64

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By:	Mount Lucas Management LP
Its:	Manager

By:	/s/ Timothy J. Rudderow, Sr
Timothy J. Rudderow, Sr
President

Date: August 10, 2012