Form 10-Q
period 2012-09-30
MLM INDEX FUND
filed 2012-11-07
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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
September 30, 2012

Index

Item 1.	Financial Statements.

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Unleveraged Series

As of September 30, 2012 (Unaudited) and December 31, 2011

ASSETS	September 30, 2012	December 31, 2011

Cash and cash equivalents	$35,477,476	$30,453,037
Due from broker	5,246,328	7,314,689
Net unrealized gain on open futures contracts, at fair value	18,160	-
Interest receivable	50	2

Total assets	$40,742,014	$37,767,728

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$249,110	$1,256,607
Net unrealized loss on open futures contracts, at fair value	-	19,952
Brokerage commissions payable	14,316	14,510
Management fee payable	20,835	18,472
Subscriptions received in advance	350,000	245,000
Accrued expenses	11,406	10,644

Total liabilities	645,667	1,565,185

Investors’ interest	40,096,347	36,202,543

Total liabilities and investors’ interest	$40,742,014	$37,767,728

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Unleveraged Series

September 30, 2012 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Financial	197	$46,795	0.12%
Commodity	96	41,403	0.10
	293	88,198	0.22

Short futures contracts
Financial	-	-	0.00
Commodity	(85)	(70,038)	(0.17)
	(85)	(70,038)	(0.17)

Net unrealized gain on open futures contracts, at fair value		$18,160	0.05%

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Unleveraged Series

For the three and nine months ended September 30, 2012 and 2011 (Unaudited)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Investment income
Interest	$8,095	$2,028	$16,754	$20,644

Expenses
Brokerage commissions	49,076	50,522	142,667	166,142
Management fee	58,707	59,816	170,174	196,241
Operating expenses	49,531	49,951	140,488	155,067

Total expenses	157,314	160,289	453,329	517,450

Net investment loss	(149,219)	(158,261)	(436,575)	(496,806)

Realized and unrealized (loss) gain on investments
Net realized (loss) gain on investments	(1,667,720)	1,273,844	(2,053,970)	2,778,650
Net change in unrealized appreciation and depreciation on investments	229,855	(183,005)	36,704	(1,360,850)

Net realized and unrealized (loss) gain on investments	(1,437,865)	1,090,839	(2,017,266)	1,417,800

Net (loss) income	$(1,587,084)	$932,578	$(2,453,841)	$920,994

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

For the nine months ended September 30, 2012 (Unaudited)

	Unleveraged Series

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series
Investors’ interest at December 31, 2011	$3,411,924	$4,623,048	$1,313	$28,166,258	$36,202,543
Subscriptions	-	1,260	-	8,835,000	8,836,260
Redemptions	(126,767)	(249,805)	-	(2,112,043)	(2,488,615)
Net loss	(230,675)	(282,582)	(82)	(1,940,502)	(2,453,841)
Investors’ interest at September 30, 2012	$3,054,482	$4,091,921	$1,231	$32,948,713	$40,096,347

Shares at December 31, 2011	29,511	35,148	11	236,514
Subscriptions	-	10	-	75,465
Redemptions	(1,120)	(1,977)	-	(17,898)
Shares at September 30, 2012	28,391	33,181	11	294,081
Net asset value per share: September 30, 2012	$107.59	$123.33	$108.20	$112.04

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Unleveraged Series

For the nine months ended September 30, 2012 and 2011 (Unaudited)

	September 30, 2012	September 30, 2011

Cash flows from operating activities
Net (loss) income	$(2,453,841)	$920,994
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	2,068,361	(2,745,844)
Net unrealized (gain) loss on open futures contracts	(38,112)	1,338,913
Interest receivable	(48)	(11)
Other assets	-	440
Brokerage commissions payable	(194)	(3,854)
Management fee payable	2,363	(3,792)
Accrued expenses	762	(9,430)

Net cash and cash equivalents used in operating activities	(420,709)	(502,584)

Cash flows from financing activities
Subscriptions received, net of selling commissions	8,940,453	16,345,737
Redemptions paid	(3,495,305)	(27,907,529)

Net cash and cash equivalents provided by (used in) financing activities	5,445,148	(11,561,792)

Net increase (decrease) in cash and cash equivalents	5,024,439	(12,064,376)

Cash and cash equivalents at beginning of period	30,453,037	45,401,720

Cash and cash equivalents at end of period	$35,477,476	$33,337,344
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$249,110	$1,332,517

Subscriptions recorded which were received in advance	$245,000	$11,622

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Leveraged Series

As of September 30, 2012 (Unaudited) and December 31, 2011

ASSETS	September 30, 2012	December 31, 2011

Cash and cash equivalents	$13,307,045	$16,133,233
Due from broker	12,199,534	16,657,334
Net unrealized gain on open futures contracts, at fair value	22,766	-
Interest receivable	-	1
Other assets	1,121	-

Total assets	$25,530,466	$32,790,568

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$408,499	$167,384
Net unrealized loss on open futures contracts, at fair value	-	37,554
Brokerage commissions payable	24,861	30,262
Management fee payable	31,953	38,823
Accrued expenses	4,800	5,852

Total liabilities	470,113	279,875

Investors’ interest	25,060,353	32,510,693

Total liabilities and investors’ interest	$25,530,466	$32,790,568

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Leveraged Series

September 30, 2012 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Financial	365	$81,804	0.33%
Commodity	178	70,688	0.28
	543	152,492	0.61

Short futures contracts
Financial	-	-	0.00
Commodity	(158)	(129,726)	(0.52)
	(158)	(129,726)	(0.52)

Net unrealized gain on open futures contracts, at fair value		$22,766	0.09%

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Leveraged Series

For the three and nine months ended September 30, 2012 and 2011 (Unaudited)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Investment income
Interest	$3,606	$622	$7,931	$8,096

Expenses
Brokerage commissions	84,228	103,753	271,234	314,220
Management fee	99,440	123,196	320,835	373,610
Operating expenses	30,792	39,689	97,747	115,813

Total expenses	214,460	266,638	689,816	803,643

Net investment loss	(210,854)	(266,016)	(681,885)	(795,547)

Realized and unrealized (loss) gain on investments
Net realized (loss) gain on investments	(3,448,041)	3,117,977	(4,423,846)	6,127,536
Net change in unrealized appreciation and depreciation on investments	519,466	(437,543)	53,364	(2,719,930)

Net realized and unrealized (loss) gain on investments	(2,928,575)	2,680,434	(4,370,482)	3,407,606

Net (loss) income	$(3,139,429)	$2,414,418	$(5,052,367)	$2,612,059

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the nine months ended September 30, 2012 (Unaudited)

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series
Investors’ interest at December 31, 2011	$2,667,739	$8,842,625	$1,353	$20,998,976	$32,510,693
Subscriptions	98,500	2,497	-	10,009	111,006
Redemptions	(132,670)	(493,523)	-	(1,882,786)	(2,508,979)
Net loss	(463,651)	(1,426,508)	(224)	(3,161,984)	(5,052,367)
Investors’ interest at September 30, 2012	$2,169,918	$6,925,091	$1,129	$15,964,215	$25,060,353

Shares at December 31, 2011	26,110	72,219	14	165,999
Subscriptions	1,005	20	-	79
Redemptions	(1,357)	(4,427)	-	(15,749)
Shares at September 30, 2012	25,758	67,812	14	150,329
Net asset value per share: September 30, 2012	$84.24	$102.12	$83.68	$106.20

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the nine months ended September 30, 2011(Unaudited)

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Leveraged Series

For the nine months ended September 30, 2012 and 2011 (Unaudited)

	September 30, 2012	September 30, 2011

Cash flows from operating activities
Net (loss) income	$(5,052,367)	$2,612,059
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	4,457,800	(6,051,371)
Net unrealized (gain) loss on open futures contracts	(60,320)	2,673,228
Interest receivable	1	-
Other assets	(1,121)	-
Brokerage commissions payable	(5,401)	8
Management fee payable	(6,870)	1,614
Accrued expenses	(1,052)	(4,687)

Net cash and cash equivalents used in operating activities	(669,330)	(769,149)

Cash flows from financing activities
Subscriptions received, net of selling commissions	110,990	103,515
Redemptions paid	(2,267,848)	(5,498,924)

Net cash and cash equivalents used in financing activities	(2,156,858)	(5,519,374)

Net decrease in cash and cash equivalents	(2,826,188)	(6,185,008)

Cash and cash equivalents at beginning of period	16,133,233	24,445,088

Cash and cash equivalents at end of period	$13,307,045	$18,260,080
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$408,499	$510,044
Subscriptions recorded which were received in advance	$-	$21,106

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/N Index Unleveraged Series

As of September 30, 2012 (Unaudited) and December 31, 2011

ASSETS	September 30, 2012	December 31, 2011

Cash and cash equivalents	$60,724,546	$72,318,757
Due from broker	15,108,399	6,672,140
Net unrealized gain on open futures contracts, at fair value	361,446	-
Interest receivable	343	375

Total assets	$76,194,734	$78,991,272

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	$-	$890,170
Brokerage commissions payable	25,646	24,208
Management fee payable	32,157	33,364
Accrued expenses	10,727	10,200
Subscriptions received in advance	500,000	-

Total liabilities	568,530	957,942

Investors’ interest	75,626,204	78,033,330

Total liabilities and investors’ interest	$76,194,734	$78,991,272

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N Index Unleveraged Series

September 30, 2012 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Commodity	1,005	$361,446	0.48%

Net unrealized gain on open futures contracts, at fair value		$361,446	0.48%

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Commodity L/N Unleveraged Series

For the three and nine months ended September 30, 2012 and 2011(Unaudited)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Investment income
Interest	$9,024	$4,885	$20,455	$23,444

Expenses
Brokerage commissions	77,086	82,153	234,346	214,908
Management fee	96,356	102,693	292,932	268,635
Operating expenses	78,412	82,507	237,321	219,658

Total expenses	251,854	267,353	764,599	703,201

Net investment loss	(242,830)	(262,468)	(744,144)	(679,757)

Realized and unrealized (loss) gain on investments
Net realized (loss) gain on investments	(561,637)	1,184,278	(3,317,351)	5,055,176
Net change in unrealized depreciation and appreciation on investments	(106,554)	(3,027,990)	1,254,369	(8,434,610)

Net realized and unrealized loss on investments	(668,191)	(1,843,712)	(2,062,982)	(3,379,434)

Net loss	$(911,021)	$(2,106,180)	$(2,807,126)	(4,059,191)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

For the nine months ended September 30, 2012 (Unaudited)

Total Commodity L/N Unleveraged Series
Investors’ interest at December 31, 2011	$78,033,330
Subscriptions	400,000
Net loss	(2,807,126)
Investors’ interest at September 30, 2012	$75,626,204

Shares at December 31, 2011	727,111
Subscriptions	3,632
Shares at September 30, 2012	730,743
Net asset value per share: September 30, 2012	$103.49

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/N Index Unleveraged Series

For the nine months ended September 30, 2012 and 2011 (Unaudited)

	September 30, 2012	September 30, 2011

Cash flows from operating activities
Net loss	$(2,807,126)	$(4,059,191)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(8,436,259)	(5,033,085)
Net unrealized (gain) loss on open futures contracts	(1,251,616)	8,431,599
Interest receivable	32	(357)
Other assets	-	18
Brokerage commissions payable	1,438	12,152
Management fee payable	(1,207)	16,888
Accrued expenses	527	540

Net cash and cash equivalents used in operating activities	(12,494,211)	(631,436)

Cash flows from financing activities
Subscriptions received, net of selling commissions	900,000	33,400,000

Net cash and cash equivalents provided by financing activities	900,000	33,400,000

Net (decrease) increase in cash and cash equivalents	(11,594,211)	32,768,564

Cash and cash equivalents at beginning of period	72,318,757	39,805,018

Cash and cash equivalents at end of period	$60,724,546	$72,573,582

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/S Index Unleveraged Series

As of September 30, 2012 (Unaudited) and December 31, 2011

ASSETS	September 30, 2012	December 31, 2011

Cash and cash equivalents	$41,982,906	$45,452,407
Due from broker	8,710,272	5,640,415
Interest receivable	309	268

Total assets	$50,693,487	$51,093,090

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	$151,724	$182,179
Brokerage commissions payable	15,251	14,400
Management fee payable	21,951	19,830
Subscriptions received in advance	-	5,000,000
Accrued expenses	4,124	3,600

Total liabilities	193,050	5,220,009

Investors’ interest	50,500,437	45,873,081

Total liabilities and investors’ interest	$50,693,487	$51,093,090

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

September 30, 2012 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Commodity	483	$208,760	0.41%

Short futures contracts
Commodity	(433)	(360,484)	(0.71)

Net unrealized loss on open futures contracts, at fair value		$(151,724)	(0.30)%

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM Commodity L/S Index Unleveraged Series

For the three and nine months ended September 30, 2012 and 2011 (Unaudited)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Investment income
Interest	$3,659	$1,929	$8,625	$8,478

Expenses
Brokerage commissions	54,702	44,705	166,007	107,295
Management fee	68,377	55,882	207,508	134,119
Operating expenses	52,114	43,047	157,327	89,342

Total expenses	175,193	143,634	530,842	330,756

Net investment loss	(171,534)	(141,705)	(522,217)	(322,278)

Realized and unrealized (loss) gain on investments
Net realized (loss) gain on investments	(7,988,048)	1,161,284	(9,669,780)	1,898,206
Net change in unrealized appreciation and depreciation on investments	1,029,803	505,830	31,063	(697,756)

Net realized and unrealized (loss) gain on investments	(6,958,245)	1,667,114	(9,638,717)	1,200,450

Net (loss) income	$(7,129,779)	$1,525,409	$(10,160,934)	$878,172

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDSENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

For the nine months ended September 30, 2012 (Unaudited)

Total Commodity L/S Unleveraged Series
Investors’ interest at December 31, 2011	$45,873,081
Subscriptions	15,300,000
Redemptions	(511,710)
Net loss	(10,160,934)
Investors’ interest at September 30, 2012	$50,500,437

Shares at December 31, 2011	401,233
Subscriptions	133,406
Redemptions	(4,447)
Shares at September 30, 2012	530,192
Net asset value per share: September 30, 2012	$95.25

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/S Index Unleveraged Series

For the nine months ended September 30, 2012 and 2011 (Unaudited)

	September 30, 2012	September 30, 2011

Cash flows from operating activities
Net (loss) income	$(10,160,934)	$878,172
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(3,069,857)	(3,501,691)
Net unrealized (gain) loss on open futures contracts	(30,455)	696,385
Interest receivable	(41)	(237)
Other assets	-	39
Brokerage commissions payable	851	10,261
Management fee payable	2,121	13,773
Accrued expenses	524	473

Net cash and cash equivalents used in operating activities	(13,257,791)	(1,902,825)

Cash flows from financing activities
Subscriptions received, net of selling commissions	10,300,000	32,019,822
Redemptions paid	(511,710)	-

Net cash and cash equivalents provided by financing activities	9,788,290	32,019,822

Net decrease (increase) in cash and cash equivalents	(3,469,501)	30,116,997

Cash and cash equivalents at beginning of period	45,452,407	10,576,394

Cash and cash equivalents at end of period	$41,982,906	$40,693,391

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

Trust Total

As of September 30, 2012 (Unaudited) and December 31, 2011

ASSETS	September 30, 2012	December 31, 2011

Cash and cash equivalents	$151,491,973	$164,357,434
Due from broker	41,264,533	36,284,578
Net unrealized gain on open futures contracts, at fair value	402,372	-
Interest receivable	702	646
Other assets	1,121	-

Total assets	$193,160,701	$200,642,658

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$657,609	$1,423,991
Net unrealized loss on open futures contracts, at fair value	151,724	1,129,855
Brokerage commissions payable	80,074	83,380
Management fee payable	106,896	110,489
Subscriptions received in advance	850,000	5,245,000
Accrued expenses	31,057	30,296

Total liabilities	1,877,360	8,023,011

Investors’ interest	191,283,341	192,619,647

Total liabilities and investors’ interest	$193,160,701	$200,642,658

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

September 30, 2012 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Financial	562	$128,599	0.07%
Commodity	1,279	473,537	0.25
	1,841	602,136	0.32

Short futures contracts
Financial	-	-	0.00
Commodity	(243)	(199,764)	(0.10)
	(243)	(199,764)	(0.10)

Net unrealized gain on open futures contracts, at fair value		$402,372	0.22%

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Commodity	483	$208,760	0.11%

Short futures contracts
Commodity	(433)	(360,484)	(0.19)

Net unrealized loss on open futures contracts, at fair value		$(151,724)	(0.08)%

* Derivatives are not designated as hedging instruments.

Items are presented in accordance with assets and liabilities in which there are offsetting arrangements.

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Trust Total

For the three and nine months ended September 30, 2012 and 2011 (Unaudited)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Investment income
Interest	$24,384	$9,464	$53,765	$60,662

Expenses
Brokerage commissions	265,092	281,133	814,254	802,565
Management fee	322,880	341,587	991,449	972,605
Operating expenses	210,849	215,194	632,883	579,880

Total expenses	798,821	837,914	2,438,586	2,355,050

Net investment loss	(774,437)	(828,450)	(2,384,821)	(2,294,388)

Realized and unrealized (loss) gain on investments
Net realized (loss) gain on investments	(13,665,446)	6,737,383	(19,464,947)	15,859,568
Net change in unrealized appreciation and depreciation on investments	1,672,570	(3,142,708)	1,375,500	(13,213,146)

Net realized and unrealized (loss) gain on investments	(11,992,876)	3,594,675	(18,089,447)	2,646,422

Net (loss) income	$(12,767,313)	$2,766,225	$(20,474,268)	$352,034

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

Trust Total

For the nine months ended September 30, 2012 (Unaudited)

Total investor interest ($100 par value per share)
Investors’ interest at December 31, 2011	$192,619,647
Subscriptions	24,646,443
Redemptions	(5,508,481)
Net loss	(20,474,268)
Investors’ interest at September 30, 2012	$191,283,341

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Trust Total

For the nine months ended September 30, 2012 and 2011 (Unaudited)

	September 30, 2012	September 30, 2011

Cash flows from operating activities
Net (loss) income	$(20,474,268)	$352,034
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(4,979,955)	(17,331,992)
Net unrealized (gain) loss on open futures contracts	(1,380,503)	13,140,126
Interest receivable	(56)	(605)
Other assets	(1,121)	497
Brokerage commissions payable	(3,306)	18,567
Management fee payable	(3,593)	28,483
Accrued expenses	761	(13,104)

Net cash and cash equivalents used in operating activities	(26,842,041)	(3,805,994)

Cash flows from financing activities
Subscriptions received, net of selling commissions	20,251,443	56,849,252
Redemptions paid	(6,274,863)	(8,407,081)

Net cash and cash equivalents provided by financing activities	13,976,580	48,442,171

Net (decrease) increase in cash and cash equivalents	(12,865,461)	44,636,177

Cash and cash equivalents at beginning of period	164,357,434	120,228,220

Cash and cash equivalents at end of period	$151,491,973	$164,864,397
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$657,609	$1,842,561
Subscriptions recorded which were received in advance	$5,245,000	$32,728

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2012

The following notes to financial statements is applicable to both the MLM Index Fund and each of its Series (the MLM Index Unleveraged Series, the MLM Index Leveraged Series, the MLM Commodity L/N Index Unleveraged Series and the MLM Commodity L/S Index Unleveraged Series).

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

At September 30, 2012, the MLM Index™ Fund is comprised of four series: the MLM Index™ Unleveraged Series (“Unleveraged Series”), the MLM Index™ Leveraged Series (“Leveraged Series”), the MLM Commodity L/N Index Unleveraged Series (“Commodity L/N” or “Commodity L/N Unleveraged Series”) and the MLM Commodity L/S Index Unleveraged Series (“Commodity L/S” or “Commodity L/S Unleveraged Series”).  MLM Index™ Fund and its series are collectively referred to herein as the “Trust”.

Prior to January 3, 2011, Mount Lucas Management Corporation was the investment manager of the Trust and each Series and was responsible for the allocation of the Trust’s interest among a mix of trading strategies. Mount Lucas Management Corporation underwent a reorganization effective January 3, 2011, as a result of which Mount Lucas Management LP (the “Manager”) is now the successor Manager for the Trust and each of its Series.   The Manager is a registered investment advisor under the Investment Advisers Act of 1940, is registered as a commodity pool operator and a commodity trading advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Trust is comprised of four series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the MLM Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage (each a ‘Series” and collectively, the “Series”).The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP).  The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted.  In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial positions of the Trust and each Series as of September 30, 2012 and the results of its operations for the three and nine months ended September 30, 2012 and 2011.  The operating results for these interim periods may not be indicative of the results expected for a full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2011.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2012

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

Due from Broker

Each Series' trading activities utilize one broker located in the United States. Due from broker represents cash balances held, and amounts receivable or payable for transactions not settled at September 30, 2012 and December 31, 2011.

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
September 30, 2012

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

As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2012 and December 31, 2011, all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

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

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2012

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

September 30, 2012	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Institutional Treasury Money Market Fund	$6,320,000	$18,000	$31,668,000	$31,963,000	$69,969,000
U.S. Government Agency Securities	29,078,709	13,259,567	28,998,959	9,999,641	81,336,876
Cash	76,955	27,627	56,160	18,325	179,067
Cash in Checking Account	1,812	1,851	1,427	1,940	7,030
Total	$35,477,476	$13,307,045	$60,724,546	$41,982,906	$151,491,973

December 31, 2011	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Institutional Treasury Money Market Fund	$254,000	$19,000	$43,283,000	$35,440,000	$78,996,000
U.S. Government Agency Securities	30,149,256	16,054,571	28,999,334	9,984,770	85,187,931
Cash	48,232	57,052	35,284	26,375	166,943
Cash in Checking Account	1,549	2,610	1,139	1,262	6,560
Total	$30,453,037	$16,133,233	$72,318,757	$45,452,407	$164,357,434

4. Investors’ Interest

The Trust is currently comprised of four series with shares outstanding: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage (collectively, the “Series”).  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.  Class A, Class B, Class C and Class D shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager.  As of September 30, 2012, the MLM Commodity L/S Leveraged Series and the MLM Commodity L/N Leveraged Series have not commenced trading and have no assets. In addition, as of September 30, 2012, the MLM Commodity L/S Unleveraged Series and the MLM Commodity L/N Unleveraged Series have never had any investors in classes A, B or C.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2012

4. Investors’ Interest (continued)

The Class A and Class C shares are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

5. Margin Requirements

The Trust had margin requirements as follows at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Unleveraged Series	$1,155,223	$1,398,766
Leveraged Series	2,143,681	3,868,949
Leveraged Series Commodity L/N Series	4,716,078	516,375
Unleveraged Series Commodity L/S Series	3,009,755	4,246,945
Total	$11,024,737	$10,031,035

Each Series' margins requirements were satisfied by amounts included in due from broker on the condensed statement of financial condition.

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
September 30, 2012

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

The following tables reflect the fair value of each Series derivative financial instruments at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
Unleveraged Series	Asset	Liability	Asset	Liability
Financial futures	$163,835	$(117,040)	$181,701	$(155,868)
Commodity futures	173,762	(202,397)	186,043	(231,828)
Total	$337,597	$(319,437)	$367,744	$(387,696)

	September 30, 2012		December 31, 2011
Leveraged Series	Asset	Liability	Asset	Liability
Financial futures	$302,624	$(220,820)	$492,396	$(424,628)
Commodity futures	325,614	(384,652)	519,130	(624,452)
Total	$628,238	$(605,472)	$1,011,526	$(1,049,080)

	September 30, 2012		December 31, 2011
Commodity L/N Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$1,099,093	$(737,647)	$-	$(890,170)
Total	$1,099,093	$(737,647)	$-	$(890,170)

	September 30, 2012		December 31, 2011
Commodity L/S Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$882,379	$(1,034,103)	$981,390	$(1,163,569)
Total	$882,379	$(1,034,103)	$981,390	$(1,163,569)

	September 30, 2012		December 31, 2011
Trust Total	Asset	Liability	Asset	Liability
Financial futures	$466,459	$(337,860)	$674,097	$(580,496)
Commodity futures	2,480,848	(2,358,799)	1,686,563	(2,910,019)
Total	$2,947,307	$(2,696,659)	$2,360,660	$(3,490,515)

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2012

7. Derivative Financial Instruments (continued)

The following tables reflect the realized and unrealized gains (losses) from derivative financial instruments for the three and nine months ended September 30, 2012 and 2011.  (Included in the unrealized gain (loss) amounts on the Condensed Statement of Operations for September 30, 2012 and September 30, 2011, are unrealized gains (losses) from U.S. Government Agency Securities and unrealized gains (losses) from currency positions.):

	Three months ended September 30, 2012			Three months ended September 30, 2011
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(232,712)	$53,826	$(178,886)	$975,031	$(262,427)	$712,604
Commodity futures	(1,435,008)	165,664	(1,269,344)	298,813	94,557	393,370
Total	$(1,667,720)	$219,490	$(1,448,230)	$1,273,844	$(167,870)	$1,105,974

	Three months ended September 30, 2012			Three months ended September 30, 2011
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(425,663)	$105,305	$(320,358)	$2,399,414	$(643,125)	$1,756,289
Commodity futures	(3,022,378)	395,301	(2,627,077)	718,563	266,672	985,235
Total	$(3,448,041)	$500,606	$(2,947,435)	$3,117,977	$(376,453)	$2,741,524

	Three months ended September 30, 2012			Three months ended September 30, 2011
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(561,637)	$(107,967)	$(669,604)	$1,184,278	$(3,026,517)	$(1,842,239)
Total	$(561,637)	$(107,967)	$(669,604)	$1,184,278	$(3,026,517)	$(1,842,239)

	Three months ended September 30, 2012			Three months ended September 30, 2011
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(7,988,048)	$1,029,087	$(6,958,961)	$1,161,284	$506,383	$1,667,667
Total	$(7,988,048)	$1,029,087	$(6,958,961)	$1,161,284	$506,383	$1,667,667

	Three months ended September 30, 2012			Three months ended September 30, 2011
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(658,375)	$159,131	$(499,244)	$3,374,445	$(905,552)	$2,468,893
Commodity futures	(13,007,071)	1,482,085	(11,524,986)	3,362,938	(2,158,905)	1,204,033
Total	$(13,665,446)	$1,641,216	$(12,024,230)	$6,737,383	$(3,064,457)	$3,672,926

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2012

7. Derivative Financial Instruments (continued)

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(336,789)	$20,962	$(315,827)	$877,988	$(98,449)	$779,539
Commodity futures	(1,717,181)	17,150	(1,700,031)	1,900,662	(1,240,464)	660,198
Total	$(2,053,970)	$38,112	$(2,015,858)	$2,778,650	$(1,338,913)	$1,439,737

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(809,276)	$14,036	$(795,240)	$2,471,003	$(220,693)	$2,250,310
Commodity futures	(3,614,570)	46,284	(3,568,286)	3,656,533	(2,452,173)	1,204,360
Total	$(4,423,846)	$60,320	$(4,363,526)	$6,127,536	$(2,672,866)	$3,454,670

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(3,317,351)	$1,251,616	$(2,065,735)	$5,055,176	$(8,431,599)	$(3,376,423)
Total	$(3,317,351)	$1,251,616	$(2,065,735)	$5,055,176	$(8,431,599)	$(3,376,423)

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(9,669,780)	$30,455	$(9,639,325)	$1,898,206	$(696,385)	$1,201,821
Total	$(9,669,780)	$30,455	$(9,639,325)	$1,898,206	$(696,385)	$1,201,821

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(1,146,065)	$34,998	$(1,111,067)	$3,348,991	$(319,142)	$3,029,849
Commodity futures	(18,318,882)	1,345,505	(16,973,377)	12,510,577	(12,820,621)	(310,044)
Total	$(19,464,947)	$1,380,503	$(18,084,444)	$15,859,568	$(13,139,763)	$2,719,805

The following tables reflect the trading activity for derivative financial instruments for the three months ended September 30, 2012 and 2011:

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Three months ending September 30, 2012	Three months ending September 30, 2012	Three months ending September 30, 2011	Three months ending September 30, 2011
Unleveraged	598	642	327	336
Leveraged	1,167	1,396	887	871
Commodity L/N	1,223	321	460	526
Commodity L/S	1,451	1,814	552	509
Trust Total	4,439	4,173	2,226	2,242

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2012

7. Derivative Financial Instruments (continued)

The following tables reflect the trading activity for derivative financial instruments for the nine months ended September 30, 2012 and 2011:

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Nine months ending September 30, 2012	Nine months ending September 30, 2012	Nine months ending September 30, 2011	Nine months ending September 30, 2011
Unleveraged	1,763	1,760	1,729	1,972
Leveraged	3,945	4,273	3,880	3,931
Commodity L/N	2,356	1,396	3,352	3,357
Commodity L/S	5,363	5,538	2,701	2,138
Trust Total	13,427	12,967	11,662	11,398

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2012

8. Financial Highlights

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the nine months ended September 30, 2012:

	Unleveraged Series				Leveraged Series				Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2011	$115.62	$131.53	$115.45	$119.09	$102.17	$122.44	$100.25	$126.50	$107.32	$114.33
Income (loss) from investment operations:
Net investment expense	(1.64)	(0.90)	(1.21)	(0.81)	(2.33)	(1.49)	(1.76)	(1.55)	(0.70)	(0.71)
Net unrealized loss on investment transactions	(6.39)	(7.30)	(6.04)	(6.24)	(15.60)	(18.83)	(14.81)	(18.75)	(3.13)	(18.37)
Total from investment operations	(8.03)	(8.20)	(7.25)	(7.05)	(17.93)	(20.32)	(16.57)	(20.30)	(3.83)	(19.08)
Net asset value per share at September 30, 2012	$107.59	$123.33	$108.20	$112.04	$84.24	$102.12	$83.68	$106.20	$103.49	$95.25

Total Return:	(6.94)%	(6.24)%	(6.28)%	(5.92)%	(17.55)%	(16.60)%	(16.53)%	(16.05)%	(3.57)%	(16.69)%

Ratio to Average Investors’ Interest:
Net investment expense	(1.47)%	(0.71)%	(1.08)%	(0.68)%	(2.48)%	(1.33)%	(1.90)%	(1.33)%	(0.66)%	(0.66)%
Expenses	(1.51)%	(0.75)%	(1.13)%	(0.72)%	(2.51)%	(1.36)%	(1.92)%	(1.36)%	(0.68)%	(0.67)%

Total return is calculated as the change in the net asset value per share for the nine months ended September 30, 2012.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the nine months ended September 30, 2012.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2012

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
Income (loss) from investment operations:
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

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2012

9.Subsequent Events

From October 1, 2012 through November 7, 2012, the Trust had subscriptions of approximately $830,000 and $40,000,000 for the Unleveraged Series and Commodity L/N Unleveraged Series respectively. There were no subscriptions for the Leveraged Series and Commodity L/S Unleveraged Series.

The Trust had redemptions of approximately $140,000 and $441,000 for the Unleveraged and Leveraged Series respectively. There were no redemptions for the Commodity L/N Unleveraged Series or Commodity L/S Unleveraged Series.

Effective October 1, 2012, the Trust opened a new class of shares for each of its Series, “Class E”.
Class E shares in each Series will pay the Manager a management fee and the introducing broker a brokerage fee as a percentage of net assets, as of the first day of each month at the annualized rates as follows:

	Unleveraged, Commodity L/S Unleveraged Series, and Commodity L/N Unleveraged Series
	Brokerage fee	Management fee	Organizational fee		Operating expense	Selling expense		Total fees

Class E	0.15%	.50%	N/A	*	0.35%	N/A	*	1.00%

	Leveraged Series
	Brokerage fee	Management fee	Organizational fee		Operating expense	Selling expense		Total fees

Class E	0.35%	1.30%	N/A	*	0.35%	N/A	*	2.00%

*effective October 1, 2012

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

Financial Condition

To replicate the results of the MLM Index™, each Series must effect trades on domestic or foreign futures exchanges. Each Series uses Citigroup Global Markets as its clearing broker. The Manager deposits a percentage of the assets of the Series in separate accounts at Citigroup Global Markets. The amount deposited is determined by the margin requirement established by the exchanges to hold the positions in each Series. The margin requirement varies, but is generally about 2.4% of assets for each unleveraged series and 7.1% of assets for each leveraged series.

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

Index

Liquidity

The majority of each Series' assets are held in liquid short-term interest rate instruments. Each Series takes substantial exposure in futures markets, which requires relatively small deposits, called margin, to hold the positions. As at September 30, 2012, (decreases) in cash and cash equivalents amounted to approximately $5.02m, ($2.83m), ($11.59m) and ($3.47) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively.  As at September 30, 2012, increases (decreases) in due from broker amounted to approximately $2.07m, $4.46m, ($8.44m) and ($3.07m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. Net cash used in operations amounted to approximately $(0.42m), $(0.67m), $(12.49m) and $(13.26m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. For the period ended September 30, 2012 the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series generated net (loss) from operations of ($2.45), ($5.05m), ($2.81m) and ($10.16m), respectively. In general, each unleveraged Series will have about 5% of its assets on deposit with brokers as margin and each leveraged Series will have about 15% of its assets on deposit with brokers as margin, with the balance held in custodial accounts with a major financial institution.

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

Each Series incurs various kinds of credit risk in its operations. In order to facilitate the trading of a Series, assets must be placed with Futures Commission Merchants. Management of the Trust deals only with established registered firms, and monitors their financial condition on an ongoing basis. In addition, if a Series were to enter into over the counter transactions, additional counterparty risk would be incurred. There were no OTC transactions during the nine months ended September 30, 2012 in any Series.

Results of Operations

Results of Operations

At September 30, 2012 and December 31, 2011 the Series of the Trust had assets as follows:

Trust Series	September 30, 2012	December 31, 2011
Unleveraged Series	$40,742,014	$37,767,728
Leveraged Series	$25,530,466	$32,790,568
Commodity L/N Unleveraged Series	$76,194,734	$78,991,272
Commodity L/S Unleveraged Series	$50,693,487	$51,093,090
Total	$193,160,701	$200,642,658

At September 30, 2012 and December 31, 2011 the Series of the Trust had liabilities as follows:

Trust Series	September 30, 2012	December 31, 2011
Unleveraged Series	$645,667	$1,565,185
Leveraged Series	$470,113	$279,875
Commodity L/N Unleveraged Series	$568,530	$957,942
Commodity L/S Unleveraged Series	$193,050	$5,220,009
Total	$1,877,360	$8,023,011

Net (loss) income from operations for the Series of the Trust for the nine months ended September 30, 2012 and for the nine months ended September 30, 2011 was as follows:

Trust Series	September 30, 2012	September 30, 2011
Unleveraged Series	$(2,453,841)	$920,994
Leveraged Series	$(5,052,367)	$2,612,059
Commodity L/N Unleveraged Series	$(2,807,126)	$(4,059,191)
Commodity L/S Unleveraged Series	$(10,160,934)	$878,172
Total	$(20,474,268)	$352,034

Index

The Trust’s net (loss) income is directly related to the performance of the MLM Index™, which the Trust is designed to replicate.    For the nine months ended September 30, 2012, MLM Index™ performance and its subsets were (4.71%), (2.55%) and (15.56%) for the MLM Index, MLM Commodity Index L/N and the MLM Commodity Index L/S respectively.  Performance was +3.55%,(2.85%) and +4.72% respectively for the same period ended September 30, 2011.  A Series' performance may be negative in years when the MLM Index™ is positive or have greater losses when the MLM Index™ is negative due to the timing of subscriptions and redemptions, and the fees charged. Since inception of the Trust, the correlation of monthly results between each Series and the MLM Index™ and its subsets adjusted for fees is 0.99.

The following table represents the performance by class for the MLM Index™ Fund for the nine months ended September 30, 2012 and September 30, 2011.

September 30, 2012

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series	Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	(6.94)%	(6.24)%	(6.28)%	(5.92)%	(17.55)%	(16.60)%	(16.53)%	(16.05)%	(3.57)%	(16.69)%

September 30, 2011:

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series	Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	1.32%	2.07%	2.03%	2.41%	6.07%	7.27%	7.35%	7.95%	(4.01)%	3.46%

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

2.
For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability.  It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  For daily returns, this estimate is a loss of 2.24%.  For monthly returns the estimate is a loss of 9.89%.

3.
To ascertain a dollar loss amount for each Series, the assets of the Series as of September 30, 2012 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets.  Based on the asset levels as of September 30, 2012, the manager estimates that the amount each Series of the Trust could expect to lose as follows in any given day and in any given month.

Trust Series	Any Given Day	Any Given Month
Unleveraged Series	$565,982	$2,570,719
Leveraged Series	$1,063,996	$4,832,726
Commodity L/N Unleveraged Series	$1,985,790	$8,782,777
Commodity L/S Unleveraged Series	$1,669,474	$7,254,998

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

Index

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). We have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on such evaluation we have concluded these disclosure controls are effective as of September 30, 2012.

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

Item 1a. Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series	Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
Jul-12 Subscriptions	$-	$-	$-	$1,541,000	$-	$-	$-	$-	$-	$300,000
Subscriptions Units	-	-	-	13,230	-	-	-	-	-	2,760
# of Purchasers	-	-	-	9	-	-	-	-	-	2
Unit Price	$112.26	$128.36	$112.63	$116.48	$95.05	$114.78	$94.02	$119.09	$104.74	$108.70

Aug-12 Subscriptions	$-	$-	$-	$600,000	$-	$-	$-	$-	$-	$-
Subscriptions Units	-	-	-	5,204	-	-	-	-	-	-
# of Purchasers	-	-	-	5	-	-	-	-	-	-
Unit Price	$110.98	$127.00	$111.43	$115.29	$92.04	$111.29	$91.18	$115.56	$106.11	$101.46

Sep-12 Subscriptions	$-	$-	$-	$1,175,000	$-	$-	$-	$-	$-	$-
Subscriptions Units	-	-	-	10,309	-	-	-	-	-	-
# of Purchasers	-	-	-	11	-	-	-	-	-	-
Unit Price	$109.59	$125.52	$110.13	$113.98	$88.86	$107.58	$88.14	$111.79	$105.62	$99.37

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
Timothy J. Rudderow,Sr
President

Date: November 7, 2012