Form 10-K
period 2012-12-31
MLM INDEX FUND
filed 2013-02-27
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
Form 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

Yes ☐. No☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of June 30, 2012, the aggregate fair value of the business trust units of the Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $38.8 million, the aggregate fair value of the business trust units of the Leveraged Series of the registrant held by non-affiliates of the registrant was approximately $28.8 million, the aggregate fair value of the business trust units of the Commodity L/N Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $76.5 million, and the aggregate fair value of the business trust units of the Commodity L/S Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $57.3 million.

The registrant has no voting shares or public float.  As of February 26, 2013, the Trust had in issuance 21,435; 23,163; 500; 320,357 Unleveraged Series trust units in the A, B, C, and D classes respectively; 22,834; 49,671; 13; 129,128 Leveraged Series trust units in the A, B, C and D classes respectively; 740,605; 400,000 Commodity L/N Unleveraged Series trust units in the D and E classes respectively and 530,193 Commodity L/S Unleveraged Series in Class D.

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

Mount Lucas Management LP (the “Manager”), a Delaware limited partnership, acts as the manager and trading advisor of the Trust. The Manager was formed in 1986 to act as an investment manager. As of December 31, 2012, the Manager had approximately $1.4 billion of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940, a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

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

In attempting to replicate the MLM Index™, the Manager will invest in the same markets as the MLM Index™; use the same algorithm to determine long versus short positions; make the same allocations to each market; and generally execute positions at almost the same time. The Manager may also use swaps in attempting to replicate the MLM Index™. These swaps would be agreements with dealers to provide the returns which are the same as holding a specific number of futures contracts in a specific market, without holding the actual contracts. The economic effect on the Trust would be substantially identical to holding futures contracts. However, since the holder of swaps assumes additional counterparty risk, swaps are only held infrequently. For the year ended and as of December 31, 2012, none of the Series of the Trust neither held nor hold any swap positions.

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

Year	Annual Return	Annual Return	Annual Return
	MLM Index	MLM Commodity Long/Short Index	MLM Commodity Long/Neutral Index
2003	3.92	6.41	16.21
2004	3.52	19.13	16.66
2005	3.75	4.56	16.67
2006	0.40	-4.28	-1.76
2007	2.87	2.19	16.71
2008	13.60	34.05	-1.40
2009	-2.71	-7.19	8.01
2010	3.49	5.28	11.49
2011	4.49	3.30	-2.80
2012	-5.94	-21.24	-8.40

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

Fees and Expenses

Set forth below is a summary of the basic fees that the each of the Series and Classes is subject to.

Brokerage Fee

Each Series of the Trust pays the Manager a brokerage fee at the annual rates set forth below.

Classes A and B Unleveraged Series	0.85% of net asset value
Classes C and D Unleveraged Series	0.40% of net asset value
Class E Unleveraged Series	0.15% of net asset value
Classes A and B Leveraged Series	1.75% of net asset value
Classes C and D Leveraged Series	0.90% of net asset value
Class E Leveraged Series	0.35% of net asset value
Classes A and B Commodity L/N Unleveraged Series	0.85% of net asset value
Classes C and D Commodity L/N Unleveraged Series	0.40% of net asset value
Class E Commodity L/N Unleveraged Series	0.15% of net asset value
Classes A and B Commodity L/S Unleveraged Series	0.85% of net asset value
Classes C and D Commodity L/S Unleveraged Series	0.40% of net asset value
Class E Commodity L/S Unleveraged Series	0.15% of net asset value

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

Management Fee

Each Series is divided into Class A Interests, Class B Interests, Class C Interests, Class D Interests and Class E Interests. Class A and C Interests are generally sold through registered broker-dealers and Class B, D and E Interests are generally offered through fee-only advisors. The Trust pays the Manager a monthly management fee at the annual rates set forth below.

Unleveraged Series, Commodity L/S Unleveraged Series and Commodity L/N Unleveraged Series
Class A  1.50% of net asset value
Class B   0.50% of net asset value
Class C   1.00% of net asset value
Class D   0.50% of net asset value
Class E    0.50% of net asset value

Leveraged Series
Class A  2.80% of net asset value
Class B   1.30% of net asset value
Class C   2.05% of net asset value
Class D   1.30% of net asset value
Class E   1.30% of net asset value

The management fee is determined and paid as of the first day of each calendar month. For purposes of determining the management fee, there is no reduction for:

(1)	accrued management fees,
(2)	any allocation or reallocation of assets effective as of the day the management fee is being calculated, or
(3)	any distributions or redemptions as of the day the management fee is being calculated.

The Manager pays from the management fee an annual fee for interests sold by authorized selling agents appointed by the Manager for the Class A Series, in the amount of 100 basis points for the Unleveraged Series, Commodity L/N Unleveraged Series and Commodity L/S Unleveraged Series and 150 basis points for the Leveraged Series of the Trust's net asset value for each respective series; and for the Class C Series, in the amount of 50 basis points for the Unleveraged Series, Commodity L/N Unleveraged Series and Commodity L/S Unleveraged Series  and 50 basis points for the Leveraged Series, L/N Leveraged Series and Commodity L/S Leveraged Series of the Trust's net asset value for each respective series.  As of December 31, 2012, the L/N Leveraged Series and Commodity L/S Leveraged Series of the Trust have not commenced trading and have no assets.

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

Selling Commission

Investors who subscribe for Class A Interests and Class C Interests will be charged a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor's investment. The amount of the sales commission is determined by the selling agent. Investors who subscribe for Class B Interests, Class D Interests and Class E Interests will generally not be charged a sales commission.

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

In contrast, discretionary traders, while sometimes utilizing a variety of price charts and computer programs to assist them in making trading decisions, make these decisions on the basis of their own judgment. It is possible to describe a discretionary trader’s experience, the type of information which he consults, the number of commodities he follows or trades and the degree to which he leverages his accounts. However, in assessing the potential for future profitability in the case of a discretionary trader, the talents and abilities of the individual, rather than the profitability of any particular system or identifiable method, must be evaluated.

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

A customer’s margin deposit is treated as equity in his account. A change in the market price of the futures contract will increase or decrease the equity. If this equity decreases below the maintenance margin amount (generally 75% of the initial margin requirement), the broker will issue a margin call requiring the customer to increase the account’s equity to the initial margin. Failure to honor such a margin call generally will result in the closing out of the open position. If, at the time such open position is closed, the account equity is negative, then the equity in the customer’s remaining open positions, if any, in excess of the required margins, as well as the customer’s cash reserves will be used to offset such debit balance, and if such equities and reserves are not sufficient the customer will be liable for the remaining unpaid balance.

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

National Futures Association (the “NFA”). Substantially all commodity pool operators, commodity trading advisors, futures commission merchants, introducing brokers and their associated persons are members or associated members of the NFA. The NFA’s principal regulatory operations include:

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

Futures Trading Involves Substantial Leverage

Futures contracts are typically traded on margin. This means that a small amount of capital can be used to invest in contracts of much greater total value. The resulting leverage means that a relatively small change in the market price of a futures contract can produce a substantial profit or loss. Leverage enhances the Trust’s sensitivity to market movements that can result in greater profits when the Trading Program anticipates the direction of the move correctly or greater losses when the Trading Program is incorrect. The Unleveraged Series, Commodity L/N Unleveraged Series and Commodity L/S Unleveraged Series attempt to replicate the MLM Index™, the MLM Commodity Long/Neutral Index and the MLM Commodity Long/Short Index respectively without leverage and the Leveraged Series trades the MLM Index™ at three times leverage.

Futures Trading Is Speculative, Highly Volatile and Can Result in Large Losses

A principal risk in futures trading is the rapid fluctuation in the market prices of futures contracts. A Series’ profitability depends greatly on the Trading Program correctly anticipating trends in market prices. If the Trading Program incorrectly predicts the movement of futures prices, large losses could result. Price movements of futures contracts are influenced by such factors as: changing supply and demand relationships; government trade, fiscal, monetary and exchange control programs and policies; national and international political and economic events; and speculative frenzy and the emotions of the market place. The Manager has no control over these factors.

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

Speculative Position Limits May Require the Manager to Modify Its Trading to the Detriment of the Trust

The exchanges have established and the CFTC has approved speculative position limits (referred to as position limits) on the maximum futures position which any person, or group of persons acting in concert, may hold or control in particular futures contracts. In addition, certain exchanges, in lieu of speculative position limits, have adopted position accountability requirements that could require a person whose positions in a contract exceed a specified level to provide information to the exchange relating to the nature of such person’s trading strategy. The Manager may be required to reduce the size of the future positions which would otherwise be taken to avoid exceeding such limits or requirements. Such modification of the Trust’s trades, if required, could adversely affect the operations and profitability of the Trust.

Trading of Swaps Could Subject the Trust to Substantial Losses

Each Series may enter into swap and similar transactions. Swap contracts are not traded on exchanges and are not subject to the same type of government regulation as exchange markets. As a result, many of the protections afforded to participants on organized exchanges and in a regulated environment are not available in connection with these transactions. The swap markets are “principals’ markets,” in which performance with respect to a swap contract is the responsibility only of the counterparty which the participant has entered into a contract, and not of any exchange or clearinghouse. As a result, the Trust is subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the counterparties with which the Trust trades. Any such failure or refusal, whether due to insolvency, bankruptcy, default, or other cause, could subject the Trust to substantial losses. There are no limitations on daily price movements in swap transactions. Speculative position limits do not apply to swap transactions, although the counterparties with which each Series deals may limit the size or duration of positions available to a Series as a consequence of credit considerations. Participants in the swap markets are not required to make continuous markets in the swap contracts they trade. Participants could refuse to quote prices for swap contracts or quote prices with an unusually wide spread between the price at which they are prepared to buy and the price at which they are prepared to sell.

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

	Unleveraged Series, Commodity L/N Unleveraged Series and Commodity L/S Unleveraged Series
	Brokerage Fee	Management Fee	Organizational Fee	Admin Fee	Selling Expense	Total Fees and Commissions
Class A	0.85%	1.50%	N/A*	0.35%	4.00%	6.70%
Class B	0.85%	0.50%	N/A*	0.35%	N/A	1.70%
Class C	0.40%	1.00%	N/A	0.35%	4.00%	5.75%
Class D	0.40%	0.50%	N/A	0.35%	N/A	1.25%
Class E	0.15%	0.50%	N/A	0.35%	N/A	1.00%

	Leveraged Series
	Brokerage Fee	Management Fee	Organizational Fee	Admin Fee	Selling Expense	Total Fees and Commissions
Class A	1.75%	2.80%	N/A*	0.35%	4.00%	8.90%
Class B	1.75%	1.30%	N/A*	0.35%	N/A	3.40%
Class C	0.90%	2.05%	N/A	0.35%	4.00%	7.30%
Class D	0.90%	1.30%	N/A	0.35%	N/A	2.55%
Class E	0.35%	1.30%	N/A	0.35%	N/A	2.00%

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

The Trust does not own or lease any physical properties. The Trust's office is located within the office of the Manager at 405 South State Street, Newtown, PA 18940.

Item 3.	Legal Proceedings

There are no pending legal proceedings to which the Trust or the Manager is a party or to which any of their assets are subject.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Market For Registrant's Common Equity and Related Stockholder Matters

There currently is no established public trading market for the interests. As of December 31, 2012, approximately $38 million Unleveraged Series interests were held by 294 owners, $20 million Leveraged Series interests were held by 315 owners, $109 million Commodity L/N Unleveraged Series interests were held by 11 owners and $47 million Commodity L/S Unleveraged Series interests were held by 6 owners.

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

Recent Sales of Unregistered Securities

From October 1, 2012 to December 31, 2012, a total of 428,104 interests were sold for the aggregate net subscription amount of $43,027,345. Total number of purchasers was 21.  There were no non-accredited investors during this period. Details of the sale of these interests are as follows:

Series	Date	Subscriptions	Units	Price	# of Purchasers

Unleveraged A Units	10/1/2012	$0	0	$0	0
Unleveraged B Units	10/1/2012	0	0	0	0
Unleveraged C Units	10/1/2012	0	0	0	0
Unleveraged D Units	10/1/2012	350,000	3,124	112.04	4
Unleveraged A Units	11/1/2012	0	0	0	0
Unleveraged B Units	11/1/2012	0	0	0	0
Unleveraged C Units	11/1/2012	0	0	0	0
Unleveraged D Units	11/1/2012	830,000	7,463	111.22	7
Unleveraged A Units	12/1/2012	0	0	0	0
Unleveraged B Units	12/1/2012	0	0	0	0
Unleveraged C Units	12/1/2012	52,345	489	107.05	1
Unleveraged D Units	12/1/2012	795,000	7,166	110.94	6
Total Unleveraged Series		2,027,345	18,242		18

Leveraged A Units	10/1/2012	0	0	0	0
Leveraged B Units	10/1/2012	0	0	0	0
Leveraged C Units	10/1/2012	0	0	0	0
Leveraged D Units	10/1/2012	0	0	0	0
Leveraged A Units	11/1/2012	0	0	0	0
Leveraged B Units	11/1/2012	0	0	0	0
Leveraged C Units	11/1/2012	0	0	0	0
Leveraged D Units	11/1/2012	0	0	0	0
Leveraged A Units	12/1/2012	0	0	0	0
Leveraged B Units	12/1/2012	0	0	0	0
Leveraged C Units	12/1/2012	0	0	0	0
Leveraged D Units	12/1/2012	0	0	0	0
Total Leveraged Series		0	0		0

Commodity L/N D Units	10/1/2012	500,000	4,831	103.49	1
Commodity L/N E Units	11/1/2012	40,000,000	400,000	100.00	1
Commodity L/N D Units		0	0	0	0
Commodity L/N E Units		0	0	0	0
Commodity L/N D Units	12/1/2012	500,000	5,031	99.39	1
Commodity L/N E Units		0	0	0	0
Total Commodity L/N Series		41,000,000	409,862		3

Commodity L/S D Units	10/1/2012	0	0	0	0
Commodity L/S D Units	11/1/2012	0	0	0	0
Commodity L/S D Units	12/1/2012	0	0	0	0
Total Commodity L/S Series		0	0		0

Trust Total		$43,027,345	428,104		21

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

The Comparison of Five-Year Cumulative Total Returns Graphs, set forth below, assumes that an investment in units in the Trust, and the MLM Index™, was $100 on December 31, 2007 or the start date of the Series, whichever occurred later. The Cumulative Total Return is based on unit price appreciation (there were no dividends declared or paid during the period) from December 31, 2007 through December 31, 2012.

Comparison of Five-Year Cumulative Total Return*
Between MLM Index TM and the MLM Index Fund Unleveraged and Leveraged Series A

$135
$125
$115
$105
$95
$85
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
MLM Index
MLM Index Fund - Leveraged Series, Class A
MLM Index Fund - Unleveraged Series, Class A

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
MLM Index™	113.60	110.52	114.38	119.51	112.42
MLM Commodity Long/Neutral Index			109.83	106.75	97.79
MLM Commodity Long/Short Index			117.89	121.78	147.65
MLM Index Fund - Unleveraged Series, Class A	111.89	105.98	106.58	108.17	98.62
MLM Index Fund - Leveraged Series, Class A	133.27	115.03	120.44	129.52	101.27
MLM Index Fund – Commodity L/N Unleveraged Series, Class D			114.53	109.58	98.97
MLM Index Fund – Commodity L/S Unleveraged Series, Class D			117.20	119.08	92.20

Item 6.	Selected Financial Data

The Trust began trading on January 4, 1999. Set forth below is certain selected historical data for the Trust and each of its respective Series for the 5 years ended December 31, 2012 (or such period as a Series was outstanding). The selected historical financial data were derived from the financial statements of the Trust, which were audited by EisnerAmper LLP for years 2008 through 2012. The information set forth below should be read in conjunction with the Financial Statements and notes thereto contained elsewhere in this document.

	Years Ended December 31,
	2012	2011	2010	2009	2008

Operations Data:
Realized Gains (Losses)
Unleveraged Series	$(2,406,722)	$3,313,468	$(13,088)	$324,223	$7,795,635
Leveraged Series	(5,091,692)	7,501,827	(731,228)	198,011	11,308,833
Commodity L/N Unleveraged Series	(8,048,577)	3,022,331	631,617	4,594	-
Commodity L/S Unleveraged Series	(12,313,194)	2,222,140	(1,172,228)	205,095	-
Total	$(27,860,185)	$16,059,766	$(1,284,927)	$731,923	$19,104,468

Net Change in Unrealized Gains (Losses)
Unleveraged Series	$(154,095)	$(1,565,946)	$1,843,174	$(2,556,563)	$1,558,204
Leveraged Series	(225,474)	(3,246,978)	4,174,060	(4,946,374)	2,930,402
Commodity L/N Unleveraged Series	(1,050,933)	(6,399,306)	5,408,440	100,833	-
Commodity L/S Unleveraged Series	(737,719)	(1,709,450)	1,469,821	57,497	-
Total	$(2,168,221)	$(12,921,680)	$12,895,495	$(7,344,607)	$4,488,606

Interest Income
Unleveraged Series	$26,165	$21,603	$44,746	$108,814	$1,974,332
Leveraged Series	11,777	8,979	24,329	51,086	949,382
Commodity L/N Unleveraged Series	40,711	26,140	13,054	-	-
Commodity L/S Unleveraged Series	16,951	9,723	4,237	-	-
Total	95,604	66,445	$86,366	$159,900	$2,923,714

Brokerage Commissions
Unleveraged Series	$190,434	$213,586	$237,734	$362,198	$398,556
Leveraged Series	342,660	412,553	466,282	592,105	579,037
Commodity L/N Unleveraged Series	323,656	294,499	94,306	1,667	-
Commodity L/S Unleveraged Series	215,435	154,300	41,609	5,270	-
Total	$1,072,185	$1,074,938	$839,931	$961,240	$977,593

Management Fees
Unleveraged Series	$227,716	$252,489	$270,067	$414,080	$446,769
Leveraged Series	405,351	489,954	548,317	720,477	668,846
Commodity L/N Unleveraged Series	435,145	368,124	117,883	2,084	-
Commodity L/S Unleveraged Series	269,293	192,875	52,012	6,588	-
Total	$1,337,505	$1,303,442	$988,279	$1,143,229	$1,115,615

Operating Expenses
Unleveraged Series	$185,109	$200,570	$232,177	$391,907	$332,446
Leveraged Series	122,567	149,793	181,522	273,557	173,994
Commodity L/N Unleveraged Series	347,668	299,802	95,549	1,459	-
Commodity L/S Unleveraged Series	205,045	134,264	42,085	5,574	-
Total	$860,389	$784,429	$551,333	$672,497	$506,440

Net Income (Loss)
Unleveraged Series	$(3,137,911)	$1,102,480	$1,134,854	$(3,291,711)	$10,150,400
Leveraged Series	(6,175,967)	3,211,528	2,271,040	(6,283,416)	13,766,740
Commodity L/N Unleveraged Series	(10,165,268)	(4,313,260)	5,745,373	100,217	-
Commodity L/S Unleveraged Series	(13,723,735)	40,974	166,124	245,160	-
Total	$(33,202,881)	$41,722	$9,317,391	$(9,229,750)	$23,917,140

Financial Condition Data
Investors' Interest
Unleveraged Series	$38,414,277	$36,202,543	$50,458,589	$46,435,691	$84,214,513
Leveraged Series	20,038,105	32,510,693	36,025,320	46,295,886	51,982,221
Commodity L/N Unleveraged Series	109,268,062	78,033,330	48,946,590	8,601,217	-
Commodity L/S Unleveraged Series	46,937,636	45,873,081	13,912,284	3,246,160	-
Total	$214,658,080	$192,619,647	$149,342,783	$104,578,954	$136,196,734

Total Assets
Unleveraged Series	$40,991,142	$37,767,728	$50,964,459	$70,001,656	$84,666,129
Leveraged Series	21,670,756	32,790,568	36,847,815	48,102,341	54,944,275
Commodity L/N Unleveraged Series	111,303,089	78,991,272	48,990,089	8,604,968	-
Commodity L/S Unleveraged Series	47,901,091	51,093,090	13,925,388	3,247,962	-
Total	$221,866,078	$200,642,658	$150,727,751	$129,956,927	$139,610,404

Net Asset Value Per Class A Unleveraged Series Interest	105.41	115.62	113.91	113.28	119.60
Net Asset Value Per Class B Unleveraged Series Interest	121.13	131.53	128.31	126.32	132.04
Net Asset Value Per Class C Unleveraged Series Interest	106.27	115.45	112.67	110.99	116.06
Net Asset Value Per Class D Unleveraged Series Interest	110.17	119.09	115.65	113.35	117.94
Net Asset Value Per Class A Leveraged Series Interest	79.88	102.17	95.00	90.73	105.12
Net Asset Value Per Class B Leveraged Series Interest	97.21	122.44	112.17	105.53	120.43
Net Asset Value Per Class C Leveraged Series Interest	79.67	100.25	91.75	86.24	98.31
Net Asset Value Per Class D Leveraged Series Interest	101.31	126.50	114.91	107.20	121.29
Net Asset Value Per Class D Commodity L/N Unleveraged Series Interest	96.92	107.32	112.17	102.00	-
Net Asset Value Per Class E Commodity L/N Unleveraged Series Interest	93.71	-	-	-	-
Net Asset Value Per Class D Commodity L/S Unleveraged Series Interest	88.53	114.33	112.53	108.17	-

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Condition

To replicate the results of the MLM Index™, each Series must execute trades on domestic or foreign futures exchanges. The Manager deposits a percentage of the assets of each Series into separate accounts at Citigroup Global Markets. The amount deposited is determined by the margin requirement established by the exchanges to hold the positions in each Series.

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

Liquidity

The majority of each Series' assets are held in liquid short-term interest rate instruments. Each Series takes substantial exposure in futures markets, which requires relatively small deposits, called margin, to hold the positions. As at December 31, 2012, increases (decreases) in cash and cash equivalents amounted to approximately $6.1m, ($2.1m), $28.6m and ($1.7m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively.  As at December 31, 2012, increases (decreases) in due from broker amounted to approximately $2.9m, $9.0m, $(3.7m) and $1.5m for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. Net cash generated (used in) from operations amounted to approximately $(0.1m), $3.0m, $(12.8m) and $(11.5m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. For the year ended December 31, 2012 the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series generated net income from operations of $(3.1m), $(6.2)m, $(10.2m) and $(13.7m), respectively. In general, the each unleveraged Series will have about 5% of its assets on deposit with brokers as margin and each leveraged Series will have about 15% of its assets on deposit with brokers as margin, with the balance held in custodial accounts with a major financial institution.

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

Each Series incurs various kinds of credit risk in its operations. In order to facilitate the trading of a Series, assets must be placed with Futures Commission Merchants. Management of the Trust deals only with established registered firms, and monitors their financial condition on an ongoing basis. In addition, if a Series were to enter into over the counter transactions, additional counterparty risk would be incurred. There were no OTC transactions during 2012 in any Series.

Results of Operations

At December 31, 2012, 2011 and 2010 the Series of the Trust had assets as follows:

Trust Series	December 31, 2012	December 31, 2011	December 31, 2010
Unleveraged Series	$40,991,142	$37,767,728	$50,964,459
Leveraged Series	$21,670,756	$32,790,568	$36,847,815
Commodity L/N Unleveraged Series	$111,303,089	$78,991,272	$48,990,089
Commodity L/S Unleveraged Series	$47,901,091	$51,093,090	$13,925,388
Total	$221,866,078	$200,642,658	$150,727,751

At December 31, 2012, 2011 and 2010 the Series of the Trust had liabilities as follows:

Trust Series	December 31, 2012	December 31, 2011	December 31, 2010
Unleveraged Series	$2,576,865	$1,565,185	$505,870
Leveraged Series	$1,632,651	$279,875	$822,495
Commodity L/N Unleveraged Series	$2,035,027	$957,942	$43,499
Commodity L/S Unleveraged Series	$963,455	$5,220,009	$13,104
Total	$7,207,998	$8,023,011	$1,384,968

Net income (loss) from operations for the Series of the Trust for the years ended December 31, 2012, 2011 and 2010 was as follows:

Trust Series	December 31, 2012	December 31, 2011	December 31, 2010
Unleveraged Series	$(3,137,911)	$1,102,480	$1,134,854
Leveraged Series	$(6,175,967)	$3,211,528	$2,271,040
Commodity L/N Unleveraged Series	$(10,165,268)	$(4,313,260)	$5,745,373
Commodity L/S Unleveraged Series	$(13,723,735)	$40,974	$166,124
Total	$(33,202,881)	$41,722	$9,317,391

The Trust’s net income is usually directly related to the performance of the MLM Index™, which the Trust is designed to replicate. For the 12 months ending December 31, 2012, MLM Index™ performance was -5.94%, lower than the +4.49% recorded in 2011, and lower than the 3.49% recorded in 2010. A Series' performance may be negative in years when the MLM Index™ is positive or have greater losses when the MLM Index™ is negative due to the timing of subscriptions and redemptions, and the fees charged. Since inception of the Trust, the correlation of monthly results between each Series and the MLM Index™ adjusted for fees is 0.99.

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

2.
For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability.  It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  For daily returns, this estimate is a loss of 1.43%.  For monthly returns the estimate is loss of 9.90%.

3.
To ascertain a dollar loss amount for each Series, the assets of the Series as of December 31, 2012 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets.  Based on the asset levels as of December 31, 2012, the manager estimates that the amount each Series of the Trust could expect to lose as follows in any given day and in any given month.

Trust Series	Any Given Day	Any Given Month
Unleveraged Series	$0.4 million	$2.6 million
Leveraged Series	$0.6 million	$4.1 million
Commodity L/N Unleveraged Series	$1.6 million	$12.8 million
Commodity L/S Unleveraged Series	$1.2 million	$6.8 million

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

Each Series' financial statements, together with the independent registered public accounting firm’s report thereon, appear on pages F1through F56 hereof.

Selected Quarterly Data is as follows:

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net realized and unrealized gain (loss) on investments
Unleveraged Series	(469,375)	(110,026)	(1,437,865)	(543,551)	(2,560,817)
Leveraged Series	(1,212,622)	(229,285)	(2,928,575)	(946,684)	(5,317,166)
Commodity L/N Unleveraged Series	1,393,866	(2,788,657)	(668,191)	(7,036,528)	(9,099,510)
Commodity L/S Unleveraged Series	484,873	(3,165,345)	(6,958,245)	(3,412,196)	(13,050,913)
Total	196,742	(6,293,313)	(11,992,876)	(11,938,959)	(30,028,406)

Net income (loss)
Unleveraged Series	(612,796)	(253,961)	(1,587,084)	(684,070)	(3,137,911)
Leveraged Series	(1,456,141)	(456,797)	(3,139,429)	(1,123,600)	(6,175,967)
Commodity L/N Unleveraged Series	1,139,674	(3,035,779)	(911,021)	(7,358,142)	(10,165,268)
Commodity L/S Unleveraged Series	323,707	(3,354,862)	(7,129,779)	(3,562,801)	(13,723,735)
Total	(605,556)	(7,101,399)	(12,767,313)	(12,728,613)	(33,202,881)

Net income (loss) per Investors’ Interest
Unleveraged Series
Class A	(2.27)	(1.09)	(4.67)	(2.18)
Class B	(2.26)	(0.91)	(5.03)	(2.20)
Class C	(2.00)	(0.81)	(4.44)	(1.93)
Class D	(1.91)	(0.70)	(4.44)	(1.87)
Leveraged Series
Class A	(5.09)	(2.03)	(10.81)	(4.36)
Class B	(5.65)	(2.01)	(12.66)	(4.91)
Class C	(4.60)	(1.63)	(10.34)	(4.01)
Class D	(5.57)	(1.84)	(12.89)	(4.89)
Commodity L/N Unleveraged Series
Class D	1.57	(4.15)	(1.25)	(6.57)
Class E	-	-	-	(6.29)
Commodity L/S Unleveraged Series
Class D	0.73	(6.36)	(13.45)	(6.72)
Net Asset Value per Investors’ Interest, at the end of period
Unleveraged Series
Class A	113.35	112.26	107.59	105.41
Class B	129.27	128.36	123.33	121.13
Class C	113.45	112.64	108.20	106.27
Class D	117.18	116.48	112.04	110.17
Leveraged Series
Class A	97.08	95.05	84.24	79.88
Class B	116.79	114.78	102.12	97.21
Class C	95.65	94.02	83.68	79.67
Class D	120.93	119.09	106.20	101.31
Commodity L/N Unleveraged Series
Class D	108.89	104.74	103.49	96.92
Class E	-	-	100.00	93.71
Commodity L/S Unleveraged Series
Class D	115.06	108.70	95.25	88.53

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net realized and unrealized gain (loss) on investments
Unleveraged Series	(192,799)	519,760	1,090,839	329,722	1,747,522
Leveraged Series	(671,249)	1,398,421	2,680,434	847,243	4,254,849
Commodity L/N Unleveraged Series	1,316,095	(2,851,817)	(1,843,712)	2,459	(3,376,975)
Commodity L/S Unleveraged Series	(215,122)	(251,542)	1,667,114	(687,760)	512,690
Total	236,925	(1,185,178)	3,594,675	491,664	3,138,086

Net income (loss)
Unleveraged Series	(383,257)	371,673	932,578	181,486	1,102,480
Leveraged Series	(935,917)	1,133,558	2,414,418	599,469	3,211,528
Commodity L/N Unleveraged Series	1,157,022	(3,110,033)	(2,106,180)	(254,069)	(4,313,260)
Commodity L/S Unleveraged Series	(285,583)	(361,654)	1,525,409	(837,198)	40,974
Total	(447,735)	(1,966,456)	2,766,225	(310,312)	41,722

Net income (loss) per Investors’ Interest
Unleveraged Series
Class A	(1.50)	0.73	2.27	0.21
Class B	(1.37)	1.14	2.88	0.57
Class C	(1.21)	0.98	2.52	0.49
Class D	(1.11)	1.16	2.74	0.65
Leveraged Series
Class A	(2.95)	2.57	6.15	1.40
Class B	(3.07)	3.46	7.76	2.12
Class C	(2.49)	2.85	6.38	1.76
Class D	(2.90)	3.79	8.24	2.46
Commodity L/N Unleveraged Series
Class D	2.64	(4.35)	(2.79)	(0.35)
Commodity L/S Unleveraged Series
Class D	1.10	(1.18)	3.96	(2.09)
Net Asset Value per Investors’ Interest, at the end of period
Unleveraged Series
Class A	112.41	113.14	115.41	115.62
Class B	126.94	128.08	130.96	131.53
Class C	111.46	112.44	114.96	115.45
Class D	114.54	115.70	118.44	119.09
Leveraged Series
Class A	92.05	94.62	100.77	102.17
Class B	109.10	112.56	120.32	122.44
Class C	89.26	92.11	98.49	100.25
Class D	112.01	115.80	124.04	126.50
Commodity L/N Unleveraged Series
Class D	114.81	110.46	107.67	107.32
Commodity L/S Unleveraged Series
Class D	113.63	112.45	116.42	114.33

Item 9.	Changes in and Disagreements with Accountants and Financial Disclosure

There were no changes in or disagreements between any Series of the Trust and their auditors respecting matters of accounting or financial disclosure in the current year.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). We have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on such evaluation we have concluded these disclosure controls are effective as of December 31, 2012.

(b) Changes in internal control over financial reporting. There has been no change in the Trust and/or its Series' internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust and/or its Series’ internal control over financial reporting.
(c) Management's Report on Internal Control over Financial Reporting. The management of the Trust and each Series is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust and its Series as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Trust and/or its Series; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Trust and its Series are being made only in accordance with authorizations of management and directors of the Trust and its Series; and (3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust and/or its Series' assets that could have a material effect on the financial statements.  Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This annual report does not include an attestation report of the Trust and its Series' registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Trust and/or its Series' independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust and/or its Series to provide only management's report in this annual report.  The management of the Trust and its Series' assessed its internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management, based on their evaluation of the Trust and its Series' internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Trust and it’s Series' internal control over financial reporting was effective as of December 31, 2012.

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

The principals of the Manager are Roger E. Alcaly, Paul R. DeRosa, Raymond E. Ix, Jr., James A. Mehling, John R. Oberkofler, Gerald Prior III and Timothy J. Rudderow Sr.

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

Paul R. DeRosa, age 71, became a principal and Director of the Manager when it merged with CA Partners, Inc., which he joined in January 1999. Mr. DeRosa began his career in the securities industry as the money market economist in Citibank's bond trading division. He later became the bank's chief proprietary bond trader and subsequently head of Citibank's financial derivative and capital markets businesses in North America. In 1986 Mr. DeRosa joined E.F. Hutton Co. as co-head of bond trading with particular responsibility for mortgage trading and finance. In 1989 he helped to establish Eastbridge Holdings Inc., a bond and currency trading company in New York, and served as President and CEO from June 1995 to June 1998. Mr. DeRosa holds a Ph.D. in Economics from Columbia University.

Raymond E. Ix, Jr., age 49, is a Senior Vice President and a Director of the Manager. Mr. Ix joined Mount Lucas in 1992 and is responsible for institutional marketing and client service. From 1989 to 1992, Mr. Ix was employed by Little Brook Corporation of New Jersey, a commodity trading advisor, where he was involved in implementing the firm's technical trading systems. Before joining Little Brook, Mr. Ix was the Fixed Income Administrative Manager at Delaware Management Company, a company which advised institutional and individual investors. Mr. Ix received a B.S. in accounting from Saint Joseph's University in 1986.

James A. Mehling, age 63, is a Vice President and Chief Operating Officer of the Manager. Before joining Mount Lucas in June 1999, Mr. Mehling had served as President and Chief Investment Officer of Monitor Capital Advisors, a company which managed institutional stock and bond portfolios and mutual funds, beginning in 1991. Mr. Mehling started his career in financial services with Merrill Lynch in 1976 and eventually managed a trading desk for Merrill Lynch Government Securities. He is a CFA charter holder and has served as a volunteer on the CFA examination grading committee. Mr. Mehling received a B.S. in Aviation Engineering from Western Michigan University in 1970.

John R. Oberkofler, age 53, is a Vice President and Director of Trading for the Manager since 1999. From 1986 to 1999, he was employed as Senior Trader by Little Brook Corporation of New Jersey. Mr. Oberkofler received a B.S. in Finance from Seton Hall University in 1982.

Timothy J. Rudderow, age 57, is President and a Director of the Manager, which he helped to establish in 1986. Prior to the mergers that took place in October 1999, Mr. Rudderow was also a principal of Little Brook Corporation of New Jersey, which he joined in 1983 as Director of Research and Development, and of CA Partners, Inc., a company he helped form in 1990. Prior to joining Little Brook, Mr. Rudderow was employed by Commodities Corporation, a company which was a commodity trading advisor, with responsibilities for the design and management of technical trading systems. Before joining Commodities Corporation, Mr. Rudderow taught Economics at Drexel University. Mr. Rudderow received a B.A. in Mathematics from Rutgers University in 1977 and an M.B.A. in Management Analysis from Drexel University in 1979.

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

The Trust has no directors or officers. The Manager manages and conducts the business of the Trust. As of December 31, 2012, the Manager had an initial investment of $1,000 in each of the Unleveraged Series (Class C), the Leveraged Series (Class C), the Commodity L/N Unleveraged Series (Class D) and Commodity L/S Unleveraged Series (Class D).

Item 13.	Certain Relationships and Related Transactions

The Manager manages and conducts the business of the Trust. The Manager receives management and other fees from the Trust as described in Item 1 - Fees and Expenses.

For the years ended December 31, 2012, 2011 and 2010, the Manager received from the Series of the Trust:

Management Fees	2012	2011	2010
Unleveraged Series	$227,716	$252,489	$270,067
Leveraged Series	405,351	489,954	548,317
Commodity L/N Series	435,145	368,124	117,883
Commodity L/S Series	269,293	192,875	52,012
Total	$1,337,505	$1,303,442	$988,279

Brokerage Fees
Unleveraged Series	$190,434	$213,586	$237,734
Leveraged Series	342,660	412,553	466,282
Commodity L/N Series	323,656	294,499	94,306
Commodity L/S Series	215,435	154,300	41,609
Total	$1,072,185	$1,074,938	$839,931

Item 14.	Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed to the Trust for the year ended December 31, 2012 by the independent registered public accounting firm, EisnerAmper LLP (“EisnerAmper”) for professional services rendered in connection with the audit of the Trust’s financial statements included in this Annual Report on Form 10-K, and for the review of the interim financial information included in the Trust’s 1st, 2nd, and 3rd Quarter Report on Form 10-Q, totaled approximately $180,000.

Audit-Related Fees. There were no fees billed to the Trust by EisnerAmper for assurance and related services that are reasonably related to the performance of the audit and review of the Trust’s financial statements that are not already reported in the paragraph immediately above for the years 2012 and 2011 respectively.

Tax Fees. The aggregate fees billed to the Trust by Grant Thornton LLP (“GT”) for professional services rendered by GT for tax compliance totaled approximately $118,000 and $101,000 for the years 2012 and 2011, respectively. These services included review of the Trust’s domestic tax compliance information.

All Other Fees. There were no fees billed to the Trust by EisnerAmper for products and services other than as set forth above for the years 2012 and 2011.

Engagement of the Independent Registered Public Accounting Firm. During the year ended December 31, 2012, the Manager appointed EisnerAmper as the Trust’s auditors. The Manager considers provisions of the independence rules for both audit and non-audit services.

Item 15.	Exhibits, Financial Statement Schedules

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

MLM INDEX™ FUND AND ITS SERIES

December 31, 2012 and 2011

F 1

AFFIRMATION OF THE COMMODITY POOL OPERATOR

I affirm that, to the best of my knowledge and belief, the information contained in the attached financial statements of MLM Index™ Fund and its Series for the years ended December 31, 2012 and 2011 are accurate and complete.

Timothy J. Rudderow Sr.
President
Mount Lucas Management LP
Manager
MLM Index™ Fund

F 2

F 3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Investors of
MLM IndexTM Fund

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of the MLM IndexTM Fund and each of its four series (MLM IndexTM Unleveraged Series, MLM IndexTM Leveraged Series, MLM Commodity L/N Index Unleveraged Series, MLM Commodity L/S Index Unleveraged Series,) (collectively the "Trust") as of December 31, 2012 and 2011, and the related statements of operations, changes in investors' interest, and cash flows for each of the years in the three-year period ended December 31, 2012. The financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the MLM IndexTM Fund, the MLM IndexTM Unleveraged Series, MLM IndexTM Leveraged Series, MLM Commodity L/N Index Unleveraged Series and MLM Commodity L/S Index Unleveraged Series as of December 31, 2012 and 2011, and the results of their operations, changes in investors' interest and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
February 26, 2013

F 4

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Unleveraged Series
December 31,

ASSETS	2012	2011

Cash and cash equivalents	$36,597,519	$30,453,037
Due from broker	4,393,610	7,314,689
Interest receivable	13	2

Total assets	$40,991,142	$37,767,728

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$411,125	$1,256,607
Net unrealized loss on open futures contracts, at fair value	175,591	19,952
Brokerage commissions payable	14,282	14,510
Management fee payable	18,615	18,472
Subscriptions received in advance	1,950,000	245,000
Accrued expenses	7,252	10,644

Total liabilities	2,576,865	1,565,185

Investors’ interest	38,414,277	36,202,543

Total liabilities and investors’ interest	$40,991,142	$37,767,728

The accompanying notes are an integral part of these statements.

F 5

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Unleveraged Series

December 31, 2012

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*
Long futures contracts
Financial	183	$(62,465)	(0.16)%
Commodity	83	(175,097)	(0.46)
	266	(237,562)	(0.62)

Short futures contracts
Financial	(15)	84,100	0.22
Commodity	(104)	(22,129)	(0.06)
	(119)	61,971	0.16

Net unrealized loss on open futures contracts, at fair value		$(175,591)	(0.46)%

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

F 7

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS

MLM IndexTM Unleveraged Series

Year ended December 31,

	2012	2011	2010

Investment income
Interest	$26,165	$21,603	$44,746

Expenses
Brokerage commissions	190,434	213,586	237,734
Management fee	227,716	252,489	270,067
Operating expenses	185,109	200,570	232,177

Total expenses	603,259	666,645	739,978

Net investment loss	(577,094)	(645,042)	(695,232)

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS
Net realized (loss) gain on investments	(2,406,722)	3,313,468	(13,088)
Net change in unrealized depreciation and appreciation on investments	(154,095)	(1,565,946)	1,843,174

Net realized and unrealized (loss) gain on investments	(2,560,817)	1,747,522	1,830,086

Net (loss) income	$(3,137,911)	$1,102,480	$1,134,854

The accompanying notes are an integral part of these statements.

F 8

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

Year ended December 31, 2012

	Unleveraged Series
					Total
	Class A	Class B	Class C	Class D	Unleveraged
	Shares	Shares	Shares	Shares	Series

Investors’ interest at December 31, 2011	$3,411,924	$4,623,048	$1,313	$28,166,258	$36,202,543

Subscriptions	─	1,260	52,345	10,810,000	10,863,605
Redemptions	(444,186)	(1,161,944)	─	(3,907,830)	(5,513,960)
Transfers	─	─	─	─	─
Net loss	(290,337)	(350,987)	(487)	(2,496,100)	(3,137,911)

Investors’ interest at December 31, 2012	$2,677,401	$3,111,377	$53,171	$32,572,328	$38,414,277

Shares at December 31, 2011	29,511	35,148	11	236,514

Subscriptions	─	10	489	93,221
Redemptions	(4,111)	(9,472)	─	(34,085)
Transfers	─	─	─	─

Shares at December 31, 2012	25,400	25,686	500	295,650

Net asset value per share December 31, 2012	$105.41	$121.13	$106.27	$110.17

The accompanying notes are an integral part of these statements.

F 9

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

MLM IndexTM Unleveraged Series

Year ended December 31, 2011

	Unleveraged Series
					Total
	Class A	Class B	Class C	Class D	Unleveraged
	Shares	Shares	Shares	Shares	Series

Investors’ interest at December 31, 2010	$3,830,270	$6,168,071	$1,281	$40,458,967	$50,458,589

Subscriptions	5,045	84,991	─	16,435,000	16,525,036
Redemptions	(504,922)	(1,757,413)	─	(4,621,854)	(6,884,189)
Transfers	22,864	(2,414)	─	(25,019,823)	(24,999,373)
Net income	58,667	129,813	32	913,968	1,102,480

Investors’ interest at December 31, 2011	$3,411,924	$4,623,048	$1,313	$28,166,258	$36,202,543

Shares at December 31, 2010	33,625	48,074	11	349,853

Subscriptions	44	651	─	142,019
Redemptions	(4,360)	(13,558)	─	(39,000)
Transfers	202	(19)	─	(216,358)

Shares at December 31, 2011	29,511	35,148	11	236,514

Net asset value per share December 31, 2011	$115.62	$131.53	$115.45	$119.09

The accompanying notes are an integral part of these statements.

F 10

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

MLM IndexTM Unleveraged Series

Year ended December 31, 2010

	Unleveraged Series
					Total
	Class A	Class B	Class C	Class D	Unleveraged
	Shares	Shares	Shares	Shares	Series

Investors’ interest at December 31, 2009	$4,636,414	$9,124,592	$1,262	$32,673,423	$46,435,691

Subscriptions	25,000	618,189	─	13,944,876	14,588,065
Redemptions	(849,101)	(3,716,909)	─	(7,330,954)	(11,896,964)
Transfers	5,000	34,000	─	157,943	196,943
Net income	12,957	108,199	19	1,013,679	1,134,854

Investors’ interest at December 31, 2010	$3,830,270	$6,168,071	$1,281	$40,458,967	$50,458,589

Shares at December 31, 2009	40,930	72,234	11	288,259

Subscriptions	227	4,909	─	124,587
Redemptions	(7,576)	(29,337)	─	(64,394)
Transfers	44	268	─	1,401

Shares at December 31, 2010	33,625	48,074	11	349,853

Net asset value per share December 31, 2010	$113.91	$128.31	$112.67	$115.65

The accompanying notes are an integral part of these statements.

F 11

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS

MLM IndexTM Unleveraged Series

Year ended December 31,

	2012	2011		2010

Cash flows from operating activities
Net (loss) income	$(3,137,911)		$1,102,480		$1,134,854
Adjustments to reconcile net (loss) income to net cash and cash equivalents (used in) provided by operating activities
Net change in operating assets and liabilities
Due from broker	2,921,079		(3,269,308)		9,829,847
Net unrealized loss (gain) on open futures contracts	155,639		1,536,870		(1,832,718)
Interest receivable	(11)		(2)		3,641
Other assets	─		440		(440)
Brokerage commissions payable	(228)		(5,351)		(4,458)
Management fee payable	143		(5,401)		(9,392)
Accrued expenses	(3,392)		(11,256)		(21,105)

Net cash and cash equivalents (used in) provided by operating activities	(64,681)		(651,528)		9,100,229

Cash flows from financing activities
Subscriptions received, net of selling commissions	12,516,260		16,758,414		14,796,630
Redemptions paid	(6,307,097)		(31,055,569)		(34,617,926)

Net cash and cash equivalents provided by (used in) financing activities	6,209,163		(14,297,155)		(19,821,296)

Net increase (decrease) in cash and cash equivalents	6,144,482		(14,948,683)		(10,721,067)

Cash and cash equivalents at beginning of year	30,453,037		45,401,720		56,122,787

Cash and cash equivalents at end of year	$36,597,519		$30,453,037		$45,401,720

Supplemental disclosure of non-cash financing activities:
Subscriptions received in advance	$245,000		$11,622	$	─
Redemptions payable	$411,125		$1,256,607		$428,614
Intra-series subscriptions and redemptions transfer	$52,345	$	─	$	─

The accompanying notes are an integral part of these statements.

F 12

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Leveraged Series

December 31,

ASSETS	2012	2011

Cash and cash equivalents	$14,038,218	$16,133,233
Due from broker	7,631,460	16,657,334
Other assets	1,073	─
Interest receivable	5	1

Total assets	$21,670,756	$32,790,568

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$1,232,370	$167,384
Net unrealized loss on open futures contracts, at fair value	261,729	37,554
Brokerage commissions payable	19,889	30,262
Management fee payable	25,922	38,823
Subscriptions received in advance	90,000	─
Accrued expenses	2,741	5,852

Total liabilities	1,632,651	279,875

Investors’ interest	20,038,105	32,510,693

Total liabilities and investors’ interest	$21,670,756	$32,790,568

The accompanying notes are an integral part of these statements.

F 13

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Leveraged Series

December 31, 2012

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*
Long futures contracts
Financial	276	$(97,068)	(0.48)%
Commodity	126	(265,833)	(1.33)
	402	(362,901)	(1.81)

Short futures contracts
Financial	(22)	132,138	0.66
Commodity	(159)	(30,966)	(0.15)
	(181)	101,172	0.51

Net unrealized loss on open futures contracts, at fair value		$(261,729)	(1.30)%

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

F 15

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS

MLM IndexTM Leveraged Series

Year ended December 31,

	2012	2011	2010

Investment income
Interest	$11,777	$8,979	$24,329

Expenses
Brokerage commissions	342,660	412,553	466,282
Management fee	405,351	489,954	548,317
Operating expenses	122,567	149,793	181,522

Total expenses	870,578	1,052,300	1,196,121

Net investment loss	(858,801)	(1,043,321)	(1,171,792)

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS
Net realized (loss) gain on investments	(5,091,692)	7,501,827	(731,228)
Net change in unrealized depreciation and appreciation on investments	(225,474)	(3,246,978)	4,174,060

Net realized and unrealized (loss) gain on investments	(5,317,166)	4,254,849	3,442,832

Net (loss) income	$(6,175,967)	$3,211,528	$2,271,040

The accompanying notes are an integral part of these statements.

F 16

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

Year ended December 31, 2012

	Leveraged Series
					Total
	Class A	Class B	Class C	Class D	Leveraged
	Shares	Shares	Shares	Shares	Series

Investors’ interest at December 31, 2011	$2,667,739	$8,842,625	$1,353	$20,998,976	$32,510,693

Subscriptions	98,500	2,497	─	10,009	111,006
Redemptions	(370,904)	(2,029,503)	─	(4,007,220)	(6,407,627)
Transfers	─	─	─	─	─
Net loss	(571,341)	(1,745,039)	(278)	(3,859,309)	(6,175,967)

Investors’ interest at December 31, 2012	$1,823,994	$5,070,580	$1,075	$13,142,456	$20,038,105

Shares at December 31, 2011	26,110	72,219	14	165,999
Subscriptions	1,007	20	─	79
Redemptions	(4,283)	(20,077)	─	(36,346)
Transfers	─	─	─	─

Shares at December 31, 2012	22,834	52,162	14	129,732

Net asset value per share December 31, 2012	$79.88	$97.21	$79.67	$101.31

The accompanying notes are an integral part of these statements.

F 17

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

MLM IndexTM Leveraged Series

Year ended December 31, 2011

	Leveraged Series
					Total
	Class A	Class B	Class C	Class D	Leveraged
	Shares	Shares	Shares	Shares	Series

Investors’ interest at December 31, 2010	$2,704,543	$9,562,485	$1,238	$23,757,054	$36,025,320

Subscriptions	6,193	89,502	─	50,000	145,695
Redemptions	(215,079)	(1,612,781)	─	(5,023,540)	(6,851,400)
Transfers	(22,864)	2,414	─	─	(20,450)
Net income	194,946	801,005	115	2,215,462	3,211,528

Investors’ interest at December 31, 2011	$2,667,739	$8,842,625	$1,353	$20,998,976	$32,510,693

Shares at December 31, 2010	28,468	85,250	14	206,739
Subscriptions	61	749	─	430
Redemptions	(2,176)	(13,801)	─	(41,170)
Transfers	(243)	21	─	─

Shares at December 31, 2011	26,110	72,219	14	165,999

Net asset value per share December 31, 2011	$102.17	$122.44	$100.25	$126.50

The accompanying notes are an integral part of these statements.

F 18

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

MLM IndexTM Leveraged Series

Year ended December 31, 2010

	Leveraged Series
					Total
	Class A	Class B	Class C	Class D	Leveraged
	Shares	Shares	Shares	Shares	Series

Investors’ interest at December 31, 2009	$4,638,578	$11,469,894	$1,164	$30,186,250	$46,295,886

Subscriptions	19,000	548,888	─	410,000	977,888
Redemptions	(2,045,728)	(3,059,167)	─	(8,217,656)	(13,322,551)
Transfers	(5,000)	(34,000)	─	(157,943)	(196,943)
Net income	97,693	636,870	74	1,536,403	2,271,040

Investors’ interest at December 31, 2010	$2,704,543	$9,562,485	$1,238	$23,757,054	$36,025,320

Shares at December 31, 2009	51,127	108,685	14	281,580
Subscriptions	218	5,244	─	3,834
Redemptions	(22,823)	(28,363)	─	(77,179)
Transfers	(54)	(316)	─	(1,496)

Shares at December 31, 2010	28,468	85,250	14	206,739

Net asset value per share December 31, 2010	$95.00	$112.17	$91.75	$114.91

The accompanying notes are an integral part of these statements.

F 19

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS

MLM IndexTMLeveraged Series

Year ended December 31,

	2012		2011	2010

Cash flows from operating activities
Net (loss) income		$(6,175,967)	$3,211,528		$2,271,040
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by (used in) operating activities
Net change in operating assets and liabilities
Due from broker		9,025,874	(7,410,850)		11,746,113
Net unrealized loss (gain) on open futures contracts		224,175	3,193,797		(4,132,807)
Interest receivable		(4)	(1)		1,773
Other assets		(1,073)	─		─
Brokerage commissions payable		(10,373)	(2,852)		(6,024)
Management fee payable		(12,901)	(1,679)		(18,813)
Accrued expenses		(3,111)	(7,567)		(33,225)

Net cash and cash equivalents provided by (used in) operating activities		3,046,620	(1,017,624)		9,828,057

Cash flows from financing activities
Subscriptions received, net of selling commissions		201,006	124,589		998,994
Redemptions paid		(5,342,641)	(7,418,820)		(13,489,934)

Net cash and cash equivalents used in financing activities		(5,141,635)	(7,294,231)		(12,490,940)

Net decrease in cash and cash equivalents		(2,095,015)	(8,311,855)		(2,662,883)

Cash and cash equivalents at beginning of year		16,133,233	24,445,088		27,107,971

Cash and cash equivalents at end of year		$14,038,218	$16,133,233		$24,445,088

Supplemental disclosure of non-cash financing activities:
Subscriptions received in advance	$	─	$21,106	$	─
Redemptions payable		$1,232,370	$167,384		$714,354

The accompanying notes are an integral part of these statements.

F 20

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/N Index Unleveraged Series

December 31,

ASSETS	2012	2011

Cash and cash equivalents	$100,936,268	$72,318,757
Due from broker	10,366,771	6,672,140
Interest receivable	50	375

Total assets	$111,303,089	$78,991,272

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	$1,950,269	$890,170
Brokerage commissions payable	27,512	24,208
Management fee payable	46,682	33,364
Accrued expenses	10,564	10,200

Total liabilities	2,035,027	957,942

Investors’ interest	109,268,062	78,033,330

Total liabilities and investors’ interest	$111,303,089	$78,991,272

The accompanying notes are an integral part of these statements.

F 21

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N Index Unleveraged Series

December 31, 2012

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*
Long futures contracts
Commodity	915	$(1,950,269)	(1.78)%

Net unrealized loss on open futures contracts, at fair value		$(1,950,269)	(1.78)%

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

F 23

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS

MLM Commodity L/N Index Unleveraged Series

Year ended December 31,

	2012	2011	2010

Investment income
Interest	$40,711	$26,140	$13,054

Expenses
Brokerage commissions	323,656	294,499	94,306
Management fee	435,145	368,124	117,883
Operating expenses	347,668	299,802	95,549

Total expenses	1,106,469	962,425	307,738

Net investment loss	(1,065,758)	(936,285)	(294,684)

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS
Net realized (loss) gain on investments	(8,048,577)	3,022,331	631,617
Net change in unrealized depreciation and appreciation on investments	(1,050,933)	(6,399,306)	5,408,440

Net realized and unrealized (loss) gain on investments	(9,099,510)	(3,376,975)	6,040,057

Net (loss) income	$(10,165,268)	$(4,313,260)	$5,745,373

The accompanying notes are an integral part of these statements.

F 24

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

Year ended December 31, 2012

	Commodity L/N Unleveraged Series
			Total
			Commodity L/N
	Class D	Class E	Unleveraged
	Shares	Shares	Series

Investors’ interest at December 31, 2011	$78,033,330	$ ─	$78,033,330

Subscriptions	1,400,000	40,000,000	41,400,000
Redemptions	─	─	─
Transfers	─	─	─
Net loss	(7,650,696)	(2,514,572)	(10,165,268)

Investors’ interest at December 31, 2012	$71,782,634	$37,485,428	$109,268,062

Shares at December 31, 2011	727,111	─

Subscriptions	13,494	400,000
Redemptions	─	─
Transfers	─	─

Shares at December 31, 2012	740,605	400,000

Net asset value per share December 31, 2012	$96.92	$93.71

The accompanying notes are an integral part of these statements.

F 25

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

Year ended December 31, 2011

Commodity L/N
Unleveraged
Series
Class D
Shares

Investors’ interest at December 31, 2010	$48,946,590

Subscriptions	33,400,000
Redemptions	─
Transfers	─
Net loss	(4,313,260)

Investors’ interest at December 31, 2011	$78,033,330

Shares at December 31, 2010	436,372

Subscriptions	290,739
Redemptions	─
Transfers	─

Shares at December 31, 2011	727,111

Net asset value per share December 31, 2011	$107.32

The accompanying notes are an integral part of these statements.

F 26

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

MLM Commodity L/N Index Unleveraged Series

Year ended December 31, 2010

Commodity L/N
Unleveraged
Series
Class D
Shares

Investors’ interest at December 31, 2009	$8,601,217

Subscriptions	34,600,000
Redemptions	─
Transfers	─
Net income	5,745,373

Investors’ interest at December 31, 2010	$48,946,590

Shares at December 31, 2009	84,322

Subscriptions	352,050
Redemptions	─
Transfers	─

Shares at December 31, 2010	436,372

Net asset value per share December 31, 2010	$112.17

The accompanying notes are an integral part of these statements.

F 27

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS

MLM Commodity L/N Index Unleveraged Series

Year ended December 31,

	2012	2011	2010

Cash flows from operating activities
Net (loss) income	$(10,165,268)	$(4,313,260)	$5,745,373
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(3,694,631)	(2,993,283)	(3,174,279)
Net unrealized loss (gain) on open futures contracts	1,060,099	6,396,365	(5,405,362)
Interest receivable	325	(374)	(1)
Other assets	─	18	(18)
Brokerage commissions payable	3,304	9,497	13,044
Management fee payable	13,318	14,776	16,504
Accrued expenses	364	-	10,200

Net cash and cash equivalents used in operating activities	(12,782,489)	(886,261)	(2,794,539)

Cash flows from financing activities
Subscriptions received, net of selling commissions	41,400,000	33,400,000	34,600,000

Net increase in cash and cash equivalents	28,617,511	32,513,739	31,805,461

Cash and cash equivalents at beginning of year	72,318,757	39,805,018	7,999,557

Cash and cash equivalents at end of year	$100,936,268	$72,318,757	$39,805,018

The accompanying notes are an integral part of these statements.

F 28

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/S Index Unleveraged Series

December 31,

ASSETS	2012	2011

Cash and cash equivalents	$43,740,617	$45,452,407
Due from broker	4,160,450	5,640,415
Interest receivable	24	268

Total assets	$47,901,091	$51,093,090

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	$923,900	$182,179
Brokerage commissions payable	14,978	14,400
Management fee payable	20,132	19,830
Subscriptions received in advance	─	5,000,000
Accrued expenses	4,445	3,600

Total liabilities	963,455	5,220,009

Investors’ interest	46,937,636	45,873,081

Total liabilities and investors’ interest	$47,901,091	$51,093,090

The accompanying notes are an integral part of these statements.

F 29

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

December 31, 2012

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*
Long futures contracts
Commodity	396	$(833,289)	(1.78)%

Short futures contracts
Commodity	(501)	(90,611)	(0.19)

Net unrealized loss on open futures contracts, at fair value		$(923,900)	(1.97)%

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

F 31

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS

MLM Commodity L/S Index Unleveraged Series

Year ended December 31,

	2012	2011	2010

Investment income
Interest	$16,951	$9,723	$4,237

Expenses
Brokerage commissions	215,435	154,300	41,609
Management fee	269,293	192,875	52,012
Operating expenses	205,045	134,264	42,085

Total expenses	689,773	481,439	135,706

Net investment loss	(672,822)	(471,716)	(131,469)

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS
Net realized (loss) gain on investments	(12,313,194)	2,222,140	(1,172,228)
Net change in unrealized depreciation and appreciation on investments	(737,719)	(1,709,450)	1,469,821

Net realized and unrealized (loss) gain on investments	(13,050,913)	512,690	297,593

Net (loss) income	$(13,723,735)	$40,974	$166,124

The accompanying notes are an integral part of these statements.

F 32

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

Year ended December 31, 2012

Commodity L/S
Unleveraged
Series
Class D
Shares

Investors’ interest at December 31, 2011	$45,873,081

Subscriptions	15,300,000
Redemptions	(511,710)
Transfers	─
Net loss	(13,723,735)

Investors’ interest at December 31, 2012	$46,937,636

Shares at December 31, 2011	401,233

Subscriptions	133,406
Redemptions	(4,447)
Transfers	─

Shares at December 31, 2012	530,192

Net asset value per share December 31, 2012	$88.53

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

F 34

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

MLM Commodity L/S Index Unleveraged Series

Year ended December 31, 2010

Commodity L/S
Unleveraged
Series
Class D
Shares

Investors’ interest at December 31, 2009	$3,246,160

Subscriptions	10,500,000
Redemptions	─
Transfers	─
Net income	166,124

Investors’ interest at December 31, 2010	$13,912,284

Shares at December 31, 2009	30,009

Subscriptions	93,622
Redemptions	─
Transfers	─

Shares at December 31, 2010	123,631

Net asset value per share December 31, 2010	$112.53

The accompanying notes are an integral part of these statements.

F 35

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS

MLM Commodity L/S Index Unleveraged Series

Year ended December 31,

	2012	2011		2010

Cash flows from operating activities
Net (loss) income	$(13,723,735)		$40,974		$166,124
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	1,479,965		(3,817,684)		1,181,292
Net unrealized loss (gain) on open futures contracts	741,721		1,708,403		(1,469,181)
Interest receivable	244		(268)		─
Other assets	─		39		(39)
Brokerage commissions payable	578		10,202		4,198
Management fee payable	302		14,524		3,972
Accrued expenses	845		─		3,132

Net cash and cash equivalents used in operating activities	(11,500,080)		(2,043,810)		(110,502)

Cash flows from financing activities
Subscriptions received, net of selling commissions	10,300,000		37,019,823		10,500,000
Redemptions paid	(511,710)		(100,000)		─

Net cash and cash equivalents provided by financing activities	9,788,290		36,919,823		10,500,000

Net (decrease) increase in cash and cash equivalents	(1,711,790)		34,876,013		10,389,498

Cash and cash equivalents at beginning of year	45,452,407		10,576,394		186,896

Cash and cash equivalents at end of year	$43,740,617		$45,452,407		$10,576,394

Supplemental disclosure of non-cash financing activities:
Subscriptions recorded which were received in advance	$5,000,000	$	─	$	─

The accompanying notes are an integral part of these statements.

F 36

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION

Trust Total

December 31,

ASSETS	2012	2011

Cash and cash equivalents	$195,312,622	$164,357,434
Due from broker	26,552,291	36,284,578
Interest receivable	92	646
Other assets	1,073	─

Total assets	$221,866,078	$200,642,658

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$1,643,495	$1,423,991
Net unrealized loss on open futures contracts, at fair value	3,311,489	1,129,855
Brokerage commissions payable	76,661	83,380
Management fee payable	111,351	110,489
Subscriptions received in advance	2,040,000	5,245,000
Accrued expenses	25,002	30,296

Total liabilities	7,207,998	8,023,011

Investors’ interest	214,658,080	192,619,647

Total liabilities and investors’ interest	$221,866,078	$200,642,658

The accompanying notes are an integral part of these statements.

F 37

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

December 31, 2012

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*
Long futures contracts
Financial	459	$(159,533)	(0.07)%
Commodity	1,520	(3,224,488)	(1.50)
	1,979	(3,384,021)	(1.57)

Short futures contracts
Financial	(37)	216,238	0.10
Commodity	(764)	(143,706)	(0.07)
	(801)	72,532	0.03

Net unrealized loss on open futures contracts, at fair value		$(3,311,489)	(1.54)%

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

F 39

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS

Trust Total

Year ended December 31,

	2012	2011	2010

Investment income
Interest	$95,604	$66,445	$86,366

Expenses
Brokerage commissions	1,072,185	1,074,938	839,931
Management fee	1,337,505	1,303,442	988,279
Operating expenses	860,389	784,429	551,333

Total expenses	3,270,079	3,162,809	2,379,543

Net investment loss	(3,174,475)	(3,096,364)	(2,293,177)

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS
Net realized (loss) gain on investments	(27,860,185)	16,059,766	(1,284,927)
Net change in unrealized depreciation and appreciation on investments	(2,168,221)	(12,921,680)	12,895,495

Net realized and unrealized (loss) gain on investments	(30,028,406)	3,138,086	11,610,568

Net (loss) income	$(33,202,881)	$41,722	$9,317,391

The accompanying notes are an integral part of these statements.

F 40

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

Trust Total

Year ended December 31, 2012

Total
Investors’
Interest
($100 par
value/share)

Investors’ interest at December 31, 2011	$192,619,647

Subscriptions	67,674,611
Redemptions	(12,433,297)
Transfers	─
Net loss	(33,202,881)

Investors’ interest at December 31, 2012	$214,658,080

The accompanying notes are an integral part of these statements.

F 41

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

Trust Total

Year ended December 31, 2011

Total
Investors’
Interest
($100 par
value/share)

Investors’ interest at December 31, 2010	$149,342,783

Subscriptions	57,070,731
Redemptions	(13,835,589)
Transfers	─
Net income	41,722

Investors’ interest at December 31, 2011	$192,619,647

The accompanying notes are an integral part of these statements.

F 42

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST (CONTINUED)

Trust Total

Year ended December 31, 2010

Total
Investors’
Interest
($100 par
value/share)

Investors’ interest at December 31, 2009	$104,578,954

Subscriptions	60,665,953
Redemptions	(25,219,515)
Transfers	─
Net income	9,317,391

Investors’ interest at December 31, 2010	$149,342,783

The accompanying notes are an integral part of these statements.

F 43

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS

Trust Total

Year ended December 31,

	2012	2011	2010

Cash flows from operating activities
Net (loss) income	$(33,202,881)	$41,722		$9,317,391
Adjustments to reconcile net (loss) income to net cash and cash equivalents (used in) provided by operating activities
Net change in operating assets and liabilities
Due from broker	9,732,287	(17,491,125)		19,582,934
Net unrealized loss (gain) on open futures contracts	2,181,634	12,835,435		(12,840,029)
Interest receivable	554	(645)		5,413
Other assets	(1,073)	497		(497)
Brokerage commissions payable	(6,719)	11,496		6,760
Management fee payable	862	22,220		(7,729)
Accrued expenses	(5,294)	(18,823)		(40,998)

Net cash and cash equivalents (used in) provided by operating activities	(21,300,630)	(4,599,223)		16,023,245

Cash flows from financing activities
Subscriptions received, net of selling commissions	64,417,266	62,283,003		60,698,681
Redemptions paid	(12,161,448)	(13,554,566)		(47,910,917)

Net cash and cash equivalents provided by financing activities	52,255,818	48,728,437		12,787,764

Net increase in cash and cash equivalents	30,955,188	44,129,214		28,811,009

Cash and cash equivalents at beginning of year	164,357,434	120,228,220		91,417,211

Cash and cash equivalents at end of year	$195,312,622	$164,357,434		$120,228,220

Supplemental disclosure of non-cash financing activities:
Subscriptions received in advance	$5,245,000	$32,728	$	─
Redemptions payable	$1,643,495	$1,423,991		$1,142,968

F 44

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

At December 31, 2012, the MLM Index™ Fund is comprised of four series: the MLM Index™ Unleveraged Series (“Unleveraged Series”), the MLM Index™ Leveraged Series (“Leveraged Series”), the MLM Commodity L/N Index Unleveraged Series (“Commodity L/N” or “Commodity L/N Unleveraged Series”) and the MLM Commodity L/S Index Unleveraged Series (“Commodity L/S” or “Commodity L/S Unleveraged Series”).  MLM Index™ Fund and its series are collectively referred to herein as the “Trust”.

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

December 31, 2012

2. Summary of Significant Accounting Policies (continued)

Due From Brokers

Each Series' trading activities utilize one broker located in the United States. Due from broker represents cash balances held, and amounts receivable or payable for transactions not settled at December 31, 2012 and 2011.

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

As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2012 and December 31, 2011, all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

F 46

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

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

Income Taxes

Each of the Series of the Trust is classified for Federal income tax purposes as a separate partnership. Investors in each Series will reflect their proportionate share of realized profit or loss on their separate tax returns. Accordingly, no provisions for income taxes are required for the Trust or any Series.

All of the Series of the Trust recognize tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions were “more likely than not” to be sustained assuming examination by tax authorities.  The Manager has reviewed all of the Series of the Trust’s tax positions for all open years (after December 31, 2008) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements.  The Trust has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense.  The 2009 through 2012 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Redemptions Payable
For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value of each Series by the number of outstanding investors’ interests for that Series.

F 47

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

December 31, 2012	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total

Overnight money markets	$2,131,000	$106,000	$5,854,000	$2,810,000	$10,901,000
U.S. Government Agency Securities	34,448,123	13,909,442	95,046,037	40,898,280	184,301,882
Cash	16,612	21,661	34,297	30,459	103,029
Cash in checking accounts	1,784	1,115	1,934	1,878	6,711
Total	$36,597,519	$14,038,218	$100,936,268	$43,740,617	$195,312,622

December 31, 2011	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total

Overnight money markets	$254,000	$19,000	$43,283,000	$35,440,000	$78,996,000
U.S. Government Agency Securities	30,149,256	16,054,571	28,999,334	9,984,770	85,187,931
Cash	48,232	57,052	35,284	26,375	166,943
Cash in checking accounts	1,549	2,610	1,139	1,262	6,560
Total	$30,453,037	$16,133,233	$72,318,757	$45,452,407	$164,357,434

4. Investors’ Interest

The Trust is comprised of four series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage (collectively, the “Series”).  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.  Class A, Class B, Class C, Class D and Class E shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager. As of December 31, 2012 the Commodity L/N Leveraged Series and the Commodity L/S Leveraged Series have not commenced trading and have no assets. In addition, as of December 31, 2012, the Commodity L/N Unleveraged Series and the Commodity L/S Unleveraged Series have never had any investors in classes A, B or C.  Furthermore, as of December 31, 2012, the Unleveraged Series, Leverage Series and the Commodity L/S Unleveraged Series have never had any investors in class E.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account.

F 48

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

The Class A and Class C shares are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

5. Margin Requirements

The Trust had margin requirements as follows at December 31, 2012 and 2011:

	2012	2011

Unleveraged Series	$870,317	$1,398,766
Leveraged Series	1,318,779	3,868,949
Commodity L/N Unleveraged Series	3,720,401	516,375
Commodity L/S Unleveraged Series	2,117,698	4,246,945
Total	$8,027,195	$10,031,035

Each Series' margins requirements were satisfied by net unrealized profits and cash at the broker.

6. Management Fee and Other Fees and Expenses

Each Series pays the Manager a management fee and the introducing broker a brokerage fee as a percentage of net assets, as of the first day of each month at the annualized rates as follows:

	Unleveraged, Commodity L/N Unleveraged Series, and Commodity L/S Unleveraged Series
							Total fees
	Brokerage	Management	Organizational		Operating	Selling	and
	fee	fee	fee		expense	expense	commissions

Class A	0.85%	1.50%	N/A	*	0.35%	4.00%	6.70%
Class B	0.85%	0.50%	N/A	*	0.35%	N/A	1.70%
Class C	0.40%	1.00%	N/A		0.35%	4.00%	5.75%
Class D	0.40%	0.50%	N/A		0.35%	N/A	1.25%
Class E	0.15%	0.50%	N/A		0.35%	N/A	1.00%

	Leveraged Series
							Total fees
	Brokerage	Management	Organizational		Operating	Selling	And
	fee	fee	fee		expense	expense	commissions

Class A	1.75%	2.80%	N/A	*	0.35%	4.00%	8.90%
Class B	1.75%	1.30%	N/A	*	0.35%	N/A	3.40%
Class C	0.90%	2.05%	N/A		0.35%	4.00%	7.30%
Class D	0.90%	1.30%	N/A		0.35%	N/A	2.55%
Class E	0.35%	1.30%	N/A		0.35%	N/A	2.00%

*effective January 1, 2010

Each Series pays 0.35% of average net assets for the Trust’s legal, accounting, auditing and other operating expenses and fees. The Trust also pays the cash manager and banking fees directly.

F 49

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

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

The following tables reflect the fair value of each Series derivative financial instruments at December 31, 2012 and 2011:

	2012		2011
Unleveraged Series	Asset	Liability	Asset	Liability
Financial futures	$126,175	$(104,540)	$181,701	$(155,868)
Commodity futures	83,089	(280,315)	186,043	(231,828)
Total	$209,264	$(384,855)	$367,744	$(387,696)

	2012		2011
Leveraged Series	Asset	Liability	Asset	Liability
Financial futures	$198,609	$(163,539)	$492,396	$(424,628)
Commodity futures	132,411	(429,210)	519,130	(624,452)
Total	$331,020	$(592,749)	$1,011,526	$(1,049,080)

	2012		2011
Commodity L/N Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$332,947	$(2,283,216)	$-	$(890,170)
Total	$332,947	$(2,283,216)	$-	$(890,170)

	2012		2011
Commodity L/S Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$427,747	$(1,351,647)	$981,390	$(1,163,569)
Total	$427,747	$(1,351,647)	$981,390	$(1,163,569)

	2012		2011
Trust Total	Asset	Liability	Asset	Liability
Financial futures	$324,784	$(268,079)	$674,097	$(580,496)
Commodity futures	976,194	(4,344,388)	1,686,563	(2,910,019)
Total	$1,300,978	$(4,612,467)	$2,360,660	$(3,490,515)

F 50

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

7. Derivative Financial Instruments (continued)

	2012			2011
Unleveraged Series	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(156,623)	$(4,198)	$(160,821)	$1,325,823	$(69,346)	$1,256,477
Commodity futures	(2,246,582)	(151,441)	(2,398,023)	1,987,645	(1,467,524)	520,121
Total	$(2,403,205)	$(155,639)	$(2,558,844)	$3,313,468	$(1,536,870)	$1,776,598

	2012			2011
Leveraged Series	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(499,276)	$(32,698)	$(531,974)	$3,613,060	$(160,391)	$3,452,669
Commodity futures	(4,586,550)	(191,477)	(4,778,027)	3,888,767	(3,033,406)	855,361
Total	$(5,085,826)	$(224,175)	$(5,310,001)	$7,501,827	$(3,193,797)	$4,308,030

	2012			2011
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Unleveraged Series Commodity futures	$(8,048,223)	$(1,060,099)	$(9,108,322)	$3,022,331	$(6,396,365)	$(3,374,034)
Total	$(8,048,223)	$(1,060,099)	$(9,108,322)	$3,022,331	$(6,396,365)	$(3,374,034)

	2012			2011
Commodity L/S Unleveraged Series	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(12,312,812)	$(741,721)	$(13,054,533)	$2,222,140	$(1,708,403)	$513,737
Total	$(12,312,812)	$(741,721)	$(13,054,533)	$2,222,140	$(1,708,403)	$513,737

	2012			2011
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(655,899)	$(36,896)	$(692,795)	$4,938,883	$(229,737)	$4,709,146
Commodity futures	(27,194,167)	(2,144,738)	(29,338,905)	11,120,883	(12,605,698)	(1,484,815)
Total	$(27,850,066)	$(2,181,634)	$(30,031,700)	$16,059,766	$(12,835,435)	$3,224,331

F 51

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

7. Derivative Financial Instruments (continued)

The following tables reflect the trading activity for derivative financial instruments for the years ended December 31 2012, 2011 and 2010:

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Year ended December 31, 2012	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2010
Unleveraged	2,273	2,263	2,232	2,467	3,056	2,952
Leveraged	4,803	5,249	5,220	5,204	7,288	7,784
Commodity L/N	3,938	3,068	3,710	4,418	1,722	1,095
Commodity L/S	6,421	6,615	4,190	3,345	1,537	1,363
Trust Total	17,435	17,195	15,352	15,434	13,603	13,194

F 52

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

8. Financial Highlights

The following represents the per share operating performance ratios to average investors’ interest and other supplemental information for the year ended December 31, 2012:

	Unleveraged Series				Leveraged Series				Commodity L/N Unleveraged Series		Commodity L/S Unleveraged Series
	Class A shares	Class B shares	Class C shares	Class D shares	Class A shares	Class B shares	Class C shares	Class D shares	Class D shares	Class E* shares	Class D shares

Per share operating performance
Net asset value per share, December 31, 2011	$115.62	$131.53	$115.45	$119.09	$102.17	$122.44	$100.25	$126.50	$107.32	$100.00	$114.33
Income (loss) from investment operations
Net investment (loss)	(2.13)	(1.16)	(1.58)	(1.05)	(2.99)	(1.91)	(2.26)	(1.98)	(0.91)	(0.20)	(0.90)
Net realized and unrealized gain (loss) on investment transactions	(8.08)	(9.24)	(7.60)	(7.87)	(19.30)	(23.32)	18.32)	(23.21)	(9.49)	(6.09)	(24.90)

Total from investment operati	(10.21)	(10.40)	(9.18)	(8.92)	(22.29)	(25.23)	(20.58)	(25.19)	(10.40)	(6.29)	(25.80)

Net asset value per share, December 31, 2012	$105.41	$121.13	$106.27	$110.17	$79.88	$97.21	$79.67	$101.31	$96.92	$93.71	$88.53

Total return	(8.83)%	(7.91)%	(7.95)%	(7.49)%	(21.81)%	(20.61)%	(20.53)%	(19.92)%	(9.69)%	(6.29)%	(22.57)%

Ratio to average net assets
Net investment (loss)	(1.91)%	(0.91)%	(1.37)%	(0.91)%	(3.19)%	(1.69)%	(2.44)%	(1.69)%	(0.86)%	(0.82)%	(0.85)%
Expenses	(1.97)%	(0.97)%	(1.47)%	(0.97)%	(3.23)%	(1.73)%	(2.48)%	(1.73)%	(0.90)%	(0.89)%	(0.88)%

Total return is calculated as the change in the net asset value per share for the year.  The per share operating performance and ratios are computed based upon the weighted-average shares outstanding and weighted-average investors’ interest, respectively, for each class, for the year ended December 31, 2012.  An individual investor’s return may vary from the above based upon the timing of capital transactions.
*Represents the period from the commencement of operations (October 1, 2012) through December 31, 2012. Total return and ratios not annualized.

F 53

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2012

8. Financial Highlights (continued)

The following represents the per share operating performance ratios to average investors’ interest and other supplemental information for the year ended December 31, 2011:

									Commodity	Commodity
									L/N Unleveraged	L/S Unleveraged
	Unleveraged Series				Leveraged Series				Series	Series
	Class A shares	Class B shares	Class C shares	Class D shares	Class A shares	Class B shares	Class C shares	Class D shares	Class D shares	Class D shares

Per share operating performance
Net asset value per share, December 31, 2010	$113.91	$128.31	$112.67	$115.65	$95.00	$112.17	$91.75	$114.91	$112.17	$112.53
Income (loss) from investment operations
Net investment (loss)	(2.21)	(1.20)	(1.62)	(1.08)	(3.14)	(1.99)	(2.34)	(2.04)	(0.98)	(0.95)
Net realized and unrealized gain (loss) on investment transactions	3.92	4.42	4.40	4.52	10.31	12.26	10.84	13.63	(3.87)	2.75

Total from investment operations	1.71	3.22	2.78	3.44	7.17	10.27	8.50	11.59	(4.85)	1.80

Net asset value per share, December 31, 2011	$115.62	$131.53	$115.45	$119.09	$102.17	$122.44	$100.25	$126.50	$107.32	$114.33

Total return	1.50%	2.52%	2.47%	2.98%	7.54%	9.16%	9.27%	10.08%	(4.32)%	1.60%

Ratio to average net assets
Net investment (loss)	(1.93)%	(0.92)%	(1.43)%	(0.91)%	(3.21)%	(1.71)%	(2.46)%	(1.71)%	(0.87)%	(0.82)%
Expenses	(1.97)%	(0.97)%	(1.47)%	(0.96)%	(3.23)%	(1.73)%	(2.48)%	(1.73)%	(0.91)%	(0.85)%

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

December 31, 2012

8. Financial Highlights (continued)

The following represents the per share operating performance ratios to average investors’ interest and other supplemental information for the year ended December 31, 2010:

									Commodity	Commodity
									L/N Unleveraged	L/S Unleveraged
	Unleveraged Series				Leveraged Series				Series	Series
	Class A shares	Class B shares	Class C shares	Class D shares	Class A shares	Class B shares	Class C shares	Class D shares	Class D shares	Class D shares

Per share operating performance
Net asset value per share, December 31, 2009	$113.28	$126.32	$110.99	$113.35	$90.73	$105.53	$86.24	$107.20	$102.00	$108.17
Income (loss) from investment operations
Net investment (loss)	(2.15)	(1.15)	(1.56)	(1.03)	(2.90)	(1.81)	(2.12)	(1.84)	(0.84)	(0.91)
Net realized and unrealized gain (loss) on investment transactions	2.78	3.14	3.24	3.33	7.17	8.45	7.63	9.55	11.01	5.27

Total from investment operations	0.63	1.99	1.68	2.30	4.27	6.64	5.51	7.71	10.17	4.36

Net asset value per share, December 31, 2010	$113.91	$128.31	$112.67	$115.65	$95.00	$112.17	$91.75	$114.91	$112.17	$112.53

Total return	0.56%	1.57%	1.52%	2.03%	4.71%	6.29%	6.39%	7.19%	9.96%	4.03%

Ratio to average net assets
Net investment income (loss)	(1.91)%	(0.91)%	(1.41)%	(0.91)%	(3.21)%	(1.71)%	(2.46)%	(1.71)%	(0.85)%	(0.86)%
Expenses	(1.97)%	(0.97)%	(1.51)%	(1.01)%	(3.27)%	(1.77)%	(2.52)%	(1.77)%	(0.91)%	(0.90)%

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

F 55

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

9.Subsequent Events

From January 1, 2013 through February 26, 2013, the Trust had subscriptions of approximately $2,720,000 for the Unleveraged Series and $90,000 for the Leveraged Series.

The Trust had redemptions of approximately $721,000 and $390,000 for the Unleveraged and Leveraged Series respectively.

F 56

Item 15.	Exhibits, Financial Statement Schedules

(b) Exhibits

Exhibit Number	Item Description

3.1	Restated Certificate of Trust for MLM Index™ Trust, filed 1/14/98 (Filed as Exhibit 3.1 to the Registrant's Form 10 filed April 29, 2002 and incorporated by reference herein.)

3.2	Amended and Restated Declaration of Trust and Trust Agreement of MLM Index™ Fund (Filed as Exhibit 3.2 to the Registrant's Form 10-K and incorporated by reference herein).

3.3
Amendment Nos. 1 to 6 the Amended and Restated Declaration of Trust and Trust Agreement of MLM Index™ Fund (Filed as Exhibit 3.3 to the Registrant's Form 10-K filed March 29, 2007and incorporated by reference herein).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the MLM Index Fund, the MLM Index Unleveraged Series, the MLM Index Leveraged Series, the MLM Commodity L/N Index Unleveraged Series and the MLM Commodity L/S Index Unleveraged Serieshas duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 26, 2013

MLM INDEX™ FUND
MLM INDEX UNLEVERAGED SERIES
MLM INDEX LEVERAGED SERIES
MLM COMMODITY L/N INDEX UNLEVERAGED SERIES
MLM COMMODITY L/S NDEX UNLEVERAGED SERIES

By: /s/ Timothy J. Rudderow Sr.

Timothy J. Rudderow Sr., President
Mount Lucas Management LP
Manager