Form 10-Q
period 2013-03-31
MLM INDEX FUND
filed 2013-05-10
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

Large Accelerated Filer ☐ AcceleratedFiler ☐ Non-Accelerated Filer ☒     Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐	No ☒

MLM Index™ Fund
Index to FORM 10-Q
March 31, 2013

Index

Item 1.	Financial Statements.

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Unleveraged Series

As of March 31, 2013 (Unaudited) and December 31, 2012

ASSETS	March 31, 2013	December 31, 2012

Cash and cash equivalents	$36,398,578	$36,597,519
Due from broker	3,439,316	4,393,610
Net unrealized gain on open futures contracts, at fair value	252,325	─
Interest receivable	12	13

Total assets	$40,090,231	$40,991,142

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$3,724,371	$411,125
Net unrealized loss on open futures contracts, at fair value	─	175,591
Brokerage commissions payable	13,949	14,282
Management fee payable	17,907	18,615
Subscriptions received in advance	1,100,000	1,950,000
Accrued expenses	8,864	7,252

Total liabilities	4,865,091	2,576,865

Investors’ interest	35,225,140	38,414,277

Total liabilities and investors’ interest	$40,090,231	$40,991,142

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Unleveraged Series

March 31, 2013 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	Contracts	(loss)	interest

Futures*

Long futures contracts
Financial	150	$148,337	0.42%
Commodity	66	(29,789)	(0.08)
	216	118,548	0.34

Short futures contracts
Financial	(91)	89,510	0.25
Commodity	(160)	44,267	0.13
	(251)	133,777	0.38

Net unrealized gain on open futures contracts, at fair value		$252,325	0.72%

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Unleveraged Series

For the three months ended March 31, 2013 and 2012 (Unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2013	2012
Investment income
Interest	$8,237	$2,486

Expenses
Brokerage commissions	45,606	45,788
Management fee	55,659	54,438
Operating expenses	46,369	45,681

Total expenses	147,634	145,907

Net investment loss	(139,397)	(143,421)

Realized and unrealized loss on investments
Net realized loss on investments	(958,246)	(495,698)
Net change in unrealized appreciation on investments	433,834	26,323
Net realized and unrealized loss on investments	(524,412)	(469,375)

Net loss	$(663,809)	$(612,796)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

For the three months ended March 31, 2013 (Unaudited)

	Unleveraged Series

	Class A	Class B	Class C	Class D	Total
	Shares	Shares	Shares	Shares	Unleveraged
					Series
Investors’ interest at December 31, 2012	$2,677,401	$3,111,377	$53,171	$32,572,328	$38,414,277
Subscriptions	─	─	─	2,720,000	2,720,000
Redemptions	(722,182)	(1,109,050)	─	(3,414,096)	(5,245,328)
Net loss	(45,428)	(48,672)	(927)	(568,782)	(663,809)
Investors’ interest at March 31, 2013	$1,909,791	$1,953,655	$52,244	$31,309,450	$35,225,140

Shares at December 31, 2012	25,400	25,686	500	295,650
Subscriptions	─	─	─	24,707
Redemptions	(6,916)	(9,273)	─	(31,489)
Shares at March 31, 2013	18,484	16,413	500	288,868
Net asset value per share:
March 31, 2013	$103.32	$119.04	$104.41	$108.39

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Unleveraged Series

For the three months ended March 31, 2013 and 2012 (Unaudited)

	March 31, 2013	March 31, 2012

Cash flows from operating activities
Net loss	$(663,809)	$(612,796)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	954,294	496,100
Increase in net unrealized gain on open futures contracts	(427,916)	(23,218)
Interest receivable	1	(9)
Brokerage commissions payable	(333)	(1,060)
Management fee payable	(708)	938
Accrued expenses	1,612	427

Net cash and cash equivalents used in operating activities	(136,859)	(139,618)

Cash flows from financing activities
Subscriptions received, net of selling commissions	1,870,000	4,085,000
Redemptions paid	(1,932,082)	(2,312,661)

Net cash and cash equivalents (used in) provided by financing activities	(62,082)	1,772,339

Net (decrease) increase in cash and cash equivalents	(198,941)	1,632,721

Cash and cash equivalents at beginning of period	36,597,519	30,453,037

Cash and cash equivalents at end of period	$36,398,578	$32,085,758
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$3,724,371	$83,544
Subscriptions recorded which were received in advance	$1,950,000	$245,000

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Leveraged Series

As of March 31, 2013 (Unaudited) and December 31, 2012

ASSETS	March 31, 2013	December 31, 2012

Cash and cash equivalents	$9,569,466	$14,038,218
Due from broker	6,340,178	7,631,460
Net unrealized gain on open futures contracts, at fair value	277,153	─
Interest receivable	1	5
Other assets	─	1,073

Total assets	$16,186,798	$21,670,756

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$2,752,228	$1,232,370
Net unrealized loss on open futures contracts, at fair value	─	261,729
Brokerage commissions payable	15,000	19,889
Management fee payable	19,830	25,922
Subscriptions received in advance	─	90,000
Accrued expenses	4,151	2,741

Total liabilities	2,791,209	1,632,651

Investors’ interest	13,395,589	20,038,105

Total liabilities and investors’ interest	$16,186,798	$21,670,756

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Leveraged Series

March 31, 2013 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Financial	127	$156,094	1.17%
Commodity	60	(21,198)	(0.16)
	187	134,896	1.01

Short futures contracts
Financial	(78)	94,809	0.71
Commodity	(136)	47,448	0.35
	(214)	142,257	1.06

Net unrealized gain on open futures contracts, at fair value		$277,153	2.07%

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Leveraged Series

For the three months ended March 31, 2013 and 2012 (Unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2013	2012
Investment income
Interest	$2,476	$1,303

Expenses
Brokerage commissions	55,775	95,932
Management fee	67,380	113,741
Operating expenses	21,437	35,149

Total expenses	144,592	244,822

Net investment loss	(142,116)	(243,519)

Realized and unrealized loss on investments
Net realized loss on investments	(1,295,796)	(1,278,600)
Net change in unrealized appreciation on investments	547,108	65,978
Net realized and unrealized loss on investments	(748,688)	(1,212,622)

Net loss	$(890,804)	$(1,456,141)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the three months ended March 31, 2013 (Unaudited)

	Class A	Class B	Class C	Class D	Total
	Shares	Shares	Shares	Shares	Leveraged
					Series
Investors’ interest at December 31, 2012	$1,823,994	$5,070,580	$1,075	$13,142,456	$20,038,105
Subscriptions	─	90,000	─	─	90,000
Redemptions	─	(1,536,425)	─	(4,305,287)	(5,841,712)
Net loss	(92,250)	(225,381)	(50)	(573,123)	(890,804)
Investors’ interest at March 31, 2013	$1,731,744	$3,398,774	$1,025	$8,264,046	$13,395,589

Shares at December 31, 2012	22,834	52,162	14	129,732
Subscriptions	─	926	─	─
Redemptions	─	(16,402)	─	(44,322)
Shares at March 31, 2013	22,834	36,686	14	85,410
Net asset value per share:
March 31, 2013	$75.84	$92.65	$75.95	$96.76

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the three months ended March 31, 2012 (Unaudited)

	Class A	Class B	Class C	Class D	Total
	Shares	Shares	Shares	Shares	Leveraged
					Series
Investors’ interest at December 31, 2011	$2,667,739	$8,842,625	$1,353	$20,998,976	$32,510,693
Subscriptions	─	─	─	─	─
Redemptions	(103,524)	(229,147)	─	(972,426)	(1,305,097)
Transfers	(16)	2,497	─	9	2,490
Net loss	(132,746)	(403,634)	(62)	(919,699)	(1,456,141)
Investors’ interest at March 31, 2012	$2,431,453	$8,212,341	$1,291	$19,106,860	$29,751,945

Shares at December 31, 2011	26,110	72,219	14	165,999
Subscriptions	─	─	─	─
Redemptions	(1,066)	(1,924)	─	(7,994)
Transfers	─	20	─	─
Shares at March 31, 2012	25,044	70,315	14	158,005
Net asset value per share:
March 31, 2012	$97.08	$116.79	$95.65	$120.93

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Leveraged Series

For the three months ended March 31, 2013 and 2012 (Unaudited)

	March 31, 2013	March 31, 2012

Cash flows from operating activities
Net loss	$(890,804)		$(1,456,141)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	1,291,282		1,279,496
Increase in net unrealized gain on open futures contracts	(538,882)		(57,338)
Interest receivable	4		1
Other assets	1,073		(1,196)
Brokerage commissions payable	(4,889)		(1,471)
Management fee payable	(6,092)		(1,890)
Accrued expenses	1,410		(302)

Net cash and cash equivalents used in operating activities	(146,898)		(238,841)

Cash flows from financing activities
Subscriptions received, net of selling commissions	─		2,490
Redemptions paid	(4,321,854)		(641,652)

Net cash and cash equivalents used in financing activities	(4,321,854)		(639,162)

Net decrease in cash and cash equivalents	(4,468,752)		(878,003)

Cash and cash equivalents at beginning of period	14,038,218		16,133,233

Cash and cash equivalents at end of period	$9,569,466		$15,255,230
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$2,752,228		$830,829
Subscriptions recorded which were received in advance	$90,000	$	─

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/N Index Unleveraged Series

As of March 31, 2013 (Unaudited) and December 31, 2012

ASSETS	March 31, 2013	December 31, 2012

Cash and cash equivalents	$100,632,222	$100,936,268
Due from broker	6,438,686	10,366,771
Interest receivable	47	50

Total assets	$107,070,955	$111,303,089

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	$331,596	$1,950,269
Brokerage commissions payable	26,228	27,512
Management fee payable	44,622	46,682
Accrued expenses	19,384	10,564

Total liabilities	421,830	2,035,027

Investors’ interest	106,649,125	109,268,062

Total liabilities and investors’ interest	$107,070,955	$111,303,089

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N Index Unleveraged Series

March 31, 2013 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Commodity	715	$(331,596)	(0.31)%

Net unrealized loss on open futures contracts, at fair value		$(331,596)	(0.31)%

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Commodity L/N Unleveraged Series

For the three months ended March 31, 2013 and 2012 (Unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2013	2012
Investment income
Interest	$23,400	$3,855

Expenses
Brokerage commissions	85,582	79,100
Management fee	136,180	98,875
Operating expenses	116,367	80,072

Total expenses	338,129	258,047

Net investment loss	(314,729)	(254,192)

Realized and unrealized (loss) gain on investments
Net realized (loss) gain on investments	(3,918,025)	367,044
Net change in unrealized depreciation on investments	1,613,817	1,026,822
Net realized and unrealized (loss) gain on investments	(2,304,208)	1,393,866

Net (loss) income	$(2,618,937)	$1,139,674

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

For the three months ended March 31, 2013 (Unaudited)

	Class D	Class E	Total
	Shares	Shares	Leveraged
			Series
Investors’ interest at December 31, 2011	$71,782,634	$37,485,428	$109,268,062
Subscriptions	─	─	─
Redemptions	─	─	─
Transfers	─	─	─
Net loss	(1,735,634)	(883,303)	(2,618,937)
Investors’ interest at March 31, 2012	$70,047,000	$36,602,125	$106,649,125

Shares at December 31, 2011	740,605	400,000
Subscriptions	─	─
Redemptions	─	─
Transfers	─	─
Shares at March 31, 2012	740,605	400,000
Net asset value per share:
March 31, 2012	$94.58	$91.51

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

For the three months ended March 31, 2012 (Unaudited)

Total
Commodity L/N
Unleveraged Series Class D
Investors’ interest at December 31, 2011	$78,033,330
Subscriptions	400,000
Redemptions	─
Transfers	─
Net income	1,139,674
Investors’ interest at March 31, 2012	79,573,004

Shares at December 31, 2011	727,111
Subscriptions	3,632
Redemptions	─
Transfers	─
Shares at March 31, 2012	730,743
Net asset value per share:
March 31, 2012	$108.89

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/N Index Unleveraged Series

For the three months ended March 31, 2013 and 2012 (Unaudited)

	March 31, 2013	March 31, 2012

Cash flows from operating activities
Net (loss) income	$(2,618,937)	$1,139,674
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	3,928,085	(364,590)
Increase in net unrealized loss on open futures contracts	(1,618,673)	(1,025,610)
Interest receivable	3	6
Brokerage commissions payable	(1,284)	1,549
Management fee payable	(2,060)	169
Accrued expenses	8,820	373

Net cash and cash equivalents used in operating activities	(304,046)	(248,429)

Cash flows from financing activities
Subscriptions received, net of selling commissions	─	400,000

Net cash and cash equivalents provided by financing activities	─	400,000

Net (decrease) increase in cash and cash equivalents	(304,046)	151,571

Cash and cash equivalents at beginning of period	100,936,268	72,318,757

Cash and cash equivalents at end of period	$100,632,222	$72,470,328

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/S Index Unleveraged Series

As of March 31, 2013 (Unaudited) and December 31, 2012

ASSETS	March 31, 2013		December 31, 2012

Cash and cash equivalents		$52,102,129	$43,740,617
Due from broker		4,388,913	4,160,450
Net unrealized gain on open futures contracts, at fair value		112,303	─
Interest receivable		102	24

Total assets		$56,603,447	$47,901,091

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	$	─	$923,900
Redemptions payable		19,038,470	─
Brokerage commissions payable		14,944	14,978
Management fee payable		23,768	20,132
Subscriptions received in advance		300,000	─
Accrued expenses		8,654	4,445

Total liabilities		19,385,836	963,455

Investors’ interest		37,217,611	46,937,636

Total liabilities and investors’ interest		$56,603,447	$47,901,091

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

March 31, 2013 (Unaudited)

		Unrealized	Percentage of
	Number of	(loss)	investors’
Description	contracts	gain	interest

Futures*

Long futures contracts
Commodity	253	$(55,039)	(0.15)%

Short futures contracts
Commodity	(507)	167,342	0.45

Net unrealized gain on open futures contracts, at fair value		$112,303	0.30%

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM Commodity L/S Index Unleveraged Series

For the three and three months ended March 31, 2013 and 2012 (Unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2013	2012
Investment income
Interest	$10,134	$1,760

Expenses
Brokerage commissions	50,335	50,815
Management fee	62,919	63,518
Operating expenses	53,218	48,593

Total expenses	166,472	162,926

Net investment loss	(156,338)	(161,166)

Realized and unrealized (loss) gain on investments
Net realized loss on investments	(2,759,221)	(839,091)
Net change in unrealized appreciation on investments	1,034,004	1,323,964
Net realized and unrealized (loss) gain on investments	(1,725,217)	484,873

Net (loss) income	$(1,881,555)	$323,707

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDSENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

For the three months ended March 31, 2013 (Unaudited)

Total
Commodity L/S
Unleveraged Series
Investors’ interest at December 31, 2012	$46,937,636
Subscriptions	11,200,000
Redemptions	(19,038,470)
Transfers	─
Net loss	(1,881,555)
Investors’ interest at March 31, 2013	$37,217,611

Shares at December 31, 2012	530,192
Subscriptions	129,531
Redemptions	(223,267)
Transfers	─
Shares at March 31, 2013	436,456
Net asset value per share:
March 31, 2013	$85.27

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

For the three months ended March 31, 2012 (Unaudited)

Total
Commodity L/S
Unleveraged Series
Investors’ interest at December 31, 2011	$45,873,081
Subscriptions	5,000,000
Redemptions	(511,710)
Transfers	─
Net income	323,707
Investors’ interest at March 31, 2012	$50,685,078

Shares at December 31, 2011	401,233
Subscriptions	43,733
Redemptions	(4,447)
Transfers	─
Shares at March 31, 2012	440,519
Net asset value per share:
March 31, 2012	115.06

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/S Index Unleveraged Series

For the three months ended March 31, 2013 and 2012 (Unaudited)

	March 31, 2013	March 31, 2012

Cash flows from operating activities
Net (loss) income	$(1,881,555)	$323,707
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(228,463)	850,433
Increase in net unrealized gain on open futures contracts	(1,036,203)	(1,323,875)
Interest receivable	(78)	(32)
Brokerage commissions payable	(34)	19
Management fee payable	3,636	1,306
Accrued expenses	4,209	445

Net cash and cash equivalents used in operating activities	(3,138,488)	(147,997)

Cash flows from financing activities
Subscriptions received, net of selling commissions	11,500,000	─

Net cash and cash equivalents provided by financing activities	11,500,000	─

Net increase (decrease) in cash and cash equivalents	8,361,512	(147,997)

Cash and cash equivalents at beginning of period	43,740,617	45,452,407

Cash and cash equivalents at end of period	$52,102,129	$45,304,410
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$19,038,470	$511,710
Subscriptions recorded which were received in advance	$-	$5,000,000

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

Trust Total

As of March 31, 2013 (Unaudited) and December 31, 2012

ASSETS	March 31, 2013	December 31, 2012

Cash and cash equivalents	$198,702,395	$195,312,622
Due from broker	20,607,093	26,552,291
Net unrealized gain on open futures contracts, at fair value	641,781	─
Interest receivable	162	92
Other assets	─	1,073

Total assets	$219,951,431	$221,866,078

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$25,515,069	$1,643,495
Net unrealized loss on open futures contracts, at fair value	331,596	3,311,489
Brokerage commissions payable	70,121	76,661
Management fee payable	106,127	111,351
Subscriptions received in advance	1,400,000	2,040,000
Accrued expenses	41,053	25,002

Total liabilities	27,463,966	7,207,998

Investors’ interest	192,487,465	214,658,080

Total liabilities and investors’ interest	$219,951,431	$221,866,078

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

March 31, 2013 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Financial	277	$304,431	0.16%
Commodity	1,094	(437,622)	(0.23)
	1,371	(133,191)	(0.07)

Short futures contracts
Financial	(169)	184,319	0.10
Commodity	(803)	259,057	0.13
	(972)	443,376	0.23

Net unrealized gain on open futures contracts, at fair value		$310,185	0.16%

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Trust Total

For the three months ended March 31, 2013 and 2012 (Unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2013	2012
Investment income
Interest	$44,247	$9,404

Expenses
Brokerage commissions	237,298	271,635
Management fee	322,138	330,572
Operating expenses	237,391	209,495

Total expenses	796,827	811,702

Net investment loss	(752,580)	(802,298)

Realized and unrealized (loss) gain on investments
Net realized loss on investments	(8,931,288)	(2,246,345)
Net change in unrealized appreciation on investments	3,628,763	2,443,087
Net realized and unrealized (loss) gain on investments	(5,302,525)	196,742

Net loss	$(6,055,105)	$(605,556)

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

Trust Total

For the three months ended March 31, 2013 (Unaudited)

Total
investor interest
($100 par value per share)
Investors’ interest at December 31, 2012	$214,658,080
Subscriptions	14,010,000
Redemptions	(30,125,510)
Transfers	─
Net loss	(6,055,105)
Investors’ interest at March 31, 2013	$192,487,465

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Trust Total

For the three months ended March 31, 2013 and 2012 (Unaudited)

	March 31, 2013	March 31, 2012

Cash flows from operating activities
Net loss	$(6,055,105)	$(605,556)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	5,945,198	2,261,439
Increase in net unrealized gain on open futures contracts	(3,621,674)	(2,430,041)
Interest receivable	(70)	(34)
Other assets	1,073	(1,196)
Brokerage commissions payable	(6,540)	(963)
Management fee payable	(5,224)	523
Accrued expenses	16,051	943

Net cash and cash equivalents used in operating activities	(3,726,291)	(774,885)

Cash flows from financing activities
Subscriptions received, net of selling commissions	13,370,000	4,487,943
Redemptions paid	(6,253,936)	(2,954,766)

Net cash and cash equivalents provided by financing activities	7,116,064	1,533,177

Net increase in cash and cash equivalents	3,389,773	758,292

Cash and cash equivalents at beginning of period	195,312,622	164,357,434

Cash and cash equivalents at end of period	$198,702,395	$165,115,726
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$25,515,069	$1,426,083
Subscriptions recorded which were received in advance	$2,040,000	$5,245,000

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
March 31, 2013

The following discussion of the notes to financial statements is applicable to both the MLM Index Fund and each of its active Series (the MLM Index™ Unleveraged Series, the MLM Index™ Leveraged Series, the MLM Commodity L/N Index Unleveraged Series and the MLM Commodity L/S Index Unleveraged Series).

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

At March 31, 2013, the MLM Index™ Fund is comprised of four series: the MLM Index™ Unleveraged Series (“Unleveraged Series”), the MLM Index™ Leveraged Series (“Leveraged Series”), the MLM Commodity L/N Index Unleveraged Series (“Commodity L/N” or “Commodity L/N Unleveraged Series”) and the MLM Commodity L/S Index Unleveraged Series (“Commodity L/S” or “Commodity L/S Unleveraged Series”).  MLM Index™ Fund and its series are collectively referred to herein as the “Trust”.

Mount Lucas Management LP (the “Manager”) is the Manager for the Trust and its Series.  The Manager is a registered investment advisor under the Investment Advisers Act of 1940, is registered as a commodity pool operator and a commodity trading advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Trust is comprised of four active series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the MLM Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage (collectively, the “Series”).The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP).  The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted.  In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial positions of the Trust and each Series as of March 31, 2013 and the results of its operations for the three months ended March 31, 2013 and 2012.  The operating results for these interim periods may not be indicative of the results expected for a full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2013

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

Each Series' trading activities utilize one broker located in the United States. Due from broker represents cash balances held, and amounts receivable or payable for transactions not settled at March 31, 2013 and December 31, 2012.

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
March 31, 2013

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

As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2013 and December 31, 2012, all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

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

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2013

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

March 31, 2013	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Institutional Treasury Money Market Fund	$1,925,000	$8,000	$5,532,000	$11,164,000	$18,629,000
U.S. Government Agency Securities	34,438,542	9,549,745	95,060,764	40,913,110	179,962,161
Cash	33,383	10,562	37,990	23,505	105,440
Cash in Checking Account	1,653	1,159	1,468	1,514	5,794
Total	$36,398,578	$9,569,466	$100,632,222	$52,102,129	$198,702,395

December 31, 2012	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Institutional Treasury Money Market Fund	$2,131,000	$106,000	$5,854,000	$2,810,000	$10,901,000
U.S. Government Agency Securities	34,448,123	13,909,442	95,046,037	40,898,280	184,301,882
Cash	16,612	21,661	34,297	30,459	103,029
Cash in Checking Account	1,784	1,115	1,934	1,878	6,711
Total	$36,597,519	$14,038,218	$100,936,268	$43,740,617	$195,312,622

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2013

4. Investors’ Interest

The Trust is comprised of four active series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage (collectively, the “Series”).  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.  Class A, Class B, Class C, Class D and Class E shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager. As of March 31, 2013, the Commodity L/N Leveraged Series and the Commodity L/S Leveraged Series have not commenced trading and have no assets. In addition, as of March 31, 2013, the Commodity L/N Unleveraged Series and the Commodity L/S Unleveraged Series have never had any investors in classes A, B or C.  Furthermore, as of March 31, 2013, the Unleveraged Series, Leverage Series and the Commodity L/S Unleveraged Series have never had any investors in class E.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account.

The Class A and Class C shares are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

5. Margin Requirements

The Trust had margin requirements as follows at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Unleveraged Series	$835,212	$870,317
Leveraged Series	701,503	1,318,779
Leveraged Series Commodity L/N Series	2,020,350	3,720,401
Unleveraged Series Commodity L/S Series	1,417,346	2,117,698
Total	$4,974,411	$8,027,195

Each Series' margins requirements were satisfied by net unrealized profits and cash at the broker.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2013

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

*effective January 1, 2010

Each Series pays 0.35% of average net assets to the Manager for the Trust’s legal, accounting, auditing and other operating expenses and fees. The Trust also pays the cash manager and banking fees directly.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2013

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

The following tables reflect the fair value of each Series derivative financial instruments at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
Unleveraged Series	Asset	Liability	Asset	Liability
Financial futures	$324,822	$(86,975)	$126,175	$(104,540)
Commodity futures	118,083	(103,605)	83,089	(280,315)
Total	$442,905	$(190,580)	$209,264	$(384,855)

	March 31, 2013		December 31, 2012
Leveraged Series	Asset	Liability	Asset	Liability
Financial futures	$344,528	$(93,625)	$198,609	$(163,539)
Commodity futures	122,284	(96,034)	132,411	(429,210)
Total	$466,812	$(189,659)	$331,020	$(592,749)

	March 31, 2013		December 31, 2012
Commodity L/N Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$83,810	$(415,406)	$332,947	$(2,283,216)
Total	$83,810	$(415,406)	$332,947	$(2,283,216)

	March 31, 2013		December 31, 2012
Commodity L/S Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$447,310	$(335,007)	$427,747	$(1,351,647)
Total	$447,310	$(335,007)	$427,747	$(1,351,647)

	March 31, 2013		December 31, 2012
Trust Total	Asset	Liability	Asset	Liability
Financial futures	$669,350	$(180,600)	$324,784	$(268,079)
Commodity futures	771,487	(950,052)	976,194	(4,344,388)
Total	$1,440,837	$(1,130,652)	$1,300,978	$(4,612,467)

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2013

7. Derivative Financial Instruments (continued)

The following tables reflect the realized and unrealized gains (losses) from derivative financial instruments for the three months ended March 31, 2013 and 2012.  (Included in the unrealized gain (loss) amounts on the Condensed Statement of Operations for March 31, 2013 and March 31, 2012, are unrealized gains (losses) from U.S. Government Agency Securities and unrealized gains (losses) from currency positions.):

	Three months ended March 31, 2013			Three months ended March 31, 2012
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(411,356)	$216,212	$(195,144)	$(324,650)	$(232,012)	$(556,662)
Commodity futures	(546,890)	211,704	(335,186)	(171,048)	255,230	84,182
Total	$(958,246)	$427,916	$(530,330)	$(495,698)	$23,218	$(472,480)

	Three months ended March 31, 2013			Three months ended March 31, 2012
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(507,991)	$215,833	$(292,158)	$(896,043)	$(546,493)	$(1,442,536)
Commodity futures	(787,805)	323,049	(464,756)	(382,557)	603,831	221,274
Total	$(1,295,796)	$538,882	$(756,914)	$(1,278,600)	$57,338	$(1,221,262)

	Three months ended March 31, 2013			Three months ended March 31, 2012
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(3,918,025)	$1,618,673	$(2,299,352)	$367,044	$1,025,610	$1,392,654
Total	$(3,918,025)	$1,618,673	$(2,299,352)	$367,044	$1,025,610	$1,392,654

	Three months ended March 31, 2013			Three months ended March 31, 2012
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(2,759,221)	$1,036,203	$(1,723,018)	$(839,091)	$1,323,875	$484,784
Total	$(2,759,221)	$1,036,203	$(1,723,018)	$(839,091)	$1,323,875	$484,784

	Three months ended March 31, 2013			Three months ended March 31, 2012
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(919,347)	$432,045	$(487,302)	$(1,220,693)	$(778,505)	$(1,999,198)
Commodity futures	(8,011,941)	3,189,629	(4,822,312)	(1,025,652)	3,208,546	2,182,894
Total	$(8,931,288)	$3,621,674	$(5,309,614)	$(2,246,345)	$2,430,041	$183,696

The following tables reflect the trading activity for derivative financial instruments for the three months ended March 31, 2013 and 2012:

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Three months ending March 31, 2013	Three months ending March 31, 2013	Three months ending March 31, 2012	Three months ending March 31, 2012
Unleveraged	718	636	544	543
Leveraged	905	1,087	1,360	1,531
Commodity L/N	1,371	1,571	921	389
Commodity L/S	1,795	1,932	1,789	1,734
Trust Total	4,789	5,226	4,614	4,197

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2013

8. Financial Highlights

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the three months ended March 31, 2013:

	Unleveraged Series				Leveraged Series				Commodity L/N Unleveraged Series		Commodity L/S Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class E Shares	Class D Shares
Per share operating performance:
Net asset value per share at December 31, 2012	$105.41	$121.13	$106.27	$110.17	$79.88	$97.21	$79.67	$101.31	$96.92	$93.71	$88.53
Income from investment operations:
Net investment expense	(0.49)	(0.27)	(0.37)	(0.24)	(0.63)	(0.41)	(0.48)	(0.43)	(0.20)	(0.20)	(0.19)
Net realized and unrealized loss on investment transactions	(1.60)	(1.82)	(1.49)	(1.54)	(3.41)	(4.15)	(3.24)	(4.12)	(2.14)	(2.00)	(3.07)
Total from investment operations	(2.09)	(2.09)	(1.86)	(1.78)	(4.04)	(4.56)	(3.72)	(4.55)	(2.34)	(2.20)	(3.26)
Net asset value per share at March 31, 2013	$103.32	$119.04	$104.41	$108.39	$75.84	$92.65	$75.95	$96.76	$94.58	$91.51	$85.27

Total Return:	(1.98)%	(1.73)%	(1.75)%	(1.62)%	(5.06)%	(4.69)%	(4.67)%	(4.49)%	(2.41)%	(2.35)%	(3.68)%

Ratio to Average Investors’ Interest:
Net investment expense	(0.54)%	(0.28)%	(0.35)%	(0.19)%	(0.82)%	(0.54)%	(0.63)%	(0.56)%	(0.20)%	(0.15)%	(0.26)%
Expenses	(0.56)%	(0.31)%	(0.37)%	(0.20)%	(0.84)%	(0.55)%	(0.64)%	(0.58)%	(0.23)%	(0.17)%	(0.29)%

Total return is calculated as the change in the net asset value per share for the three months ended March 31, 2013.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the three months ended March 31, 2013.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2013

8. Financial Highlights (continued)

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the three months ended March 31, 2012:

	Unleveraged Series				Leveraged Series				Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class D Shares
Per share operating performance:
Net asset value per share at December 31, 2011	$115.62	$131.53	$115.45	$119.09	$102.17	$122.44	$100.25	$126.50	$107.32	$114.33
Income from investment operations:
Net investment expense	(0.57)	(0.32)	(0.42)	(0.29)	(0.81)	(0.52)	(0.61)	(0.54)	(0.24)	(0.25)
Net realized and unrealized gain (loss) on investment transactions	(1.70)	(1.94)	(1.58)	(1.62)	(4.28)	(5.13)	(3.99)	(5.03)	1.81	0.98
Total from investment operations	(2.27)	(2.26)	(2.00)	(1.91)	(5.09)	(5.65)	(4.60)	(5.57)	1.57	0.73
Net asset value per share at March 31, 2012	$113.35	$129.27	$113.45	$117.18	$97.08	$116.79	$95.65	$120.93	$108.89	$115.06

Total Return:	(1.96)%	(1.72)%	(1.73)%	(1.60)%	(4.98)%	(4.61)%	(4.59)%	(4.41)%	1.47%	0.64%

Ratio to Average Investors’ Interest:
Net investment expense	(0.50)%	(0.25)%	(0.37)%	(0.23)%	(0.86)%	(0.45)%	(0.63)%	(0.46)%	(0.22)%	(0.19)%
Expenses	(0.51)%	(0.25)%	(0.38)%	(0.24)%	(0.86)%	(0.45)%	(0.64)%	(0.46)%	(0.23)%	(0.19)%

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

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2013

9. Subsequent Events

From April 1, 2013 through May 10, 2013, the Trust had subscriptions of approximately $11,000,000 and $24,038,470 for the Unleveraged Series, Commodity L/N Unleveraged Series respectively.  There were no subscriptions for the Leveraged Series or the Commodity L/S Series.

The Trust had redemptions of approximately $470,923 and $1,521,868 for the Unleveraged and Leveraged Series respectively.  There were no redemptions for the Commodity L/N Unleveraged Series or Commodity L/S Unleveraged Series.

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

Currently the Trust has four active series of interests: the Unleveraged Series, the Leveraged Series, the Commodity L/N Unleveraged Series (or “Commodity L/N Series”) and the Commodity L/S Unleveraged Series (or “Commodity L/S Series”). The Unleveraged Series attempts to replicate the MLM Index™ without any leverage, while the Leveraged Series trades the Trading Program at three times leverage. Leverage is the ability to control large dollar amounts of a commodity with a comparatively small amount of capital. The Leveraged Series purchases or sells $3 fair value of contracts for every $1 invested in the Series. The Commodity L/S Unleveraged Series and Commodity L/N Unleveraged Series attempt to replicate the MLM Commodity Long/Short Index and MLM Commodity Long/Neutral Index respectively, without leverage.

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

Index

Liquidity

The majority of each Series' assets are held in liquid short-term interest rate instruments. Each Series takes substantial exposure in futures markets, which requires relatively small deposits, called margin, to hold the positions. As of March 31, 2013, increases (decreases) in cash and cash equivalents amounted to approximately ($0.20m), ($4.47m), ($0.30m) and $8.36m for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively.  As at March 31, 2013, increases (decreases) in due from broker amounted to approximately $0.95m, $1.29m, $3.93m and $(0.23m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. Net cash used in operations amounted to approximately $(0.14m), $(0.15m), $(0.30m) and $(3.14m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. For the period ended March 31, 2013 the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series generated net (loss) from operations of $(0.66m), $(0.89m), $(2.62m) and $(1.88m), respectively. In general, each unleveraged Series will have about 5% of its assets on deposit with brokers as margin and each leveraged Series will have about 15% of its assets on deposit with brokers as margin, with the balance held in custodial accounts with a major financial institution.

A holder of interests in a Series may liquidate that holding at the end of any month at the net asset value of the interests, upon 10 days written notice to the Manager. While the Manager generally must honor all requests for redemption if presented in proper form, the Manager may suspend temporarily any redemption if the effect of such redemption, either alone or in conjunction with other redemptions, would impair the relevant Series' ability to operate if the impairment would be caused by a third party other than the Manager. Further, the right to obtain a redemption is contingent upon the relevant Series having property sufficient to discharge its liabilities on the date of redemption. Under certain circumstances, the Manager may find it advisable to establish a reserve for contingent liabilities. In such event, the amount receivable by a redeeming holder of interests will be reduced by his proportionate share of the reserve. There is no secondary market for interests in the Trust, and none is anticipated. There are restrictions for transfer of interests.

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

The MLM Index™ and its subsets are not designed to predict which market will exhibit positive performance in any given year.  The Manager does not select the constituent markets based on expectations of future performance.  The MLM Index™ and its subsets are designed to represent participation in a diverse basket of futures contracts using a trend-following algorithm.  The MLM Index™ and its subsets are a diversified Index producing different levels of return in the various sectors from year to year.

Each Series incurs various kinds of credit risk in its operations. In order to facilitate the trading of a Series, assets must be placed with Futures Commission Merchants. Management of the Trust deals only with established registered firms, and monitors their financial condition on an ongoing basis. In addition, if a Series were to enter into over the counter transactions, additional counterparty risk would be incurred. There were no OTC transactions during the three months ended March 31, 2013 in any Series.

Results of Operations

Results of Operations

At March 31, 2013 and December 31, 2012, the Series of the Trust had assets as follows:

Trust Series	March 31, 2013	December 31, 2012
Unleveraged Series	$40,090,231	$40,991,142
Leveraged Series	$16,186,798	$21,670,756
Commodity L/N Unleveraged Series	$107,070,955	$111,303,089
Commodity L/S Unleveraged Series	$56,603,447	$47,901,091
Total	$219,951,431	$221,866,078

At March 31, 2013 and December 31, 2012, the Series of the Trust had liabilities as follows:

Trust Series	March 31, 2013	December 31, 2012
Unleveraged Series	$4,865,091	$2,576,865
Leveraged Series	$2,791,209	$1,632,651
Commodity L/N Unleveraged Series	$421,830	$2,035,027
Commodity L/S Unleveraged Series	$19,385,836	$963,455
Total	$27,463,966	$7,207,998

Net (loss) income from operations for the Series of the Trust for the three months ended March 31, 2013 and for the three months ended March 31, 2012 was as follows:

Trust Series	March 31, 2013	March 31, 2012
Unleveraged Series	$(663,809)	$(612,796)
Leveraged Series	$(890,804)	$(1,456,141)
Commodity L/N Unleveraged Series	$(2,618,937)	$1,139,674
Commodity L/S Unleveraged Series	$(1,881,555)	$323,707
Total	$(6,055,105)	$(605,556)

Index

The Trust’s net (loss) income is directly related to the performance of the MLM Index™, which the Trust is designed to replicate.    For the three months ended March 31, 2013, MLM Index™ performance and its subsets were (-1.28%), (2.04%) and (3.30%) for the MLM Index, MLM Commodity Index L/N and the MLM Commodity Index L/S respectively.  Performance was (1.20%), +1.85% and +1.08% respectively for the same period ended March 31, 2012.  A Series' performance may be negative in years when the MLM Index™ is positive or have greater losses when the MLM Index™ is negative due to the timing of subscriptions and redemptions, and the fees charged. Since inception of the Trust, the correlation of monthly results between each Series and the MLM Index™ and its subsets adjusted for fees is 0.99.

The following table represents the performance by class for the MLM Index™ Fund for the three months ended March 31, 2013 and March 31, 2012.

March 31, 2013

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class E	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	(1.98)%	(1.73)%	(1.75)%	(1.62)%	(5.06)%	(4.69)%	(4.67)%	(4.49)%	(2.41)%	(2.35)%	(3.68)%

March 31, 2012

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series	Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	(1.96)%	(1.72)%	(1.73)%	(1.60)%	(4.98)%	(4.61)%	(4.59)%	(4.41)%	1.47%	0.64%

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

2.
For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability.  It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  For daily returns, this estimate is a loss of 1.40%.  For monthly returns the estimate is a loss of 9.95%.

3.
To ascertain a dollar loss amount for each Series, the assets of the Series as of March 31, 2013 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets.  Based on the asset levels as of March 31, 2013, the manager estimates that the amount each Series of the Trust could expect to lose as follows in any given day and in any given month.

Trust Series	Any Given Day	Any Given Month
Unleveraged Series	$325,032	$2,458,934
Leveraged Series	$393,703	$2,978,451
Commodity L/N Unleveraged Series	$1,547,443	$11,813,406
Commodity L/S Unleveraged Series	$1,257,021	$7,861,370

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

Index

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). We have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on such evaluation we have concluded these disclosure controls are effective as of March 31, 2013.

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

Item 1a.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class E	Class D
Jan-13 Subscriptions	$-	$-	$-	$1,950,000	$-	$90,000	$-	$-	$-	$-	$-
Subscriptions Units	-	-	-	17,700	-	926	-	-	-	-	-
# of Purchasers	-	-	-	2	-	1	-	-	-	-	-
Unit Price	$105.41	$121.13	$106.27	$110.17	$79.88	$97.21	$79.67	$101.31	$96.92	$93.71	$88.53

Feb-13 Subscriptions	$-	$-	$-	$770,000	$-	$-	$-	$-	$-	$-	$-
Subscriptions Units	-	-	-	7,007	-	-	-	-	-	-	-
# of Purchasers	-	-	-	2	-	-	-	-	-	-	-
Unit Price	$105.01	$120.77	$105.94	$109.88	$79.20	$96.50	$79.10	$100.64	$97.98	$94.76	$88.69

Mar-13 Subscriptions	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$11,200,000
Subscriptions Units	-	-	-	-	-	-	-	-	-	-	129,531
# of Purchasers	-	-	-	-	-	-	-	-	-	-	2
Unit Price	$103.72	$119.40	$104.74	$108.67	$76.50	$93.33	$76.50	$97.40	$94.98	$91.87	$86.47

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By: Mount Lucas Management LP
Its: Manager

By: /s/ Timothy J. Rudderow, Sr
Timothy J. Rudderow,Sr
President

Date: May 10, 2013