Form 10-Q
period 2013-06-30
MLM INDEX FUND
filed 2013-08-13
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

MLM Index™ Fund
Index to FORM 10-Q
June 30, 2013
PART I – FINANCIAL INFORMATION
		Page
		Number
Item 1	Unaudited Condensed Financial Statements:
MLM Index™ Unleveraged Series		4-10
MLM Index™ Leveraged Series		11-17
MLM Commodity L/N Unleveraged Series		18-24
MLM Commodity L/S Unleveraged Series		25-31
Total Trust		32-38
Notes to Unaudited Condensed Financial Statements		39-51
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52-56
Item 3	Quantitative and Qualitative Disclosures of Market Risk	56-58
Item 4	Controls and Procedures	58-59

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	60
Item 1A	Risk Factors	60
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3	Defaults Upon Senior Securities	60
Item 4	Mine Safety Disclosures	60
Item 5	Other Information	60
Item 6	Exhibits	61

Index
Item 1.	Financial Statements.

MLM INDEX™ FUND
CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Unleveraged Series

As of June 30, 2013 (Unaudited) and December 31, 2012

ASSETS	June 30, 2013	December 31, 2012

Cash and cash equivalents	$42,539,137	$36,597,519
Due from broker	3,036,655	4,393,610
Net unrealized gain on open futures contracts, at fair value	271,313	─
Interest receivable	63	13

Total assets	$45,847,168	$40,991,142

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$282,657	$411,125
Net unrealized loss on open futures contracts, at fair value	─	175,591
Brokerage commissions payable	14,649	14,282
Management fee payable	20,618	18,615
Subscriptions received in advance	─	1,950,000
Accrued expenses	15,629	7,252

Total liabilities	333,553	2,576,865

Investors’ interest	45,513,615	38,414,277

Total liabilities and investors’ interest	$45,847,168	$40,991,142

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Unleveraged Series

June 30, 2013 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	Contracts	(loss)	interest

Futures*

Long futures contracts
Financial	78	$(219,766)	(0.48)%
Commodity	61	(192,641)	(0.42)
	139	(412,407)	(0.90)
Short futures contracts
Financial	(153)	399,395	0.88
Commodity	(171)	284,325	0.62
	(324)	683,720	1.50

Net unrealized gain on open futures contracts, at fair value		$271,313	0.60%

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Unleveraged Series

For the three and six months ended June 30, 2013 and 2012 (Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Investment income
Interest	$6,036	$6,173	$14,273	$8,659

Expenses
Brokerage commissions	50,595	47,803	96,201	93,591
Management fee	63,095	57,029	118,754	111,467
Operating expenses	51,001	45,276	97,370	90,957

Total expenses	164,691	150,108	312,325	296,015

Net investment loss	(158,655)	(143,935)	(298,052)	(287,356)

Realized and unrealized loss on investments
Net realized (loss) gain on investments	(398,005)	109,448	(1,356,251)	(386,250)

Net change in unrealized appreciation and depreciation on investments	18,835	(219,474)	452,669	(193,151)
Net realized and unrealized loss on investments	(379,170)	(110,026)	(903,582)	(579,401)

Net loss	$(537,825)	$(253,961)	$(1,201,634)	$(866,757)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

For the six months ended June 30, 2013 (Unaudited)

	Unleveraged Series

	Class A	Class B	Class C	Class D	Total
	Shares	Shares	Shares	Shares	Unleveraged
					Series
Investors’ interest at December 31, 2012	$2,677,401	$3,111,377	$53,171	$32,572,328	$38,414,277
Subscriptions	─	─	─	14,840,000	14,840,000
Redemptions	(767,420)	(1,995,337)	(50,416)	(3,725,855)	(6,539,028)
Net loss	(73,139)	(68,854)	(1,583)	(1,058,058)	(1,201,634)
Investors’ interest at June 30, 2013	$1,836,842	$1,047,186	$1,172	$42,628,415	$45,513,615

Shares at December 31, 2012	25,400	25,686	500	295,650
Subscriptions	─	─	─	136,532
Redemptions	(7,353)	(16,777)	(489)	(34,384)
Shares at June 30, 2013	18,047	8,909	11	397,798
Net asset value per share: June 30, 2013	$101.79	$117.56	$103.10	$107.16

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

For the six months ended June 30, 2012 (Unaudited)

	Unleveraged Series

	Class A	Class B	Class C	Class D	Total
	Shares	Shares	Shares	Shares	Unleveraged
					Series
Investors’ interest at December 31, 2011	$3,411,924	$4,623,048	$1,313	$28,166,258	$36,202,543
Subscriptions	─	1,260	─	5,519,000	5,520,260
Redemptions	(102,296)	(114,951)	─	(1,874,241)	(2,091,488)
Net loss	(96,863)	(110,239)	(32)	(659,623)	(866,757)
Investors’ interest at June 30, 2012	$3,212,765	$4,399,118	$1,281	$31,151,394	$38,764,558

Shares at December 31, 2011	29,511	35,148	11	236,514
Subscriptions	─	10	─	46,723
Redemptions	(892)	(885)	─	(15,796)
Shares at June 30, 2012	28,619	34,273	11	267,441
Net asset value per share:June 30, 2012	$112.26	$128.36	$112.64	$116.48

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Unleveraged Series

For the six months ended June 30, 2013 and 2012 (Unaudited)

	June 30, 2013	June 30, 2012

Cash flows from operating activities
Net loss	$(1,201,634)	$(866,757)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	1,356,955	404,308
Net unrealized (gain) loss on open futures contracts	(446,904)	181,378
Interest receivable	(50)	(26)
Brokerage commissions payable	367	(564)
Management fee payable	2,003	1,897
Accrued expenses	8,377	2,097

Net cash and cash equivalents used in operating activities	(280,886)	(277,667)

Cash flows from financing activities
Subscriptions received, net of selling commissions	12,890,000	6,815,453
Redemptions paid	(6,667,496)	(3,345,095)

Net cash and cash equivalents provided by financing activities	6,222,504	3,470,358

Net increase in cash and cash equivalents	5,941,618	3,192,691

Cash and cash equivalents at beginning of period	36,597,519	30,453,037

Cash and cash equivalents at end of period	$42,539,137	$33,645,728
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$282,657	$2,193
Subscriptions recorded which were received in advance	$1,950,000	$245,000

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Leveraged Series

As of June 30, 2013 (Unaudited) and December 31, 2012

ASSETS	June 30, 2013	December 31, 2012

Cash and cash equivalents	$2,976,621	$14,038,218
Due from broker	6,157,747	7,631,460
Net unrealized gain on open futures contracts, at fair value	149,889	─
Interest receivable	1	5
Other assets	─	1,073

Total assets	$9,284,258	$21,670,756

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$260,825	$1,232,370
Net unrealized loss on open futures contracts, at fair value	─	261,729
Brokerage commissions payable	8,358	19,889
Management fee payable	11,903	25,922
Subscriptions received in advance	─	90,000
Accrued expenses	5,269	2,741

Total liabilities	286,355	1,632,651

Investors’ interest	8,997,903	20,038,105

Total liabilities and investors’ interest	$9,284,258	$21,670,756

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Leveraged Series

June 30, 2013 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Financial	46	$(129,051)	(1.43)%
Commodity	35	(110,296)	(1.23)
	81	(239,347)	(2.66)
Short futures contracts
Financial	(88)	232,545	2.58
Commodity	(100)	156,691	1.74
	(188)	389,236	4.32

Net unrealized gain on open futures contracts, at fair value		$149,889	1.66%

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Leveraged Series

For the three and six months ended June 30, 2013 and 2012 (Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Investment income
Interest	$222	$3,022	$2,698	$4,325

Expenses
Brokerage commissions	35,339	91,074	91,114	187,006
Management fee	43,514	107,654	110,894	221,395
Operating expenses	13,920	31,806	35,357	66,955

Total expenses	92,773	230,534	237,365	475,356

Net investment loss	(92,551)	(227,512)	(234,667)	(471,031)

Realized and unrealized loss on investments
Net realized (loss) gain on investments	(174,831)	302,795	(1,470,627)	(975,805)

Net change in unrealized depreciation and appreciation on investments	(129,732)	(532,080)	417,376	(466,102)
Net realized and unrealized loss on investments	(304,563)	(229,285)	(1,053,251)	(1,441,907)

Net loss	$(397,114)	$(456,797)	$(1,287,918)	$(1,912,938)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the six months ended June 30, 2013 (Unaudited)

	Class A	Class B	Class C	Class D	Total
	Shares	Shares	Shares	Shares	Leveraged
					Series
Investors’ interest at December 31, 2012	$1,823,994	$5,070,580	$1,075	$13,142,456	$20,038,105
Subscriptions	─	90,000	─	─	90,000
Redemptions	(231,182)	(2,777,566)	─	(6,833,536)	(9,842,284)
Net loss	(151,079)	(320,504)	(85)	(816,250)	(1,287,918)
Investors’ interest at June 30, 2013	$1,441,733	$2,062,510	$990	$5,492,670	$8,997,903

Shares at December 31, 2012	22,834	52,162	14	129,732
Subscriptions	─	926	─	─
Redemptions	(3,071)	(30,030)	─	(71,064)
Shares at June 30, 2013	19,763	23,058	14	58,668
Net asset value per share: June 30, 2013	$72.95	$89.45	$73.35	$93.62

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Leveraged Series

For the six months ended June 30, 2013 and 2012 (Unaudited)

	June 30, 2013	June 30, 2012

Cash flows from operating activities
Net loss	$(1,287,918)	$(1,912,938)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	1,473,713	1,018,659
Net unrealized (gain) loss on open futures contracts	(411,618)	440,286
Interest receivable	4	─
Other assets	1,073	(246)
Brokerage commissions payable	(11,531)	(1,681)
Management fee payable	(14,019)	(2,141)
Accrued expenses	2,528	(752)

Net cash and cash equivalents used in operating activities	(247,768)	(458,813)

Cash flows from financing activities
Subscriptions received, net of selling commissions	─	110,990
Redemptions paid	(10,813,829)	(1,999,662)

Net cash and cash equivalents used in financing activities	(10,813,829)	(1,888,672)

Net decrease in cash and cash equivalents	(11,061,597)	(2,347,485)

Cash and cash equivalents at beginning of period	14,038,218	16,133,233

Cash and cash equivalents at end of period	$2,976,621	$13,785,748
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$260,825	$30,958
Subscriptions recorded which were received in advance	$90,000	$ ─

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/N Index Unleveraged Series

As of June 30, 2013 (Unaudited) and December 31, 2012

ASSETS	June 30, 2013	December 31, 2012

Cash and cash equivalents	$125,234,500	$100,936,268
Due from broker	4,810,296	10,366,771
Interest receivable	221	50
Other assets	998	─

Total assets	$130,046,015	$111,303,089

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	$2,185,611	$1,950,269
Brokerage commissions payable	30,340	27,512
Management fee payable	53,785	46,682
Accrued expenses	38,034	10,564

Total liabilities	2,307,770	2,035,027

Investors’ interest	127,738,245	109,268,062

Total liabilities and investors’ interest	$130,046,015	$111,303,089

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N Index Unleveraged Series

June 30, 2013 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts Commodity	705	$(2,185,611)	(1.71)%

Net unrealized loss on open futures contracts, at fair value		$(2,185,611)	(1.71)%

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Commodity L/N Unleveraged Series

For the three and six months ended June 30, 2013 and 2012 (Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Investment income
Interest	$17,249	$7,576	$40,649	$11,431

Expenses
Brokerage commissions	94,685	78,160	180,267	157,260
Management fee	162,088	97,701	298,268	196,576
Operating expenses	132,840	78,837	249,207	158,909

Total expenses	389,613	254,698	727,742	512,745

Net investment loss	(372,364)	(247,122)	(687,093)	(501,314)

Realized and unrealized (loss) gain on investments
Net realized (loss) on investments	(2,222,575)	(3,122,758)	(6,140,600)	(2,755,714)

Net change in unrealized depreciation and appreciation on investments	(1,854,411)	334,101	(240,594)	1,360,923
Net realized and unrealized loss on investments	(4,076,986)	(2,788,657)	(6,381,194)	(1,394,791)

Net loss	$(4,449,350)	$(3,035,779)	$(7,068,287)	$(1,896,105)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST
MLM Commodity L/N Index Unleveraged Series

For the six months ended June 30, 2013 (Unaudited)

	Class D	Class E	Total
	Shares	Shares	Leveraged
			Series
Investors’ interest at December 31, 2012	$71,782,634	$37,485,428	$109,268,062
Subscriptions	5,523,122	20,015,348	25,538,470
Redemptions	─	─	─
Net loss	(4,283,340)	(2,784,947)	(7,068,287)
Investors’ interest at June 30, 2013	$73,022,416	$54,715,829	$127,738,245

Shares at December 31, 2012	740,605	400,000
Subscriptions	58,790	218,735
Redemptions	─	─
Shares at June 30, 2013	799,395	618,735
Net asset value per share:June 30, 2013	$91.35	$88.43

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/N Index Unleveraged Series

For the six months ended June 30, 2013 and 2012 (Unaudited)

	June 30, 2013	June 30, 2012

Cash flows from operating activities
Net loss	$(7,068,287)	$(1,896,105)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	5,556,475	2,762,599
Net unrealized loss (gain) on open futures contracts	235,342	(1,359,583)
Interest receivable	(171)	20
Other assets	(998)	-
Brokerage commissions payable	2,828	407
Management fee payable	7,103	(1,730)
Accrued expenses	27,470	805

Net cash and cash equivalents used in operating activities	(1,240,238)	(493,587)

Cash flows from financing activities
Subscriptions received, net of selling commissions	25,538,470	400,000

Net cash and cash equivalents provided by financing activities	25,538,470	400,000

Net increase (decrease) in cash and cash equivalents	24,298,232	(93,587)

Cash and cash equivalents at beginning of period	100,936,268	72,318,757

Cash and cash equivalents at end of period	$125,234,500	$72,225,170

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/S Index Unleveraged Series

As of June 30, 2013 (Unaudited) and December 31, 2012

ASSETS	June 30, 2013	December 31, 2012

Cash and cash equivalents	$32,946,521	$43,740,617
Due from broker	4,386,761	4,160,450
Net unrealized gain on open futures contracts, at fair value	298,708	─
Interest receivable	─	24

Total assets	$37,631,990	$47,901,091

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss gain on open futures contracts, at fair value	$ ─	$923,900
Brokerage commissions payable	9,130	14,978
Management fee payable	15,403	20,132
Accrued expenses	15,656	4,445

Total liabilities	40,189	963,455

Investors’ interest	37,591,801	46,937,636

Total liabilities and investors’ interest	$37,631,990	$47,901,091

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

June 30, 2013 (Unaudited)

		Unrealized	Percentage of
	Number of	(loss)	investors’
Description	contracts	gain	interest

Futures*

Long futures contracts
Commodity	201	$(625,665)	(1.66)%

Short futures contracts
Commodity	(563)	924,373	2.46

Net unrealized gain on open futures contracts, at fair value		$298,708	0.80%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

December 31, 2012

			Percentage of
	Number of	Unrealized	investors’
Description	contracts	(loss)	interest

Futures*
Long futures contracts
Commodity	396	$(833,289)	(1.78)%

Short futures contracts
Commodity	(501)	(90,611)	(0.19)

Net unrealized loss on open futures contracts, at fair value		$(923,900)	(1.97)%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM Commodity L/S Index Unleveraged Series

For the three and six months ended June 30, 2013 and 2012 (Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Investment income
Interest	$5,733	$3,206	$15,867	$4,966

Expenses
Brokerage commissions	37,296	60,490	87,631	111,305
Management fee	46,622	75,613	109,541	139,131
Operating expenses	40,185	56,620	93,403	105,213

Total expenses	124,103	192,723	290,575	355,649

Net investment loss	(118,370)	(189,517)	(274,708)	(350,683)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	6,484	(842,641)	(2,752,737)	(1,681,732)
Net change in unrealized appreciation and depreciation on investments	186,076	(2,322,704)	1,220,080	(998,740)

Net realized and unrealized gain (loss) on investments	192,560	(3,165,345)	(1,532,657)	(2,680,472)

Net income (loss)	$74,190	$(3,354,862)	$(1,807,365)	$(3,031,155)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

For the six months ended June 30, 2013 (Unaudited)

Total
Commodity L/S
Unleveraged Series Class D
Investors’ interest at December 31, 2012	$46,937,636
Subscriptions	11,500,000
Redemptions	(19,038,470)
Net loss	(1,807,365)
Investors’ interest at June 30, 2013	$37,591,801

Shares at December 31, 2012	530,192
Subscriptions	133,049
Redemptions	(223,267)
Shares at June 30, 2013	439,974
Net asset value per share: June 30, 2013	$85.44

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

For the six months ended June 30, 2012 (Unaudited)

Total
Commodity L/S
Unleveraged Series Class D
Investors’ interest at December 31, 2011	$45,873,081
Subscriptions	15,000,000
Redemptions	(511,710)
Net loss	(3,031,155)
Investors’ interest at June 30, 2012	$57,330,216

Shares at December 31, 2011	401,233
Subscriptions	130,646
Redemptions	(4,447)
Shares at June 30, 2012	527,432
Net asset value per share: June 30, 2012	$108.70

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/S Index Unleveraged Series

For the six months ended June 30, 2013 and 2012 (Unaudited)

	June 30, 2013		June 30, 2012

Cash flows from operating activities
Net loss		$(1,807,365)	$(3,031,155)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker		(226,311)	(1,143,821)
Net unrealized (gain) loss on open futures contracts		(1,222,608)	998,632
Interest receivable		24	(76)
Brokerage commissions payable		(5,848)	802
Management fee payable		(4,729)	5,363
Accrued expenses		11,211	844

Net cash and cash equivalents used in operating activities		(3,255,626)	(3,169,411)

Cash flows from financing activities
Subscriptions received, net of selling commissions		11,500,000	10,300,000
Redemption paid		(19,038,470)	(511,710)

Net cash and cash equivalents (used in)provided by financing activities		(7,538,470)	9,788,290

Net (decrease) increase in cash and cash equivalents		(10,794,096)	6,618,879

Cash and cash equivalents at beginning of period		43,740,617	45,452,407

Cash and cash equivalents at end of period		$32,946,521	$52,071,286
Supplemental disclosure of non-cash financing activities:
Subscriptions recorded which were received in advance	$	─	$5,000,000

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

Trust Total

As of June 30, 2013 (Unaudited) and December 31, 2012

ASSETS	June 30, 2013	December 31, 2012

Cash and cash equivalents	$203,696,779	$195,312,622
Due from broker	18,391,459	26,552,291
Net unrealized gain on open futures contracts, at fair value	719,910	─
Interest receivable	285	92
Other assets	998	1,073

Total assets	$222,809,431	$221,866,078

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$543,482	$1,643,495
Net unrealized loss on open futures contracts, at fair value	2,185,611	3,311,489
Brokerage commissions payable	62,477	76,661
Management fee payable	101,709	111,351
Subscriptions received in advance	─	2,040,000
Accrued expenses	74,588	25,002

Total liabilities	2,967,867	7,207,998

Investors’ interest	219,841,564	214,658,080

Total liabilities and investors’ interest	$222,809,431	$221,866,078

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

June 30, 2013 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Financial	124	$(348,817)	(0.16)%
Commodity	1,002	(3,114,213)	(1.42)
	1,126	(3,463,030)	(1.58)

Short futures contracts
Financial	(241)	631,940	0.29
Commodity	(834)	1,365,389	0.62
	(1,075)	1,997,329	0.91

Net unrealized loss on open futures contracts, at fair value		$(1,465,701)	(0.67)%

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Trust Total

For the three and six months ended June 30, 2013 and 2012 (Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Investment income
Interest	$29,240	$19,977	$73,487	$29,381

Expenses
Brokerage commissions	217,915	277,527	455,213	549,162
Management fee	315,319	337,997	637,457	668,569
Operating expenses	237,946	212,539	475,337	422,034

Total expenses	771,180	828,063	1,568,007	1,639,765

Net investment loss	(741,940)	(808,086)	(1,494,520)	(1,610,384)

Realized and unrealized (loss) gain on investments
Net realized loss on investments	(2,788,927)	(3,553,156)	(11,720,215)	(5,799,501)

Net change in unrealized depreciation and appreciation on investments	(1,779,232)	(2,740,157)	1,849,531	(297,070)
Net realized and unrealized loss on investments	(4,568,159)	(6,293,313)	(9,870,684)	(6,096,571)

Net loss	$(5,310,099)	$(7,101,399)	$(11,365,204)	$(7,706,955)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

Trust Total

For the six months ended June 30, 2013 (Unaudited)

Total
investor interest
($100 par value per share)
Investors’ interest at December 31, 2012	$214,658,080
Subscriptions	51,968,470
Redemptions	(35,419,782)
Net loss	(11,365,204)
Investors’ interest at June 30, 2013	$219,841,564

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Trust Total

For the six months ended June 30, 2013 and 2012 (Unaudited)

	June 30, 2013	June 30, 2012

Cash flows from operating activities
Net loss	$(11,365,204)	$(7,706,955)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	8,160,832	3,041,745
Net unrealized (gain) loss on open futures contracts	(1,845,788)	260,713
Interest receivable	(193)	(82)
Other assets	75	(246)
Brokerage commissions payable	(14,184)	(1,036)
Management fee payable	(9,642)	3,389
Accrued expenses	49,586	2,994

Net cash and cash equivalents used in operating activities	(5,024,518)	(4,399,478)

Cash flows from financing activities
Subscriptions received, net of selling commissions	49,928,470	17,626,443
Redemptions paid	(36,519,795)	(5,856,467)

Net cash and cash equivalents provided by financing activities	13,408,675	11,769,976

Net increase in cash and cash equivalents	8,384,157	7,370,498

Cash and cash equivalents at beginning of period	195,312,622	164,357,434

Cash and cash equivalents at end of period	$203,696,779	$171,727,932
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$543,482	$33,151
Subscriptions recorded which were received in advance	$2,040,000	$5,245,000

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
June 30, 2013

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

At June 30, 2013, the MLM Index™ Fund is comprised of four series: the MLM Index™ Unleveraged Series (“Unleveraged Series”), the MLM Index™ Leveraged Series (“Leveraged Series”), the MLM Commodity L/N Index Unleveraged Series (“Commodity L/N” or “Commodity L/N Unleveraged Series”) and the MLM Commodity L/S Index Unleveraged Series (“Commodity L/S” or “Commodity L/S Unleveraged Series”).  MLM Index™ Fund and its series are collectively referred to herein as the “Trust”.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted.  In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial positions of the Trust and each Series as of June 30, 2013 and the results of its operations for the three and six months ended June 30, 2013 and 2012.  The operating results for these interim periods may not be indicative of the results expected for a full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2013

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

Due from Broker

Each Series' trading activities utilize one broker located in the United States. Due from broker represents cash balances held, and amounts receivable or payable for transactions not settled at June 30, 2013 and December 31, 2012.

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
June 30, 2013
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

As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2013 and December 31, 2012, all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

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

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2013
3.	Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

June 30, 2013	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Institutional Treasury Money Market Fund	$3,060,000	$4,000	$1,119,000	$3,000	$4,186,000
U.S. Government Agency Securities	39,428,237	2,949,911	124,043,789	32,919,176	199,341,113
Cash	48,985	21,038	69,796	22,684	162,503
Cash in Checking Account	1,915	1,672	1,915	1,661	7,163
Total	$42,539,137	$2,976,621	$125,234,500	$32,946,521	$203,696,779

December 31, 2012	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Institutional Treasury Money Market Fund	$2,131,000	$106,000	$5,854,000	$2,810,000	$10,901,000
U.S. Government Agency Securities	34,448,123	13,909,442	95,046,037	40,898,280	184,301,882
Cash	16,612	21,661	34,297	30,459	103,029
Cash in Checking Account	1,784	1,115	1,934	1,878	6,711
Total	$36,597,519	$14,038,218	$100,936,268	$43,740,617	$195,312,622

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2013
4.	Investors’ Interest

The Trust is comprised of four active series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage (collectively, the “Series”).  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.  Class A, Class B, Class C, Class D and Class E shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager. As of June 30, 2013, the Commodity L/N Leveraged Series and the Commodity L/S Leveraged Series have not commenced trading and have no assets. In addition, as of June 30, 2013, the Commodity L/N Unleveraged Series and the Commodity L/S Unleveraged Series have never had any investors in classes A, B or C.  Furthermore, as of June 30, 2013, the Unleveraged Series, Leveraged Series and the Commodity L/S Unleveraged Series have never had any investors in class E.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account.

The Class A and Class C shares are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

5.	Margin Requirements

The Trust had margin requirements as follows at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Unleveraged Series	$870,073	$870,317
Leveraged Series	495,392	1,318,779
Commodity L/N Unleveraged Series	2,617,485	3,720,401
Commodity L/S Unleveraged Series	1,439,717	2,117,698
Total	$5,422,667	$8,027,195

Each Series' margins requirements were satisfied by net unrealized profits and cash at the broker.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2013
6.	Management Fee and Other Fees and Expenses

Each Series pays the Manager a management fee and the introducing broker a brokerage fee as a percentage of net assets, as of the first day of each month at the annualized rates as follows:

	Unleveraged, Commodity L/N Unleveraged Series, and Commodity L/S Unleveraged Series
								Total fees
	Brokerage	Management	Organizational		Operating	Selling		and
	fee	fee	fee		expense	expense		commissions

Class A	0.85%	1.50%	N/A	*	0.35%	4.00%		6.70%
Class B	0.85%	0.50%	N/A	*	0.35%	N/	A	1.70%
Class C	0.40%	1.00%	N/	A	0.35%	4.00%		5.75%
Class D	0.40%	0.50%	N/	A	0.35%	N/	A	1.25%
Class E	0.15%	0.50%	N/	A	0.35%	N/	A	1.00%

	Leveraged Series
								Total fees
	Brokerage	Management	Organizational		Operating	Selling		and
	fee	fee	fee		expense	expense		commissions

Class A	1.75%	2.80%	N/A	*	0.35%	4.00%		8.90%
Class B	1.75%	1.30%	N/A	*	0.35%	N/	A	3.40%
Class C	0.90%	2.05%	N/	A	0.35%	4.00%		7.30%
Class D	0.90%	1.30%	N/	A	0.35%	N/	A	2.55%
Class E	0.35%	1.30%	N/	A	0.35%	N/	A	2.00%

*effective January 1, 2010

Each Series pays 0.35% of average net assets to the Manager for the Trust’s legal, accounting, auditing and other operating expenses and fees. Each Series also pays the cash manager and banking fees directly.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2013

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

The following tables reflect the fair value of each Series derivative financial instruments at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
Unleveraged Series	Asset	Liability	Asset	Liability
Financial futures	$492,006	$(312,377)	$126,175	$(104,540)
Commodity futures	316,555	(224,871)	83,089	(280,315)
Total	$808,561	$(537,248)	$209,264	$(384,855)

	June 30, 2013		December 31, 2012
Leveraged Series	Asset	Liability	Asset	Liability
Financial futures	$284,751	$(181,257)	$198,609	$(163,539)
Commodity futures	175,751	(129,356)	132,411	(429,210)
Total	$460,502	$(310,613)	$331,020	$(592,749)

	June 30, 2013		December 31, 2012
Commodity L/N Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$28,970	$(2,214,581)	$332,947	$(2,283,216)
Total	$28,970	$(2,214,581)	$332,947	$(2,283,216)

	June 30, 2013		December 31, 2012
Commodity L/S Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$1,028,633	$(729,925)	$427,747	$(1,351,647)
Total	$1,028,633	$(729,925)	$427,747	$(1,351,647)

	June 30, 2013		December 31, 2012
Trust Total	Asset	Liability	Asset	Liability
Financial futures	$776,757	$(493,634)	$324,784	$(268,079)
Commodity futures	1,549,909	(3,298,733)	976,194	(4,344,388)
Total	$2,326,666	$(3,792,367)	$1,300,978	$(4,612,467)

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2013

7.	Derivative Financial Instruments (continued)

The following tables reflect the realized and unrealized gains (losses) from derivative financial instruments for the three months ended June 30, 2013 and 2012.  (Included in the unrealized gain (loss) amounts on the Condensed Statement of Operations for June 30, 2013 and June 30, 2012, are unrealized gains (losses) from U.S. Government Agency Securities and unrealized gains (losses) from currency positions.):

	Three months ended June 30, 2013			Three months ended June 30, 2012
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(448,137)	$(58,218)	$(506,355)	$220,573	$199,148	$419,721
Commodity futures	50,132	77,206	127,338	(111,125)	(403,744)	(514,869)
Total	$(398,005)	$18,988	$(379,017)	$109,448	$(204,596)	$(95,148)

	Three months ended June 30, 2013			Three months ended June 30, 2012
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(197,411)	$(147,409)	$(344,820)	$512,430	$455,224	$967,654
Commodity futures	22,580	20,145	42,725	(209,635)	(952,848)	(1,162,483)
Total	$(174,831)	(127,264)	$(302,095)	$302,795	$(497,624)	$(194,829)

	Three months ended June 30, 2013			Three months ended June 30, 2012
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(2,222,575)	$(1,854,015)	$(4,076,590)	$(3,122,758)	$333,973	$(2,788,785)
Total	$(2,222,575)	$(1,854,015)	$(4,076,590)	$(3,122,758)	$333,973	$(2,788,785)

	Three months ended June 30, 2013			Three months ended June 30, 2012
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$6,484	$186,405	$192,889	$(842,641)	$(2,322,507)	$(3,165,148)
Total	$6,484	$186,405	$192,889	$(842,641)	$(2,322,507)	$(3,165,148)

	Three months ended June 30, 2013			Three months ended June 30, 2012
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(645,548)	$(205,627)	$(851,175)	$733,003	$654,372	$1,387,375
Commodity futures	(2,143,379)	(1,570,259)	(3,713,638)	(4,286,159)	(3,345,126)	(7,631,285)
Total	$(2,788,927)	$(1,775,886)	$(4,564,813)	$(3,553,156)	$(2,690,754)	$(6,243,910)

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2013

7.	Derivative Financial Instruments (continued)

	Six months ended June 30, 2013			Six months ended June 30, 2012
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(859,493)	$157,994	$(701,499)	$(104,077)	$(32,864)	$(136,941)
Commodity futures	(496,758)	288,910	(207,848)	(282,173)	(148,514)	(430,687)
Total	$(1,356,251)	$446,904	$(909,347)	$(386,250)	$(181,378)	$(567,628)

	Six months ended June 30, 2013			Six months ended June 30, 2012
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(705,402)	$68,424	$(636,978)	$(383,613)	$(91,269)	$(474,882)
Commodity futures	(765,225)	343,194	(422,031)	(592,192)	(349,017)	(941,209)
Total	$(1,470,627)	$411,618	$(1,059,009)	$(975,805)	$(440,286)	$(1,416,091)

	Six months ended June 30, 2013			Six months ended June 30, 2012
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(6,140,600)	$(235,342)	$(6,375,942)	$(2,755,714)	$1,359,583	$(1,396,131)
Total	$(6,140,600)	$(235,342)	$(6,375,942)	$(2,755,714)	$1,359,583	$(1,396,131)

	Six months ended June 30, 2013			Six months ended June 30, 2012
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(2,752,737)	$1,222,608	$(1,530,129)	$(1,681,732)	$(998,632)	$(2,680,364)
Total	$(2,752,737)	$1,222,608	$(1,530,129)	$(1,681,732)	$(998,632)	$(2,680,364)

	Six months ended June 30, 2013			Six months ended June 30, 2012
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(1,564,895)	$226,418	$(1,338,477)	$(487,690)	$(124,133)	$(611,823)
Commodity futures	(10,155,320)	1,619,370	(8,535,950)	(5,311,811)	(136,580)	(5,448,391)
Total	$(11,720,215)	$1,845,788	$(9,874,427)	$(5,799,501)	$(260,713)	$(6,060,214)

Included in the unrealized gain (loss) amounts on the Condensed Statement of Operations for June 30, 2013 and June 30, 2012, are unrealized gains (losses) from U.S. Government Agency Securities and unrealized gains (losses) from currency positions.

The following tables reflect the trading activity for derivative financial instruments for the three months ended June 30, 2013 and 2012:

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Three months ended June 30, 2013	Three months ended June 30, 2013	Three months ended June 30, 2012	Three months ended June 30, 2012
Unleveraged	789	794	621	575
Leveraged	577	708	1,418	1,346
Commodity L/N	884	894	212	686
Commodity L/S	1,308	1,304	2,123	1,990
Trust Total	3,558	3,700	4,374	4,597

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2013

The following tables reflect the trading activity for derivative financial instruments for the six months ended June 30, 2013 and 2012:

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Six months ended June 30, 2013	Six months ended June 30, 2013	Six months ended June 30, 2012	Six months ended June 30, 2012
Unleveraged	1,508	1,430	1,165	1,118
Leveraged	1,482	1,796	2,778	2,877
Commodity L/N	2,255	2,465	1,133	1,075
Commodity L/S	3,103	3,236	3,912	3,724
Trust Total	8,348	8,927	8,988	8,794

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2013

8.	Financial Highlights

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the six months ended June 30, 2013:

	Unleveraged Series				Leveraged Series				Commodity L/N Unleveraged Series		Commodity L/S Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class E	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2012	$105.41	$121.13	$106.27	$110.17	$79.88	$97.21	$79.67	$101.31	$96.92	$93.71	$88.53
Income from investment operations:
Net investment expense	(0.98)	(0.53)	(0.73)	(0.48)	(1.24)	(0.82)	(0.96)	(0.85)	(0.40)	(0.39)	(0.37)
Net realized and unrealized loss on investment transactions	(2.64)	(3.04)	(2.44)	(2.53)	(5.69)	(6.94)	(5.36)	(6.84)	(5.17)	(4.89)	(2.72)
Total from investment operations	(3.62)	(3.57)	(3.17)	(3.01)	(6.93)	(7.76)	(6.32)	(7.69)	(5.57)	(5.28)	(3.09)
Net asset value per share at June 30, 2013	$101.79	$117.56	$103.10	$107.16	$72.95	$89.45	$73.35	$93.62	$91.35	$88.43	$85.44

Total Return:	(3.43)%	(2.95)%	(2.98)%	(2.73)%	(8.68)%	(7.98)%	(7.93)%	(7.59)%	(5.75)%	(5.63)%	(3.49)%

Ratio to Average Investors’ Interest:
Net investment expense	(1.00)%	(0.60)%	(1.35)%	(0.42)%	(1.75)%	(1.12)%	(1.27)%	(1.10)%	(0.42)%	(0.39)%	(0.46)%
Expenses	(1.04)%	(0.65)%	(1.42)%	(0.45)%	(1.77)%	(1.14)%	(1.29)%	(1.13)%	(0.46)%	(0.42)%	(0.50)%

Total return is calculated as the change in the net asset value per share for the six months ended June 30, 2013.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the six months ended June 30, 2013.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2013

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

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2013

9.	Subsequent Events

From July 1, 2013 through August 13, 2013, the Trust had subscriptions of approximately $2.1 million for the Unleveraged Series.  There were no subscriptions for the Leveraged Series, the Commodity L/N Unleveraged Series or the Commodity L/S Unleveraged Series.

The Trust had redemptions of approximately $1.0 million and $0.8 million for the Unleveraged and Leveraged Series respectively.  There were no redemptions for the Commodity L/N Unleveraged Series or Commodity L/S Unleveraged Series.

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

Summary of Critical Accounting Policies

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles.  Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Other than accruals maintained in the normal course of business, neither management nor the Trust prepares, maintains or updates any estimates.  Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Trust's significant accounting policies are described in detail in Note 2 of the Notes to Financial Statements.

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

Index
Liquidity

The majority of each Series' assets are held in liquid short-term interest rate instruments. Each Series takes substantial exposure in futures markets, which requires relatively small deposits, called margin, to hold the positions. As of June 30, 2013, increases (decreases) in cash and cash equivalents amounted to approximately $5.9m, ($11.1m), $24.3m and ($10.8m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively.  As at June 30, 2013, increases (decreases) in due from broker amounted to approximately $1.4m, $1.5m, $5.6m and $(0.2m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. Net cash used in operations amounted to approximately $(0.3m), $(0.2m), $(1.2m) and $(3.3m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. For the period ended June 30, 2013 the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series generated net (loss) from operations of approximately $(1.2m), $(1.3m), $(7.1m) and $(1.8m), respectively. In general, each unleveraged Series will have about 5% of its assets on deposit with brokers as margin and each leveraged Series will have about 15% of its assets on deposit with brokers as margin, with the balance held in custodial accounts with a major financial institution.

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

Each Series incurs various kinds of credit risk in its operations. In order to facilitate the trading of a Series, assets must be placed with Futures Commission Merchants. Management of the Trust deals only with established registered firms, and monitors their financial condition on an ongoing basis. In addition, if a Series were to enter into over-the-counter transactions (“OTC transactions”), additional counterparty risk would be incurred. There were no OTC transactions during the three months ended June 30, 2013 in any Series.

Results of Operations

Results of Operations

At June 30, 2013 and December 31, 2012, the Series of the Trust had assets as follows:

Trust Series	June 30, 2013	December 31, 2012
Unleveraged Series	$45,847,168	$40,991,142
Leveraged Series	$9,284,258	$21,670,756
Commodity L/N Unleveraged Series	$130,046,015	$111,303,089
Commodity L/S Unleveraged Series	$37,631,990	$47,901,091
Total	$222,809,431	$221,866,078

At June 30, 2013 and December 31, 2012, the Series of the Trust had liabilities as follows:

Trust Series	June 30, 2013	December 31, 2012
Unleveraged Series	$333,553	$2,576,865
Leveraged Series	$286,355	$1,632,651
Commodity L/N Unleveraged Series	$2,307,770	$2,035,027
Commodity L/S Unleveraged Series	$40,189	$963,455
Total	$2,967,867	$7,207,998

Net loss from operations for the Series of the Trust for the six months ended June 30, 2013 and June 30, 2012 was as follows:

Trust Series	June 30, 2013	June 30, 2012
Unleveraged Series	$(1,201,634)	$(866,757)
Leveraged Series	$(1,287,918)	$(1,912,938)
Commodity L/N Unleveraged Series	$(7,068,287)	$(1,896,105)
Commodity L/S Unleveraged Series	$(1,807,365)	$(3,031,155)
Total	$(11,365,204)	$(7,706,955)

Index
The Trust’s net (loss) income is directly related to the performance of the MLM Index™, which the Trust is designed to replicate.    For the six months ended June 30, 2013, MLM Index™ performance and its subsets were (2.09%), (5.09%) and (2.54) for the MLM Index, MLM Commodity Index L/N and the MLM Commodity Index L/S respectively.  Performance was (1.35%), (1.74%) and (4.08%) respectively for the same period ended June 30, 2012.  A Series' performance may be negative in years when the MLM Index™ is positive or have greater losses when the MLM Index™ is negative due to the timing of subscriptions and redemptions, and the fees charged. Since inception of the Trust, the correlation of monthly results between each Series and the MLM Index™ and its subsets adjusted for fees is 0.99.

The following table represents the performance by class for the MLM Index™ Fund for the six months ended June 30, 2013 and June 30, 2012.

June 30, 2013

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class E	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	(3.43)%	(2.95)%	(2.98)%	(2.73)%	(8.68)%	(7.98)%	(7.93)%	(7.59)%	(5.75)%	(5.63)%	(3.49)%

June 30, 2012

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series	Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	(2.90)%	(2.41)%	(2.44)%	(2.19)%	(6.97)%	(6.26)%	(6.21)%	(5.86)%	(2.40)%	(4.93)%

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

2.
For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability.  It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  For daily returns, this estimate is a loss of 1.29%.  For monthly returns the estimate is a loss of 9.93%.

3.
To ascertain a dollar loss amount for each Series, the assets of the Series as of June 30, 2013 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets.  Based on the asset levels as of June 30, 2013, the manager estimates that the amount each Series of the Trust could expect to lose as follows in any given day and in any given month.

Trust Series	Any Given Day	Any Given Month
Unleveraged Series	$307,353	$2,812,036
Leveraged Series	$186,721	$1,708,350
Commodity L/N Unleveraged Series	$1,871,718	$14,210,778
Commodity L/S Unleveraged Series	$753,532	$5,226,519

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

Speculative Limits - Certain futures exchanges require that positions deemed speculative in nature (as opposed to commercial hedge positions) cannot exceed certain pre-defined levels. All positions in the control of the Manager must be aggregated to determine compliance with these rules. Should the assets of the Manager reach a level such that positions may be capped, accurate replication of the MLM Index™ for the Trust may be difficult or impossible. The Manager may also use certain OTC derivatives to achieve the same exposure without exceeding speculative limits. These OTC products would involve taking additional counter-party risk for a Series in order to achieve accurate replication of the MLM Index™. For example, if it was determined that a Series must hold 10 contracts of Soybeans for a specific delivery, the Series could execute the appropriate futures contracts on the appropriate futures exchange. Or, the Manager of each Series may choose to enter into a swap agreement, which would have substantially the same economic effect of the futures position, but would be executed in the over-the-counter market. The swap contract would change the nature of the counter-party from an organized exchange to a single dealer, and would materially increase the non-market risk of holding the position. No Series has yet utilized OTC swap contracts.

Item 4.	Controls and Procedures.

The President and the Chief Operating Officer of the Manager (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner.

Index
(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). We have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on such evaluation we have concluded these disclosure controls are effective as of June 30, 2013.

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

Item 1a.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Unleveraged Series			Unleveraged	Leveraged Series			Unleveraged	Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class E	Class D
Apr-13 Subscriptions	$-	$-	$-	$12,100,000	$-	$-	$-	$-	$-	$5,000,000	$300,000
Subscriptions Units	-	-	-	111,638	-	-	-	-	-	54,642	3,518
# of Purchasers	-	-	-	3	-	-	-	-	-	1	1
Unit Price	$75.84	$92.65	$75.95	$108.39	$103.32	$119.04	$104.41	$99.76	$94.58	$91.51	$85.27

May-13 Subscriptions	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Subscriptions Units	-	-	-	-	-	-	-	-	-	-	-
# of Purchasers	-	-	-	-	-	-	-	-	-	-	-
Unit Price	$76.35	$93.39	$76.57	$97.60	$103.49	$119.32	$104.66	$108.69	$93.52	$90.50	$85.02

Jun-13 Subscriptions	$-	$-	$-	$-	$-	$-	$-	$20,000	$1,500,000	$-	$-
Subscriptions Units	-	-	-	-	-	-	-	187	16,254	-	-
# of Purchasers	-	-	-	-	-	-	-	1	2	-	-
Unit Price	$72.76	$89.11	$73.06	$93.20	$101.76	$117.44	$103.00	$107.01	$92.28	$89.40	$84.02

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Index
Item 6.	Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By: Mount Lucas Management LP
Its: Manager

By: /s/ Timothy J. Rudderow, Sr
Timothy J. Rudderow, Sr
President

Date: August 13, 2013