Form 10-K/A
period 2012-12-31
MLM INDEX FUND
filed 2013-10-01
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
Form 10-K/A
(Amendment No. 1)

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

Yes ☐.No ☒.

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

The registrant has no voting shares or public float.  As of September 27, 2013, the Trust had in issuance 17,606; 7,688; 11; 391,250 Unleveraged Series trust units in the A, B, C, and D classes respectively; 18,429; 22,204; 13; 44,356 Leveraged Series trust units in the A, B, C and D classes respectively; 799,396; 618,734 Commodity L/N Unleveraged Series trust units in the D and E classes respectively and 439,975 Commodity L/S Unleveraged Series in Class D.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the period ended December 31, 2012 as filed with the Securties and Exchange Commission on February 27, 2013, is to update the disclosure in Item 9A to clearly reflect that the scope of our evaluation and conclusion related to the effectiveness of disclosure controls and prodeures, as well as our certifications, applies to the Trust as a whole and to each series individually.  The certfications in Item 15 have been updated to reflect this change.

This Form 10-K/A continues to speak as of the original date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report, the Trust’s President and Chief Financial Officer, as well as other key members of our management, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Trust as a whole, and based on their evaluation have concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on such evaluation we have concluded these disclosure controls are effective as of December 31, 2012.

(b) Changes in internal control over financial reporting.  Section 404 of the Sarbanes-Oxley Act of 2002 requires the management of the Trust as a whole and each Series individually, to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include in all reports a management report assessing the effectiveness of its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  There has been no change in management’s internal control over financial reporting that occurred in the quarter-ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, management’s internal control over financial reporting of the Trust as a whole and each Series individually.

(c) Management's Report on Internal Control over Financial Reporting. The management of the Trust and each Series individually, is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust as a whole, as well as each Series individually, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Trust as a whole and each Series individually; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Trust as a whole and each Series individually are being made only in accordance with authorizations of management and directors of the Trust and each Series; and (3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust as a whole and each individual Series' assets that could have a material effect on the financial statements.  Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This annual report does not include an attestation report of the Trust as a whole and each individual Series' registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Trust as a whole and each individual Series' independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust as a whole and each  Series individually to provide only management's report in this annual report.  The management of the Trust as a whole and each individual Series' assessed its internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management, based on their evaluation of the Trust as a whole and each individual Series' internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Trust as a whole and each individual Series' internal control over financial reporting was effective as of December 31, 2012 based on those criteria.

The Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer, Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer, Section 1350 Certification of Principal Executive Officer and Section 1350 Certification of Principal Financial Officer, Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2 hereto, respectively, are applicable with respect to each Series individually, as well as to the Trust as a whole.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the MLM Index Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 1, 2013

MLM INDEX™ FUND

By: /s/ Timothy J. Rudderow Sr.
Timothy J. Rudderow Sr., President
Mount Lucas Management LP
Manager