Form 10-Q
period 2013-09-30
MLM INDEX FUND
filed 2013-11-08
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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
September 30, 2013

Index
Item 1.	Financial Statements.

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Unleveraged Series

As of September 30, 2013 (Unaudited) and December 31, 2012

ASSETS	September 30, 2013	December 31, 2012

Cash and cash equivalents	$41,160,101	$36,597,519
Due from broker	3,391,718	4,393,610
Interest receivable	77,640	13

Total assets	$44,629,459	$40,991,142

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$353,916	$411,125
Net unrealized loss on open futures contracts, at fair value	128,261	175,591
Brokerage commissions payable	15,523	14,282
Management fee payable	20,161	18,615
Subscriptions received in advance	30,000	1,950,000
Accrued expenses	16,961	7,252

Total liabilities	564,822	2,576,865

Investors’ interest	44,064,637	38,414,277

Total liabilities and investors’ interest	$44,629,459	$40,991,142

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Unleveraged Series

September 30, 2013 (Unaudited)

Description	Number of Contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	59	$209,806	0.48%
Commodity	42	(144,273)	(0.33)
	101	65,533	0.15
Short futures contracts
Financial	(173)	(331,419)	(0.75)
Commodity	(193)	137,625	0.31
	(366)	(193,794)	(0.44)

Net unrealized loss on open futures contracts, at fair value		$(128,261)	(0.29)%

*	Derivatives are not designated as hedging instruments.

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Unleveraged Series

For the three and nine months ended September 30, 2013 and 2012 (Unaudited)

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Investment income
Interest	$3,693	$8,095	$17,966	$16,754

Expenses
Brokerage commissions	48,774	49,076	144,975	142,667
Management fee	61,593	58,707	180,347	170,174
Operating expenses	50,665	49,531	148,035	140,488

Total expenses	161,032	157,314	473,357	453,329

Net investment loss	(157,339)	(149,219)	(455,391)	(436,575)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	357,848	(1,667,720)	(998,403)	(2,053,970)
Net change in unrealized depreciation and appreciation on investments	(400,021)	229,855	52,648	36,704
Net realized and unrealized loss on investments	(42,173)	(1,437,865)	(945,755)	(2,017,266)

Net loss	$(199,512)	$(1,587,084)	$(1,401,146)	$(2,453,841)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

For the nine months ended September 30, 2013 (Unaudited)

	Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series
Investors’ interest at December 31, 2012	$2,677,401	$3,111,377	$53,171	$32,572,328	$38,414,277
Subscriptions	─	─	─	16,995,000	16,995,000
Redemptions	(1,001,617)	(2,193,199)	(50,416)	(6,698,262)	(9,943,494)
Net loss	(87,500)	(73,680)	(1,590)	(1,238,376)	(1,401,146)
Investors’ interest at September 30, 2013	$1,588,284	$844,498	$1,165	$41,630,690	$44,064,637

Shares at December 31, 2012	25,400	25,686	500	295,650
Subscriptions	─	─	─	156,624
Redemptions	(9,669)	(18,461)	(489)	(62,058)
Shares at September 30, 2013	15,731	7,225	11	390,216
Net asset value per share: September 30, 2013	$100.97	$116.91	$102.52	$106.69

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

For the nine months ended September 30, 2012 (Unaudited)

	Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series
Investors’ interest at December 31, 2011	$3,411,924	$4,623,048	$1,313	$28,166,258	$36,202,543
Subscriptions	─	1,260	─	8,835,000	8,836,260
Redemptions	(126,767)	(249,805)	─	(2,112,043)	(2,488,615)
Net loss	(230,675)	(282,582)	(82)	(1,940,502)	(2,453,841)
Investors’ interest at September 30, 2012	$3,054,482	$4,091,921	$1,231	$32,948,713	$40,096,347

Shares at December 31, 2011	29,511	35,148	11	236,514
Subscriptions	─	10	─	75,465
Redemptions	(1,120)	(1,977)	─	(17,898)
Shares at September 30, 2012	28,391	33,181	11	294,081
Net asset value per share: September 30, 2012	$107.59	$123.33	$108.20	$112.04

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Unleveraged Series

For the nine months ended September 30, 2013 and 2012 (Unaudited)

	September 30, 2013	September 30, 2012

Cash flows from operating activities
Net loss	$(1,401,146)	$(2,453,841)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	1,001,892	2,068,361
Net unrealized gain on open futures contracts	(47,330)	(38,112)
Interest receivable	(77,627)	(48)
Brokerage commissions payable	1,241	(194)
Management fee payable	1,546	2,363
Accrued expenses	9,709	762

Net cash and cash equivalents used in operating activities	(511,715)	(420,709)

Cash flows from financing activities
Subscriptions received, net of selling commissions	15,075,000	8,940,453
Redemptions paid	(10,000,703)	(3,495,305)

Net cash and cash equivalents provided by financing activities	5,074,297	5,445,148

Net increase in cash and cash equivalents	4,562,582	5,024,439

Cash and cash equivalents at beginning of period	36,597,519	30,453,037

Cash and cash equivalents at end of period	$41,160,101	$35,477,476
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$353,916	$249,110
Subscriptions recorded which were received in advance	$1,950,000	$245,000

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Leveraged Series

As of September 30, 2013 (Unaudited) and December 31, 2012

ASSETS	September 30, 2013	December 31, 2012

Cash and cash equivalents	$1,073,923	$14,038,218
Due from broker	6,369,235	7,631,460
Interest receivable	─	5
Other assets	─	1,073

Total assets	$7,443,158	$21,670,756

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$21,509	$1,232,370
Net unrealized loss on open futures contracts, at fair value	61,795	261,729
Brokerage commissions payable	7,809	19,889
Management fee payable	9,882	25,922
Subscriptions received in advance	─	90,000
Accrued expenses	3,440	2,741

Total liabilities	104,435	1,632,651

Investors’ interest	7,338,723	20,038,105

Total liabilities and investors’ interest	$7,443,158	$21,670,756

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Leveraged Series

September 30, 2013 (Unaudited)

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	29	$98,254	1.34%
Commodity	22	(70,746)	(0.96)
	51	27,508	0.38

Short futures contracts
Financial	(87)	(164,329)	(2.24)
Commodity	(98)	75,026	1.02
	(185)	(89,303)	(1.22)

Net unrealized loss on open futures contracts, at fair value		$(61,795)	(0.84)%

*	Derivatives are not designated as hedging instruments.

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Leveraged Series

For the three and nine months ended September 30, 2013 and 2012 (Unaudited)

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Investment income
Interest	$-	$3,606	$2,561	$7,931

Expenses
Interest	137	-	-	-
Brokerage commissions	25,810	84,228	116,924	271,234
Management fee	32,082	99,440	142,976	320,835
Operating expenses	9,182	30,792	44,539	97,747

Total expenses	67,211	214,460	304,439	689,816

Net investment loss	(67,211)	(210,854)	(301,878)	(681,885)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	214,922	(3,448,041)	(1,255,705)	(4,423,846)
Net change in unrealized depreciation and appreciation on investments	(213,295)	519,466	204,081	53,364
Net realized and unrealized gain (loss)on investments	1,627	(2,928,575)	(1,051,624)	(4,370,482)

Net loss	$(65,584)	$(3,139,429)	$(1,353,502)	$(5,052,367)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the nine months ended September 30, 2013 (Unaudited)

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series
Investors’ interest at December 31, 2012	$1,823,994	$5,070,580	$1,075	$13,142,456	$20,038,105
Subscriptions	─	90,000	─	─	90,000
Redemptions	(329,170)	(2,921,997)	─	(8,184,713)	(11,435,880)
Net loss	(170,290)	(341,140)	(96)	(841,976)	(1,353,502)
Investors’ interest at September 30, 2013	$1,324,534	$1,897,443	$979	$4,115,767	$7,338,723

Shares at December 31, 2012	22,834	52,162	14	129,732
Subscriptions	─	926	─	─
Redemptions	(4,405)	(31,639)	─	(85,375)
Shares at September 30, 2013	18,429	21,449	14	44,357
Net asset value per share: September 30, 2013	$71.87	$88.47	$72.56	$92.79

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the nine months ended September 30, 2012 (Unaudited)

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series
Investors’ interest at December 31, 2011	$2,667,739	$8,842,625	$1,353	$20,998,976	$32,510,693
Subscriptions	98,500	2,497	─	10,009	111,006
Redemptions	(132,670)	(493,523)	─	(1,882,786)	(2,508,979)
Net loss	(463,651)	(1,426,508)	(224)	(3,161,984)	(5,052,367)
Investors’ interest at September 30, 2012	$2,169,918	$6,925,091	$1,129	$15,964,215	$25,060,353

Shares at December 31, 2011	26,110	72,219	14	165,999
Subscriptions	1,005	20	─	79
Redemptions	(1,357)	(4,427)	─	(15,749)
Shares at September 30, 2012	25,758	67,812	14	150,329
Net asset value per share: September 30, 2012	$84.24	$102.12	$83.68	$106.20

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Leveraged Series

For the nine months ended September 30, 2013 and 2012 (Unaudited)

	September 30, 2013	September 30, 2012

Cash flows from operating activities
Net loss	$(1,353,502)		$(5,052,367)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	1,262,225		4,457,800
Net unrealized gain on open futures contracts	(199,934)		(60,320)
Interest receivable	5		1
Other assets	1,073		(1,121)
Brokerage commissions payable	(12,080)		(5,401)
Management fee payable	(16,040)		(6,870)
Accrued expenses	699		(1,052)

Net cash and cash equivalents used in operating activities	(317,554)		(669,330)

Cash flows from financing activities
Subscriptions received, net of selling commissions	─		110,990
Redemptions paid	(12,646,741)		(2,267,848)

Net cash and cash equivalents used in financing activities	(12,646,741)		(2,156,858)

Net decrease in cash and cash equivalents	(12,964,295)		(2,826,188)

Cash and cash equivalents at beginning of period	14,038,218		16,133,233

Cash and cash equivalents at end of period	$1,073,923		$13,307,045
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$21,509		$408,499
Subscriptions recorded which were received in advance	$90,000	$	─

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/N Index Unleveraged Series

As of September 30, 2013 (Unaudited) and December 31, 2012

ASSETS	September 30, 2013	December 31, 2012

Cash and cash equivalents	$124,772,022	$100,936,268
Due from broker	6,154,995	10,366,771
Interest receivable	93,211	50

Total assets	$131,020,228	$111,303,089

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	$1,642,257	$1,950,269
Brokerage commissions payable	32,133	27,512
Management fee payable	55,009	46,682
Accrued expenses	44,271	10,564

Total liabilities	1,773,670	2,035,027

Investors’ interest	129,246,558	109,268,062

Total liabilities and investors’ interest	$131,020,228	$111,303,089

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N Index Unleveraged Series

September 30, 2013 (Unaudited)

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Commodity	491	$(1,642,257)	(1.27)%

Net unrealized loss on open futures contracts, at fair value		$(1,642,257)	(1.27)%

*	Derivatives are not designated as hedging instruments.

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Commodity L/N Unleveraged Series

For the three and nine months ended September 30, 2013 and 2012 (Unaudited)

	For the three months ended September 30,2013	For the three months ended September 30,2012	For the nine months ended September 30,2013	For the nine months ended September 30,2012
Investment income
Interest	$14,736	$9,024	$55,385	$20,455

Expenses
Brokerage commissions	95,152	77,086	275,419	234,346
Management fee	162,427	96,356	460,695	292,932
Operating expenses	138,949	78,412	388,156	237,321

Total expenses	396,528	251,854	1,124,270	764,599

Net investment loss	(381,792)	(242,830)	(1,068,885)	(744,144)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	1,348,420	(561,637)	(4,792,180)	(3,317,351)
Net change in unrealized appreciation and depreciation on investments	541,685	(106,554)	301,091	1,254,369
Net realized and unrealized gain (loss) on investments	1,890,105	(668,191)	(4,491,089)	(2,062,982)

Net income (loss)	$1,508,313	$(911,021)	$(5,559,974)	$(2,807,126)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

For the nine months ended September 30, 2013 (Unaudited)

	Class D Shares	Class E Shares	Total Commodity L/N Unleveraged Series
Investors’ interest at December 31, 2012	$71,782,634	$37,485,428	$109,268,062
Subscriptions	5,523,122	20,015,348	25,538,470
Net loss	(3,440,809)	(2,119,165)	(5,559,974)
Investors’ interest at September 30, 2013	$73,864,947	$55,381,611	$129,246,558

Shares at December 31, 2012	740,605	400,000
Subscriptions	58,790	218,735
Shares at September 30, 2013	799,395	618,735
Net asset value per share: September 30, 2013	$92.40	$89.51

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/N Index Unleveraged Series

For the nine months ended September 30, 2013 and 2012 (Unaudited)

	September 30, 2013	September 30, 2012

Cash flows from operating activities
Net loss	$(5,559,974)	$(2,807,126)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	4,211,776	(8,436,259)
Net unrealized gain on open futures contracts	(308,012)	(1,251,616)
Interest receivable	(93,161)	32
Brokerage commissions payable	4,621	1,438
Management fee payable	8,327	(1,207)
Accrued expenses	33,707	527

Net cash and cash equivalents used in operating activities	(1,702,716)	(12,494,211)

Cash flows from financing activities
Subscriptions received, net of selling commissions	25,538,470	900,000

Net cash and cash equivalents provided by financing activities	25,538,470	900,000

Net increase (decrease) in cash and cash equivalents	23,835,754	(11,594,211)

Cash and cash equivalents at beginning of period	100,936,268	72,318,757

Cash and cash equivalents at end of period	$124,772,022	$60,724,546

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/S Index Unleveraged Series

As of September 30, 2013 (Unaudited) and December 31, 2012

ASSETS	September 30, 2013		December 31, 2012

Cash and cash equivalents		$32,797,813	$43,740,617
Due from broker		4,858,978	4,160,450
Net unrealized gain on open futures contracts, at fair value		65,824	─
Interest receivable		30,932	24

Total assets		$37,753,547	$47,901,091

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	$	─	$923,900
Brokerage commissions payable		11,576	14,978
Management fee payable		16,032	20,132
Accrued expenses		14,094	4,445

Total liabilities		41,702	963,455

Investors’ interest		37,711,845	46,937,636

Total liabilities and investors’ interest		$37,753,547	$47,901,091

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

September 30, 2013 (Unaudited)

Description	Number of contracts	Unrealized (loss) gain	Percentage of investors’ interest

Futures*

Long futures contracts
Commodity	145	$(478,260)	(1.27)%

Short futures contracts
Commodity	(666)	544,084	1.44

Net unrealized gain on open futures contracts, at fair value		$65,824	0.17%

*	Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

December 31, 2012

Description	Number of contracts	Unrealized (loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Commodity	396	$(833,289)	(1.78)%

Short futures contracts
Commodity	(501)	(90,611)	(0.19)

Net unrealized loss on open futures contracts, at fair value		$(923,900)	(1.97)%

*	Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM Commodity L/S Index Unleveraged Series

For the three and nine months ended September 30, 2013 and 2012 (Unaudited)

	For the three months ended September 30, 2013	For the three months ended September 30,2012	For the nine months ended September 30,2013	For the nine months ended September 30,2012
Investment income
Interest	$3,550	$3,659	$19,417	$8,625

Expenses
Brokerage commissions	38,085	54,702	125,716	166,007
Management fee	47,604	68,377	157,145	207,508
Operating expenses	40,289	52,114	133,692	157,327

Total expenses	125,978	175,193	416,553	530,842

Net investment loss	(122,428)	(171,534)	(397,136)	(522,217)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	476,242	(7,988,048)	(2,276,495)	(9,669,780)
Net change in unrealized depreciation and appreciation on investments	(233,770)	1,029,803	986,310	31,063

Net realized and unrealized gain (loss) on investments	242,472	(6,958,245)	(1,290,185)	(9,638,717)

Net income (loss)	$120,044	$(7,129,779)	$(1,687,321)	$(10,160,934)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

For the nine months ended September 30, 2013 (Unaudited)

Total Commodity L/S Unleveraged Series
Investors’ interest at December 31, 2012	$46,937,636
Subscriptions	11,500,000
Redemptions	(19,038,470)
Net loss	(1,687,321)
Investors’ interest at September 30, 2013	$37,711,845

Shares at December 31, 2012	530,192
Subscriptions	133,049
Redemptions	(223,267)
Shares at September 30, 2013	439,974
Net asset value per share: September 30, 2013	$85.71

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/S Index Unleveraged Series

For the nine months ended September 30, 2013 and 2012 (Unaudited)

	September 30, 2013	September 30, 2012

Cash flows from operating activities
Net loss	$(1,687,321)	$(10,160,934)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(698,528)	(3,069,857)
Net unrealized gain on open futures contracts	(989,724)	(30,455)
Interest receivable	(30,908)	(41)
Brokerage commissions payable	(3,402)	851
Management fee payable	(4,100)	2,121
Accrued expenses	9,649	524

Net cash and cash equivalents used in operating activities	(3,404,334)	(13,257,791)

Cash flows from financing activities
Subscriptions received, net of selling commissions	11,500,000	10,300,000
Redemption paid	(19,038,470)	(511,710)

Net cash and cash equivalents (used in)provided by financing activities	(7,538,470)	9,788,290

Net decrease in cash and cash equivalents	(10,942,804)	(3,469,501)

Cash and cash equivalents at beginning of period	43,740,617	45,452,407

Cash and cash equivalents at end of period	$32,797,813	$41,982,906

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

Trust Total

As of September 30, 2013 (Unaudited) and December 31, 2012

ASSETS	September 30, 2013	December 31, 2012

Cash and cash equivalents	$199,803,859	$195,312,622
Due from broker	20,774,926	26,552,291
Net unrealized gain on open futures contracts, at fair value	65,824	─
Interest receivable	201,783	92
Other assets	─	1,073

Total assets	$220,846,392	$221,866,078

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$375,425	$1,643,495
Net unrealized loss on open futures contracts, at fair value	1,832,313	3,311,489
Brokerage commissions payable	67,041	76,661
Management fee payable	101,084	111,351
Subscriptions received in advance	30,000	2,040,000
Accrued expenses	78,766	25,002

Total liabilities	2,484,629	7,207,998

Investors’ interest	218,361,763	214,658,080

Total liabilities and investors’ interest	$220,846,392	$221,866,078

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

September 30, 2013 (Unaudited)

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*

Long futures contracts	145	$(478,260)	(0.22)%
Commodity

Short futures contracts	(666)	544,084	0.25
Commodity

Net unrealized gain on open futures contracts, at fair value		$65,824	0.03%

Long futures contracts
Financial	88	$308,060	0.14%
Commodity	555	(1,857,276)	(0.85)
	643	(1,549,216)	(0.71)

Short futures contracts
Financial	(260)	(495,748)	(0.23)
Commodity	(291)	212,651	0.10
	(551)	(283,097)	(0.13)
Net unrealized loss on open futures contracts, at fair value		$(1,832,313)	(0.84)%

*	Derivatives are not designated as hedging instruments.

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Trust Total

For the three and nine months ended September 30, 2013 and 2012 (Unaudited)

	For the three months ended September 30,2013	For the three months ended September 30,2012	For the nine months ended September 30,2013	For the nine months ended September 30,2012
Investment income
Interest	$21,979	$24,384	$95,329	$53,765

Expenses
Interest	137	─	─	─
Brokerage commissions	207,821	265,092	663,034	814,254
Management fee	303,706	322,880	941,163	991,449
Operating expenses	239,085	210,849	714,422	632,883

Total expenses	750,749	798,821	2,318,619	2,438,586

Net investment loss	(728,770)	(774,437)	(2,223,290)	(2,384,821)

Realized and unrealized gain (loss) gain on investments
Net realized gain (loss) on investments	2,397,432	(13,665,446)	(9,322,783)	(19,464,947)
Net change in unrealized depreciation and appreciation on investments	(305,401)	1,672,570	1,544,130	1,375,500
Net realized and unrealized gain (loss) on investments	2,092,031	(11,992,876)	(7,778,653)	(18,089,447)

Net income (loss)	$1,363,261	$(12,767,313)	$(10,001,943)	$(20,474,268)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

Trust Total

For the nine months ended September 30, 2013 (Unaudited)

Total investor interest ($100 par value per share)
Investors’ interest at December 31, 2012	$214,658,080
Subscriptions	54,123,470
Redemptions	(40,417,844)
Net loss	(10,001,943)
Investors’ interest at September 30, 2013	$218,361,763

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Trust Total

For the nine months ended September 30, 2013 and 2012 (Unaudited)

	September 30, 2013	September 30, 2012

Cash flows from operating activities
Net loss	$(10,001,943)	$(20,474,268)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	5,777,365	(4,979,955)
Net unrealized gain on open futures contracts	(1,545,000)	(1,380,503)
Interest receivable	(201,691)	(56)
Other assets	1,073	(1,121)
Brokerage commissions payable	(9,620)	(3,306)
Management fee payable	(10,267)	(3,593)
Accrued expenses	53,764	761

Net cash and cash equivalents used in operating activities	(5,936,319)	(26,842,041)

Cash flows from financing activities
Subscriptions received, net of selling commissions	52,113,470	20,251,443
Redemptions paid	(41,685,914)	(6,274,863)

Net cash and cash equivalents provided by financing activities	10,427,556	13,976,580

Net increase (decrease) in cash and cash equivalents	4,491,237	(12,865,461)

Cash and cash equivalents at beginning of period	195,312,622	164,357,434

Cash and cash equivalents at end of period	$199,803,859	$151,491,973
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$375,425	$657,609
Subscriptions recorded which were received in advance	$2,040,000	$5,245,000

See Notes to Unaudited Condensed Financial Statements.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2013

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

At September 30, 2013, the MLM Index™ Fund is comprised of four series: the MLM Index™ Unleveraged Series (“Unleveraged Series”), the MLM Index™ Leveraged Series (“Leveraged Series”), the MLM Commodity L/N Index Unleveraged Series (“Commodity L/N” or “Commodity L/N Unleveraged Series”) and the MLM Commodity L/S Index Unleveraged Series (“Commodity L/S” or “Commodity L/S Unleveraged Series”).  MLM Index™ Fund and its series are collectively referred to herein as the “Trust”.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted.  In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial positions of the Trust and each Series as of September 30, 2013 and the results of its operations for the three and nine months ended September 30, 2013 and 2012.  The operating results for these interim periods may not be indicative of the results expected for a full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2013

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

Due from Broker

Each Series' trading activities utilize one broker located in the United States. Due from broker represents cash balances held, and amounts receivable or payable for transactions not settled at September 30, 2013 and December 31, 2012.

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
September 30, 2013

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

As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2013 and December 31, 2012, all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

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

All of the Series of the Trust recognize tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions were “more likely than not” to be sustained assuming examination by tax authorities.  The Manager has reviewed all of the Series of the Trust’s tax positions for all open years (after December 31, 2008) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements.  The Trust has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense.  The 2010 through 2012 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Redemptions Payable

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value of each Series by the number of outstanding investors’ interests for that Series.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2013

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

September 30, 2013	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Institutional Treasury Money Market Fund	$1,756,000	$4,000	$736,000	$3,000	$2,499,000
U.S. Government Agency Securities	39,329,399	1,049,983	123,878,438	32,729,326	196,987,146
Cash	73,424	18,045	156,417	64,310	312,196
Cash in Checking Account	1,278	1,895	1,167	1,177	5,517
Total	$41,160,101	$1,073,923	$124,772,022	$32,797,813	$199,803,859

December 31, 2012	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Institutional Treasury Money Market Fund	$2,131,000	$106,000	$5,854,000	$2,810,000	$10,901,000
U.S. Government Agency Securities	34,448,123	13,909,442	95,046,037	40,898,280	184,301,882
Cash	16,612	21,661	34,297	30,459	103,029
Cash in Checking Account	1,784	1,115	1,934	1,878	6,711
Total	$36,597,519	$14,038,218	$100,936,268	$43,740,617	$195,312,622

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2013

4. Investors’ Interest

The Trust is comprised of four active series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage (collectively, the “Series”).  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.  Class A, Class B, Class C, Class D and Class E shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager. As of September 30, 2013, the Commodity L/N Leveraged Series and the Commodity L/S Leveraged Series have not commenced trading and have no assets. In addition, as of September 30, 2013, the Commodity L/N Unleveraged Series and the Commodity L/S Unleveraged Series have never had any investors in classes A, B or C.  Furthermore, as of September 30, 2013, the Unleveraged Series, Leveraged Series and the Commodity L/S Unleveraged Series have never had any investors in class E.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account.

The Class A and Class C shares are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

5. Margin Requirements

The Trust had margin requirements as follows at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Unleveraged Series	$958,754	$870,317
Leveraged Series	482,554	1,318,779
Commodity L/N Unleveraged Series	2,276,725	3,720,401
Commodity L/S Unleveraged Series	1,641,888	2,117,698
Total	$5,359,921	$8,027,195

Each Series' margin requirements were satisfied by net unrealized profits and cash at the broker.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2013

6. Management Fee and Other Fees and Expenses

Each Series pays the Manager a management fee as a percentage of net assets, as of the first day of each month at the annualized rates as follows:

	Unleveraged, Commodity L/N Unleveraged Series, and Commodity L/S Unleveraged Series
	Brokerage fee	Management fee	Organizational fee	Operating expense	Selling expense	Total fees and commissions

Class A	N/A**	2.70%	N/A*	N/A**	4.00%	6.70%
Class B	N/A**	1.70%	N/A*	N/A**	N/A	1.70%
Class C	N/A**	1.75%	N/A	N/A**	4.00%	5.75%
Class D	N/A**	1.25%	N/A	N/A**	N/A	1.25%
Class E	N/A**	1.00%	N/A	N/A**	N/A	1.00%

	Leveraged, Commodity L/N Leveraged and Commodity L/S Leveraged Series
	Brokerage fee	Management fee	Organizational fee	Operating expense	Selling expense	Total fees and commissions

Class A	N/A**	4.90%	N/A*	N/A**	4.00%	8.90%
Class B	N/A**	3.40%	N/A*	N/A**	N/A	3.40%
Class C	N/A**	3.30%	N/A	N/A**	4.00%	7.30%
Class D	N/A**	2.55%	N/A	N/A**	N/A	2.55%
Class E	N/A**	2.00%	N/A	N/A**	N/A	2.00%

* Effective January 1, 2010.
** Effective May 13, 2013, brokerage fee and operating expense are included in the management fee charged by the Manager.

Each Series pays the cash manager and banking fees directly.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2013

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

The following tables reflect the fair value of each Series derivative financial instruments at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
Unleveraged Series	Asset	Liability	Asset	Liability
Financial futures	$230,944	$(352,557)	$126,175	$(104,540)
Commodity futures	243,813	(250,461)	83,089	(280,315)
Total	$474,757	$(603,018)	$209,264	$(384,855)

	September 30, 2013		December 31, 2012
Leveraged Series	Asset	Liability	Asset	Liability
Financial futures	$108,717	$(174,792)	$198,609	$(163,539)
Commodity futures	129,675	(125,395)	132,411	(429,210)
Total	$238,392	$(300,187)	$331,020	$(592,749)

	September 30, 2013			December 31, 2012
Commodity L/N Unleveraged Series	Asset		Liability	Asset	Liability
Commodity futures	$	─	$(1,642,257)	$332,947	$(2,283,216)
Total	$	─	$(1,642,257)	$332,947	$(2,283,216)

	September 30, 2013		December 31, 2012
Commodity L/S Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$886,499	$(820,675)	$427,747	$(1,351,647)
Total	$886,499	$(820,675)	$427,747	$(1,351,647)

	September 30, 2013		December 31, 2012
Trust Total	Asset	Liability	Asset	Liability
Financial futures	$339,661	$(527,349)	$324,784	$(268,079)
Commodity futures	1,259,987	(2,838,788)	976,194	(4,344,388)
Total	$1,599,648	$(3,366,137)	$1,300,978	$(4,612,467)

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2013

7. Derivative Financial Instruments (continued)

The following tables reflect the realized and unrealized gains (losses) from derivative financial instruments for the three months and nine months ended September 30, 2013 and 2012.  (Included in the unrealized gain (loss) amounts on the Condensed Statement of Operations for September 30, 2013 and September 30, 2012, are unrealized gains (losses) from U.S. Government Agency Securities and unrealized gains (losses) from currency positions.):

	Three months ended September 30, 2013			Three months ended September 30, 2012
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$177,709	$(301,242)	$(123,533)	$(232,712)	$53,826	$(178,886)
Commodity futures	180,139	(98,332)	81,807	(1,435,008)	165,664	(1,269,344)
Total	$357,848	$(399,574)	$(41,726)	$(1,667,720)	$219,490	$(1,448,230)

	Three months ended September 30, 2013			Three months ended September 30, 2012
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$105,806	$(169,569)	$(63,763)	$(425,663)	$105,305	$(320,358)
Commodity futures	109,116	(42,115)	67,001	(3,022,378)	395,301	(2,627,077)
Total	$214,922	$(211,684)	$3,238	$(3,448,041)	$500,606	$(2,947,435)

	Three months ended September 30, 2013			Three months ended September 30, 2012
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$1,348,420	$543,354	$1,891,774	$(561,637)	$(107,967)	$(669,604)
Total	$1,348,420	$543,354	$1,891,774	$(561,637)	$(107,967)	$(669,604)

	Three months ended September 30, 2013			Three months ended September 30, 2012
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$476,242	$(232,884)	$243,358	$(7,988,048)	$1,029,087	$(6,958,961)
Total	$476,242	$(232,884)	$243,358	$(7,988,048)	$1,029,087	$(6,958,961)

	Three months ended September 30, 2013			Three months ended September 30, 2012
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$283,515	$(470,811)	$(187,296)	$(658,375)	$159,131	$(499,244)
Commodity futures	2,113,917	170,023	2,283,940	(13,007,071)	1,482,085	(11,524,986)
Total	$2,397,432	$(300,788)	$2,096,644	$(13,665,446)	$1,641,216	$(12,024,230)

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2013

7. Derivative Financial Instruments (continued)

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(681,784)	$(143,248)	$(825,032)	$(336,789)	$20,962	$(315,827)
Commodity futures	(316,619)	190,578	(126,041)	(1,717,181)	17,150	(1,700,031)
Total	$(998,403)	$47,330	$(951,073)	$(2,053,970)	$38,112	$(2,015,858)

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(599,596)	$(101,145)	$(700,741)	$(809,276)	$14,036	$(795,240)
Commodity futures	(656,109)	301,079	(355,030)	(3,614,570)	46,284	(3,568,286)
Total	$(1,255,705)	$199,934	$(1,055,771)	$(4,423,846)	$60,320	$(4,363,526)

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(4,792,180)	$308,012	$(4,484,168)	$(3,317,351)	$1,251,616	$(2,065,735)
Total	$(4,792,180)	$308,012	$(4,484,168)	$(3,317,351)	$1,251,616	$(2,065,735)

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(2,276,495)	$989,724	$(1,286,771)	$(9,669,780)	$30,455	$(9,639,325)
Total	$(2,276,495)	$989,724	$(1,286,771)	$(9,669,780)	$30,455	$(9,639,325)

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(1,281,380)	$(244,393)	$(1,525,773)	$(1,146,065)	$34,998	$(1,111,067)
Commodity futures	(8,041,403)	1,789,393	(6,252,010)	(18,318,882)	1,345,505	(16,973,377)
Total	$(9,322,783)	$1,545,000	$(7,777,783)	$(19,464,947)	$1,380,503	$(18,084,444)

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2013

7. Derivative Financial Instruments (continued)

The following tables reflect the trading activity for derivative financial instruments for the three months and nine months ended September 30, 2013 and 2012:

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Three months ended September 30, 2013	Three months ended September 30, 2013	Three months ended September 30, 2012	Three months ended September 30, 2012
Unleveraged	517	513	598	642
Leveraged	278	311	1,167	1,396
Commodity L/N	414	628	1,223	321
Commodity L/S	695	648	1,451	1,814
Trust Total	1,904	2,100	4,439	4,173

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Nine months ended September 30, 2013	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Nine months ended September 30, 2012
Unleveraged	2,025	1,943	1,763	1,760
Leveraged	1,760	2,107	3,945	4,273
Commodity L/N	2,669	3,093	2,356	1,396
Commodity L/S	3,798	3,884	5,363	5,538
Trust Total	10,252	11,027	13,427	12,967

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2013

8. Financial Highlights

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the nine months ended September 30, 2013:

	Unleveraged Series				Leveraged Series				Commodity L/N Unleveraged Series		Commodity L/S Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class E Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2012	$105.41	$121.13	$106.27	$110.17	$79.88	$97.21	$79.67	$101.31	$96.92	$93.71	$88.53
Loss from investment operations:
Net investment expense	(1.46)	(0.80)	(1.09)	(0.73)	(1.84)	(1.21)	(1.42)	(1.26)	(0.61)	(0.59)	(0.56)
Net realized and unrealized loss on investment transactions	(2.98)	(3.42)	(2.66)	(2.75)	(6.17)	(7.53)	(5.69)	(7.26)	(3.91)	(3.61)	(2.26)
Total from investment operations	(4.44)	(4.22)	(3.75)	(3.48)	(8.01)	(8.74)	(7.11)	(8.52)	(4.52)	(4.20)	(2.82)
Net asset value per share at September 30, 2013	$100.97	$116.91	$102.52	$106.69	$71.87	$88.47	$72.56	$92.79	$92.40	$89.51	$85.71

Total Return:	(4.21)%	(3.48)%	(3.53)%	(3.16)%	(10.03)%	(8.99)%	(8.92)%	(8.41)%	(4.66)%	(4.48)%	(3.19)%

Ratio to Average Investors’ Interest:
Net investment expense	(1.50)%	(0.77)%	(1.37)%	(0.66)%	(2.54)%	(1.45)%	(1.89)%	(1.48)%	(0.64)%	(0.63)%	(0.66)%
Expenses	(1.54)%	(0.82)%	(1.44)%	(0.70)%	(2.56)%	(1.47)%	(1.90)%	(1.51)%	(0.69)%	(0.67)%	(0.71)%

Total return is calculated as the change in the net asset value per share for the nine months ended September 30, 2013.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the nine months ended September 30, 2013.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2013

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

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2013

9.Subsequent Events

From October 1, 2013 through November 8, 2013, the Trust had subscriptions of approximately $1.8 million for the Commodity L/N Unleveraged Series and $142,000 for the Commodity L/S Unleveraged Series.  There were no subscriptions for the Unleveraged Series or the Leveraged Series.

The Trust had redemptions of approximately $863,000 and $666,000 for the Unleveraged and Leveraged Series, respectively.  There were no redemptions for the Commodity L/N Unleveraged Series or Commodity L/S Unleveraged Series.

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

Index
Liquidity

The majority of each Series' assets are held in liquid short-term interest rate instruments. Each Series takes substantial exposure in futures markets, which requires relatively small deposits, called margin, to hold the positions. As of September 30, 2013, increases (decreases) in cash and cash equivalents amounted to approximately $4.6m, ($13.0m), $23.8m and ($10.9m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively.  As at September 30, 2013, increases (decreases) in due from broker amounted to approximately $1.0m, $1.3m, $4.2m and $(0.7m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. Net cash used in operations amounted to approximately $(0.5m), $(0.3m), $(1.7m) and $(3.4m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. For the period ended September 30, 2013 the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series generated net (loss) from operations of approximately $(1.4m), $(1.4m), $(5.6m) and $(1.7m), respectively. In general, each unleveraged Series will have about 5% of its assets on deposit with brokers as margin and each leveraged Series will have about 15% of its assets on deposit with brokers as margin, with the balance held in custodial accounts with a major financial institution.

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

Each Series incurs various kinds of credit risk in its operations. In order to facilitate the trading of a Series, assets must be placed with Futures Commission Merchants. Management of the Trust deals only with established registered firms, and monitors their financial condition on an ongoing basis. In addition, if a Series were to enter into over-the-counter transactions (“OTC transactions”), additional counterparty risk would be incurred. There were no OTC transactions during the three months ended September 30, 2013 in any Series.

Results of Operations

At September 30, 2013 and December 31, 2012, the Series of the Trust had assets as follows:

Trust Series	September 30, 2013	December 31, 2012
Unleveraged Series	$44,629,459	$40,991,142
Leveraged Series	$7,443,158	$21,670,756
Commodity L/N Unleveraged Series	$131,020,228	$111,303,089
Commodity L/S Unleveraged Series	$37,753,547	$47,901,091
Total	$220,846,392	$221,866,078

At September 30, 2013 and December 31, 2012, the Series of the Trust had liabilities as follows:

Trust Series	September 30, 2013	December 31, 2012
Unleveraged Series	$564,822	$2,576,865
Leveraged Series	$104,435	$1,632,651
Commodity L/N Unleveraged Series	$1,773,670	$2,035,027
Commodity L/S Unleveraged Series	$41,702	$963,455
Total	$2,484,629	$7,207,998

Net loss from operations for the Series of the Trust for the nine months ended September 30, 2013 and September 30, 2012 was as follows:

Trust Series	September 30, 2013	September 30, 2012
Unleveraged Series	$(1,401,146)	$(2,453,841)
Leveraged Series	$(1,353,502)	$(5,052,367)
Commodity L/N Unleveraged Series	$(5,559,974)	$(2,807,126)
Commodity L/S Unleveraged Series	$(1,687,321)	$(10,160,934)
Total	$(10,001,943)	$(20,474,268)

Index
The Trust’s net (loss) income is directly related to the performance of the MLM Index™, which the Trust is designed to replicate.    For the nine months ended September 30, 2013, MLM Index™ performance and its subsets were (2.16%), (3.69%) and (1.83%) for the MLM Index, MLM Commodity Index L/N and the MLM Commodity Index L/S respectively.  Performance was (4.71%), (2.55%) and (15.56%) respectively for the same period ended September 30, 2012.  A Series' performance may be negative in years when the MLM Index™ is positive or have greater losses when the MLM Index™ is negative due to the timing of subscriptions and redemptions, and the fees charged. Since inception of the Trust, the correlation of monthly results between each Series and the MLM Index™ and its subsets adjusted for fees is 0.99.

The following table represents the performance by class for the MLM Index™ Fund for the nine months ended September 30, 2013 and September 30, 2012.

September 30, 2013

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class E Shares	Class D Shares

Total Return:	(4.21)%	(3.48)%	(3.53)%	(3.16)%	(10.03)%	(8.99)%	(8.92)%	(8.41)%	(4.66)%	(4.48)%	(3.19)%

September 30, 2012

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series	Unleveraged Commodity L/S Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class D Shares

Total Return:	(6.94)%	(6.24)%	(6.28)%	(5.92)%	(17.55)%	(16.60)%	(16.53)%	(16.05)%	(3.57)%	(16.69)%

The components of the return of the MLM Index™ are the capital gains earned from the changes in futures market prices, and the interest income earned on cash balances. The mechanics and rules of futures markets allow the Trust to earn interest on approximately 100% of the assets in the Trust. The interest income takes two forms, directly from the Trust's futures broker paid on the margin deposits held by the broker, and excess cash.

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

2.
For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability.  It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude.  The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution.  For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100).  To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.  For daily returns, this estimate is a loss of 1.15%.  For monthly returns the estimate is a loss of 6.60%.

3.
To ascertain a dollar loss amount for each Series, the assets of the Series as of September 30, 2013 are multiplied by the estimate of the risk calculated in step 2 above.  The risk estimate is based on the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets.  Based on the asset levels as of September 30, 2013, the manager estimates that the amount each Series of the Trust could expect to lose as follows in any given day and in any given month.

Trust Series	Any Given Day	Any Given Month
Unleveraged Series	$263,752	$2,690,152
Leveraged Series	$131,963	$1,345,965
Commodity L/N Unleveraged Series	$1,667,135	$6,281,110
Commodity L/S Unleveraged Series	$637,924	$5,243,401

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

The President and the Chief Financial Officer of the Manager (collectively the “Certifying Officers”), as well as the other key members of our management, maintain a system of disclosure controls and procedures with respect to each Series individually, as well as the Trust as a whole, that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner.

Index
(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this quarterly Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures with respect to each Series individually, as well as the Trust as a whole, and have concluded that our disclosure controls and procedures with respect to each Series individually, as well as the Trust as a whole, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on such evaluation we have concluded these disclosure controls are effective as of September 30, 2013.
(b) Changes in internal control over financial reporting. There has been no change in management’s internal control over financial reporting that occurred in the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, management’s internal control over financial reporting with respect to each Series individually, as well as the Trust as a whole.

The Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer, Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer, Section 1350 Certification of Principal Executive Officer and Section 1350 Certification of Principal Financial Officer, included as Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2 hereto, respectively, are applicable with respect to each Series individually, as well as to the Trust as a whole.

Index
Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Manager is not aware of any proceedings threatened or pending against the Trust and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.

Item 1a.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Unleveraged Series				Leveraged Series					Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D		Class D	Class E	Class D
Jul-13 Subscriptions	$-	$-	$-	$-	$-	$-	$-	$		$-	$-	$-
Subscriptions Units	-	-	-	-	-	-	-			-	-	-
# of Purchasers	-	-	-	-	-	-	-			-	-	-
Unit Price	$101.79	$117.56	$103.10	$107.16	$72.95	$89.45	$73.35		$93.62	$91.35	$88.43	$85.44

Aug-13 Subscriptions	$-	$-	$-	$2,100,000	$-	$-	$-		$-	$-	$-	$-
Subscriptions Units	-	-	-	19,580	-	-	-		-	-	-	-
# of Purchasers	-	-	-	1	-	-	-		-	-	-	-
Unit Price	$101.75	$117.61	$103.15	$107.25	$73.07	$89.71	$73.57		$93.96	$93.00	$90.05	$86.78

Sep-13 Subscriptions	$-	$-	$-	$55,000	$-	$-	$-		$-	$-	$-	$-
Subscriptions Units	-	-	-	511	-	-	-		-	-	-	-
# of Purchasers	-	-	-	1	-	-	-		-	-	-	-
Unit Price	$101.89	$117.88	$103.38	$107.53	$73.64	$90.52	$74.24		$94.88	$94.39	$91.42	$87.45

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Index
Item 6.	Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By:	Mount Lucas Management LP
Its:	Manager

By:	/s/ Timothy J. Rudderow, Sr
Timothy J. Rudderow, Sr
President

Date: November 8, 2013