Form 10-K
period 2013-12-31
MLM INDEX FUND
filed 2014-02-21
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
Form 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of June 30, 2013, the aggregate fair value of the business trust units of the Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $45.5 million, the aggregate fair value of the business trust units of the Leveraged Series of the registrant held by non-affiliates of the registrant was approximately $9.0 million, the aggregate fair value of the business trust units of the Commodity L/N Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $127.7 million, and the aggregate fair value of the business trust units of the Commodity L/S Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $37.6 million.

The registrant has no voting shares or public float.  As of February 21, 2014, the Trust had in issuance 11,164; 6,673; 11; 337,912 Unleveraged Series trust units in the A, B, C, and D classes respectively; 4,708; 12,267; 13; 30,509 Leveraged Series trust units in the A, B, C and D classes respectively; 824,406; 618,734 Commodity L/N Unleveraged Series trust units in the D and E classes respectively and 441,628 Commodity L/S Unleveraged Series in Class D.

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

Mount Lucas Management LP (the “Manager”), a Delaware limited partnership, acts as the manager and trading advisor of the Trust. The Manager was formed in 1986 to act as an investment manager. As of December 31, 2013, the Manager had approximately $1.4 billion of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940, a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

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

In attempting to replicate the MLM Index™, the Manager will invest in the same markets as the MLM Index™; use the same algorithm to determine long versus short positions; make the same allocations to each market; and generally execute positions at almost the same time. The Manager may also use swaps in attempting to replicate the MLM Index™. These swaps would be agreements with dealers to provide the returns which are the same as holding a specific number of futures contracts in a specific market, without holding the actual contracts. The economic effect on the Trust would be substantially identical to holding futures contracts. However, since the holder of swaps assumes additional counterparty risk, swaps are only held infrequently. For the year ended and as of December 31, 2013, none of the Series of the Trust neither held nor hold any swap positions.

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

Year	Annual Return	Annual Return	Annual Return
	MLM Index	MLM Commodity Long/Short Index	MLM Commodity Long/Neutral Index
2003	3.92	6.41	16.21
2004	3.52	19.13	16.66
2005	3.75	4.56	16.67
2006	0.40	-4.28	-1.76
2007	2.87	2.19	16.71
2008	13.60	34.05	-1.40
2009	-2.71	-7.19	8.01
2010	3.49	5.28	11.49
2011	4.49	3.30	-2.80
2012	-5.94	-21.24	-8.40
2013	-0.87	-2.21	-4.55

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

Brokerage Fee*

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

* As of May 1, 2013 the Brokerage Fee is included in the Management Fee.

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

Unleveraged Series, Commodity L/S Unleveraged Series and Commodity L/N Unleveraged Series
Class A                          2.70% of net asset value
Class B                          1.70% of net asset value
Class C                          1.75% of net asset value
Class D                          1.25% of net asset value
Class E                          1.00% of net asset value

Leveraged Series
Class A                          4.90% of net asset value
Class B                          3.40% of net asset value
Class C                          3.30% of net asset value
Class D                          2.55% of net asset value
Class E                          2.00% of net asset value

The management fee is determined and paid as of the first day of each calendar month. For purposes of determining the management fee, there is no reduction for:

(1)	accrued management fees,
(2)	any allocation or reallocation of assets effective as of the day the management fee is being calculated, or
(3)	any distributions or redemptions as of the day the management fee is being calculated.

The Manager pays from the management fee an annual fee for interests sold by authorized selling agents appointed by the Manager for the Class A Series, in the amount of 100 basis points for the Unleveraged Series, Commodity L/N Unleveraged Series and Commodity L/S Unleveraged Series and 150 basis points for the Leveraged Series of the Trust's net asset value for each respective series; and for the Class C Series, in the amount of 50 basis points for the Unleveraged Series, Commodity L/N Unleveraged Series and Commodity L/S Unleveraged Series  and 50 basis points for the Leveraged Series, L/N Leveraged Series and Commodity L/S Leveraged Series of the Trust's net asset value for each respective series.  As of December 31, 2013, the L/N Leveraged Series and Commodity L/S Leveraged Series of the Trust have not commenced trading and have no assets.

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

Operating and Administrative Expenses

The Manager pays all legal, accounting and other routine administrative expenses and fees, including fees to the Trustee from its management fee. Prior to May 2013 the Fund paid the Manager a separate Administrative fee.  There was no change in the total fees paid to the Manager subsequent to May 2013.  The Trustee is paid an annual fee and reimbursed for out-of-pocket expenses.  Each Series pays its own cash manager fees and banking fees.  The relevant series generally pays any extraordinary expenses, including legal claims and liabilities and litigation costs and any indemnification related thereto. To the extent the extraordinary expenses arise as a result of the gross negligence or willful misconduct of the Manager, the Manager may be deemed responsible to pay the extraordinary expenses to that extent.

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

Substantial Expenses Will Cause Losses for the Trust Unless Offset by Profits and Interest Income

Prior to May 2013, each Series paid the Manager brokerage fees, management fees and operating and administrative expenses. Each of these fees was a percentage of the Net Asset Value of the Series.  For administrative convenience these fees were included in the management fee beginning in May 2013.  There was no change in the total fees paid by each Series as a result.  In addition, certain investors are subject to a selling commission.

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

There currently is no established public trading market for the interests. As of December 31, 2013, approximately $39 million Unleveraged Series interests were held by 107 owners, $4 million Leveraged Series interests were held by 59 owners, $129 million Commodity L/N Unleveraged Series interests were held by 14 owners and $38 million Commodity L/S Unleveraged Series interests were held by 5 owners.

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

Recent Sales of Unregistered Securities

From October 1, 2013 to December 31, 2013, a total of 32,460 interests were sold for the aggregate net subscription amount of $3,142,000. Total number of purchasers was 6.  There were no non-accredited investors during this period. Details of the sale of these interests are as follows:

Series	Date	Subscriptions	Units	Price	# of Purchasers

Unleveraged A Units	10/1/2013	$0	0	$0	0
Unleveraged B Units	10/1/2013	0	0	0	0
Unleveraged C Units	10/1/2013	0	0	0	0
Unleveraged D Units	10/1/2013	30,000	281	106.69	1
Unleveraged A Units	11/1/2013	0	0	0	0
Unleveraged B Units	11/1/2013	0	0	0	0
Unleveraged C Units	11/1/2013	0	0	0	0
Unleveraged D Units	11/1/2013		0	0	0
Unleveraged A Units	12/1/2013	0	0	0	0
Unleveraged B Units	12/1/2013	0	0	0	0
Unleveraged C Units	12/1/2013	0	0	0	0
Unleveraged D Units	12/1/2013	1,170,000	10,919	107.15	2
Total Unleveraged Series		1,200,000	11,200		3

Leveraged A Units	10/1/2013	0	0	0	0
Leveraged B Units	10/1/2013	0	0	0	0
Leveraged C Units	10/1/2013	0	0	0	0
Leveraged D Units	10/1/2013	0	0	0	0
Leveraged A Units	11/1/2013	0	0	0	0
Leveraged B Units	11/1/2013	0	0	0	0
Leveraged C Units	11/1/2013	0	0	0	0
Leveraged D Units	11/1/2013	0	0	0	0
Leveraged A Units	12/1/2013	0	0	0	0
Leveraged B Units	12/1/2013	0	0	0	0
Leveraged C Units	12/1/2013	0	0	0	0
Leveraged D Units	12/1/2013	0	0	0	0
Total Leveraged Series		0	0		0

Commodity L/N D Units	10/1/2013	0	0	0	0
Commodity L/N E Units	10/1/2013	0	0	0	1
Commodity L/N D Units	11/1/2013	1,800,000	19,607	91.80	2
Commodity L/N E Units	11/1/2013	0	0	0	0
Commodity L/N D Units	12/1/2013	0	0	0	0
Commodity L/N E Units	12/1/2013	0	0	0	0
Total Commodity L/N Series		1,800,000	19,607	0	2

Commodity L/S D Units	10/1/2013	0	0	0	0
Commodity L/S D Units	11/1/2013	142,000	1,653	85.91	1
Commodity L/S D Units	12/1/2013	0	0	0	0
Total Commodity L/S Series		142,000	1,653		1

Trust Total		$3,142,000	32,460		6

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

The Comparison of Five-Year Cumulative Total Returns Graphs, set forth below, assumes that an investment in units in the Trust, and the MLM Index™, was $100 on December 31, 2008 or the start date of the Series, whichever occurred later. The Cumulative Total Return is based on unit price appreciation (there were no dividends declared or paid during the period) from December 31, 2008 through December 31, 2013.

Comparison of Five-Year Cumulative Total Return
Between MLM Index TM and the MLM Index Fund Unleveraged and Leveraged Series A

$110
$105
$100
$95
$90
$85
$80
$75
$70
$65
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
MLM Index
MLM Index Fund - Leveraged Series, Class A
MLM Index Fund - Unleveraged Series, Class A

Comparison of Five-Year Cumulative Total Return[1]
Between MLM Commodity LS and the MLM Index Fund Commodity LN Unleveraged Series D

$120
$115
$110
$105
$100
$95
$90
$85
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
MLM Commodity LN
Commod LN CID

Comparison of Five-Year Cumulative Total Return*
Between MLM Index Commodity LS Index and MLM Index Fund Commodity Fund LS Unleveraged Series D

$125
$120
$115
$110
$105
$100
$95
$90
$85
$80
Jul-09
Nov-09
Mar-10
Jul-10
Nov-10
Mar-11
Jul-11
Nov-11
Mar-12
Jul-12
Nov-12
Mar-13
Jul-13
Nov-13
MLM Commod LS
Commod LS CID

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
MLM Index™	97.29	100.69	105.21	98.96	98.10
MLM Commodity Long/Neutral Index	101.65	113.34	110.16	100.90	96.31
MLM Commodity Long/Short Index	107.23	112.90	116.63	91.85	89.82
MLM Index Fund - Unleveraged Series, Class A	94.72	95.24	96.67	88.13	84.91
MLM Index Fund - Leveraged Series, Class A	86.30	90.38	97.20	76.00	70.25
MLM Index Fund – Commodity L/N Unleveraged Series, Class D	102.00	112.15	107.30	96.93	89.49
MLM Index Fund – Commodity L/S Unleveraged Series, Class D	108.17	112.51	114.29	88.50	85.06

Item 6.	Selected Financial Data

The Trust began trading on January 4, 1999. Set forth below is certain selected historical data for the Trust and each of its respective Series for the 5 years ended December 31, 2013 (or such period as a Series was outstanding). The selected historical financial data were derived from the financial statements of the Trust, which were audited by EisnerAmper LLP for years 2009 through 2013. The information set forth below should be read in conjunction with the Financial Statements and notes thereto contained elsewhere in this document.

Years Ended December 31,

	2013	2012	2011	2010	2009

Operations Data:
Realized Gains (Losses)
Unleveraged Series	$(1,145,241)	$(2,406,722)	$3,313,468	$(13,088)	$324,223
Leveraged Series	(1,256,245)	(5,091,692)	7,501,827	(731,228)	198,011
Commodity L/N Unleveraged Series	(7,703,509)	(8,048,577)	3,022,331	631,617	4,594
Commodity L/S Unleveraged Series	(2,507,256)	(12,313,194)	2,222,140	(1,172,228)	205,095
Total	$(12,612,251)	$(27,860,185)	$16,059,766	$(1,284,927)	$731,923

Net Change in Unrealized Gains (Losses)
Unleveraged Series	$752,268	$(154,095)	$(1,565,946)	$1,843,174	$(2,556,563)
Leveraged Series	452,714	(225,474)	(3,246,978)	4,174,060	(4,946,374)
Commodity L/N Unleveraged Series	2,023,111	(1,050,933)	(6,399,306)	5,408,440	100,833
Commodity L/S Unleveraged Series	1,055,097	(737,719)	(1,709,450)	1,469,821	57,497
Total	$4,283,190	$(2,168,221)	$(12,921,680)	$12,895,495	$(7,344,607)

Interest Income
Unleveraged Series	$24,596	$26,165	$21,603	$44,746	$108,814
Leveraged Series	2,214	11,777	8,979	24,329	51,086
Commodity L/N Unleveraged Series	73,474	40,711	26,140	13,054	-
Commodity L/S Unleveraged Series	24,483	16,951	9,723	4,237	-
Total	124,767	95,604	66,445	$86,366	$159,900

Brokerage Commissions
Unleveraged Series	$191,197	$190,434	$213,586	$237,734	$362,198
Leveraged Series	138,826	342,660	412,553	466,282	592,105
Commodity L/N Unleveraged Series	370,788	323,656	294,499	94,306	1,667
Commodity L/S Unleveraged Series	163,583	215,435	154,300	41,609	5,270
Total	$864,394	$1,072,185	$1,074,938	$839,931	$961,240

Management Fees
Unleveraged Series	$238,686	$227,716	$252,489	$270,067	$414,080
Leveraged Series	169,733	405,351	489,954	548,317	720,477
Commodity L/N Unleveraged Series	622,971	435,145	368,124	117,883	2,084
Commodity L/S Unleveraged Series	204,479	269,293	192,875	52,012	6,588
Total	$1,235,869	$1,337,505	$1,303,442	$988,279	$1,143,229

Operating Expenses
Unleveraged Series	$196,831	$185,109	$200,570	$232,177	$391,907
Leveraged Series	51,248	122,567	149,793	181,522	273,557
Commodity L/N Unleveraged Series	526,752	347,668	299,802	95,549	1,459
Commodity L/S Unleveraged Series	173,352	205,045	134,264	42,085	5,574
Total	$948,183	$860,389	$784,429	$551,333	$672,497

Net Income (Loss)
Unleveraged Series	$(995,091)	$(3,137,911)	$1,102,480	$1,134,854	$(3,291,711)
Leveraged Series	(1,161,124)	(6,175,967)	3,211,528	2,271,040	(6,283,416)
Commodity L/N Unleveraged Series	(7,127,435)	(10,165,268)	(4,313,260)	5,745,373	100,217
Commodity L/S Unleveraged Series	(1,969,090)	(13,723,735)	40,974	166,124	245,160
Total	$(11,252,740)	$(33,202,881)	$41,722	$9,317,391	$(9,229,750)

Financial Condition Data
Investors' Interest
Unleveraged Series	$38,821,812	$38,414,277	$36,202,543	$50,458,589	$46,435,691
Leveraged Series	4,463,240	20,038,105	32,510,693	36,025,320	46,295,886
Commodity L/N Unleveraged Series	129,479,097	109,268,062	78,033,330	48,946,590	8,601,217
Commodity L/S Unleveraged Series	37,572,076	46,937,636	45,873,081	13,912,284	3,246,160
Total	$210,336,225	$214,658,080	$192,619,647	$149,342,783	$104,578,954

Total Assets
Unleveraged Series	$43,592,730	$40,991,142	$37,767,728	$50,964,459	$70,001,656
Leveraged Series	6,297,468	21,670,756	32,790,568	36,847,815	48,102,341
Commodity L/N Unleveraged Series	129,589,830	111,303,089	78,991,272	48,990,089	8,604,968
Commodity L/S Unleveraged Series	37,606,767	47,901,091	51,093,090	13,925,388	3,247,962
Total	$217,086,795	$221,866,078	$200,642,658	$150,727,751	$129,956,927

Net Asset Value Per Class A Unleveraged Series Interest	101.57	105.41	115.62	113.91	113.28
Net Asset Value Per Class B Unleveraged Series Interest	117.90	121.13	131.53	128.31	126.32
Net Asset Value Per Class C Unleveraged Series Interest	103.38	106.27	115.45	112.67	110.99
Net Asset Value Per Class D Unleveraged Series Interest	107.71	110.17	119.09	115.65	113.35
Net Asset Value Per Class A Leveraged Series Interest	73.83	79.88	102.17	95.00	90.73
Net Asset Value Per Class B Leveraged Series Interest	91.22	97.21	122.44	112.17	105.53
Net Asset Value Per Class C Leveraged Series Interest	74.84	79.67	100.25	91.75	86.24
Net Asset Value Per Class D Leveraged Series Interest	95.88	101.31	126.50	114.91	107.20
Net Asset Value Per Class D Commodity L/N Unleveraged Series Interest	91.26	96.92	107.32	112.17	102.00
Net Asset Value Per Class E Commodity L/N Unleveraged Series Interest	88.46	93.71	-	-	-
Net Asset Value Per Class D Commodity L/S Unleveraged Series Interest	85.08	88.53	114.33	112.53	108.17

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity

The majority of each Series' assets are held in liquid short-term interest rate instruments. Each Series takes substantial exposure in futures markets, which requires relatively small deposits, called margin, to hold the positions. As at December 31, 2013, increases (decreases) in cash and cash equivalents amounted to approximately $2.2m, ($13.7m), $22.8m and ($10.9m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively.  As at December 31, 2013, increases (decreases) in due from broker amounted to approximately $0.2m, $1.9m, $4.6m and $(0.5m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. Net cash generated (used in) from operations amounted to approximately $(1.6m), $0.2m, $(4.5m) and $(3.5m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. For the year ended December 31, 2013 the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series generated net loss from operations of $(1.0m), $(1.2)m, $(7.1m) and $(2.0m), respectively. In general, each unleveraged Series will have about 5% of its assets on deposit with brokers as margin and each leveraged Series will have about 15% of its assets on deposit with brokers as margin, with the balance held in custodial accounts with a major financial institution.

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

Each Series incurs various kinds of credit risk in its operations. In order to facilitate the trading of a Series, assets must be placed with Futures Commission Merchants. Management of the Trust deals only with established registered firms, and monitors their financial condition on an ongoing basis. In addition, if a Series were to enter into over the counter transactions, additional counterparty risk would be incurred. There were no OTC transactions during 2013 in any Series.

Results of Operations

At December 31, 2013, 2012 and 2011 the Series of the Trust had assets as follows:

Trust Series	December 31, 2013	December 31, 2012	December 31, 2011
Unleveraged Series	$43,592,730	$40,991,142	$37,767,728
Leveraged Series	$6,297,468	$21,670,756	$32,790,568
Commodity L/N Unleveraged Series	$129,589,830	$111,303,089	$78,991,272
Commodity L/S Unleveraged Series	$37,606,767	$47,901,091	$51,093,090
Total	$217,086,795	$221,866,078	$200,642,658

At December 31, 2013, 2012 and 2011 the Series of the Trust had liabilities as follows:

Trust Series	December 31, 2013	December 31, 2012	December 31, 2011
Unleveraged Series	$4,770,918	$2,576,865	$1,565,185
Leveraged Series	$1,834,228	$1,632,651	$279,875
Commodity L/N Unleveraged Series	$110,733	$2,035,027	$957,942
Commodity L/S Unleveraged Series	$34,691	$963,455	$5,220,009
Total	$6,750,570	$7,207,998	$8,023,011

Net income (loss) from operations for the Series of the Trust for the years ended December 31, 2013, 2012 and 2011 was as follows:

Trust Series	December 31, 2013	December 31, 2012	December 31, 2011
Unleveraged Series	$(995,091)	$(3,137,911)	$1,102,480
Leveraged Series	$(1,161,124)	$(6,175,967)	$3,211,528
Commodity L/N Unleveraged Series	$(7,127,435)	$(10,165,268)	$(4,313,260)
Commodity L/S Unleveraged Series	$(1,969,090)	$(13,723,735)	$40,974
Total	$(11,252,740)	$(33,202,881)	$41,722

The Trust’s net income is usually directly related to the performance of the MLM Index™, which the Trust is designed to replicate. For the 12 months ending December 31, 2013, MLM Index™ performance was -0.87%, higher than the -5.94% recorded in 2012, and lower than the +4.49% recorded in 2011. A Series' performance may be negative in years when the MLM Index™ is positive or have greater losses when the MLM Index™ is negative due to the timing of subscriptions and redemptions, and the fees charged. Since inception of the Trust, the correlation of monthly results between each Series and the MLM Index™ adjusted for fees is 0.99.

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

The VAR of each Series is calculated as follows:

1.	The manager calculates the standard deviation of the historical returns of the MLM Index™ and its subsets on an asset-weighted basis over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years. It is important to note that this calculation is made on the historical data of the MLM Index™ and its subsets. It is not based on the actual trading of the Trust and does not include any operational risk. The standard deviation is used to measure the dispersion of the returns of the MLM Index™ and its subsets.
2.	For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability. It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude. The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution. For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100). To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution. For daily returns, this estimate is a loss of 0.94%. For monthly returns the estimate is loss of 10.04%.
3.	To ascertain a dollar loss amount for each Series, the assets of the Series as of December 31, 2013 are multiplied by the estimate of the risk calculated in step 2 above. The risk estimate is based on the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets. Based on the asset levels as of December 31, 2013, the manager estimates that the amount each Series of the Trust could expect to lose as follows in any given day and in any given month.

Trust Series	Any Given Day	Any Given Month
Unleveraged Series	$0.2 million	$3 million
Leveraged Series	$0.1 million	$1.1 million
Commodity L/N Unleveraged Series	$1.2 million	$14.2 million
Commodity L/S Unleveraged Series	$0.6 million	$5.2 million

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

Selected Quarterly Data is as follows:

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net realized and unrealized gain (loss) on investments
Unleveraged Series	(524,412)	(379,170)	(42,173)	552,782	(392,973)
Leveraged Series	(748,688)	(304,563)	1,627	248,093	(803,531)
Commodity L/N Unleveraged Series	(2,304,208)	(4,076,986)	1,890,105	(1,189,309)	(5,680,398)
Commodity L/S Unleveraged Series	(1,725,217)	192,560	242,472	(161,974)	(1,452,159)
Total	(5,302,525)	(4,568,159)	2,092,031	(550,408)	(8,329,061)

Net income (loss)
Unleveraged Series	(663,809	(537,825)	(199,512)	406,055	(995,091)
Leveraged Series	(890,804)	(397,114)	(65,584)	192,378	(1,161,124)
Commodity L/N Unleveraged Series	(2,618,937)	(4,449,350)	1,508,313	(1,567,461)	(7,127,435)
Commodity L/S Unleveraged Series	(1,881,555)	74,190	120,044	(281,769)	(1,969,090)
Total	(6,055,105)	(5,310,099)	1,363,261	(1,250,797)	(11,252,740)

Net income (loss) per Investors’ Interest
Unleveraged Series
Class A	(2.09)	(1.54)	(0.82)	0.60
Class B	(2.10)	(1.48)	(0.65)	0.99
Class C	(1.85)	(1.31)	(0.59)	0.86
Class D	(1.79)	(1.23)	(0.47)	1.03
Leveraged Series
Class A	(4.04)	(2.89)	(1.08)	1.96
Class B	(4.56)	(3.19)	(0.99)	2.75
Class C	(3.72)	(2.60)	(0.79)	2.27
Class D	(4.55)	(3.13)	(0.84)	3.09
Commodity L/N Unleveraged Series	(2.34)	(3.23)	1.05	(1.14)
Class D	(2.21)	(3.07)	1.08	(1.05)
Class E
Commodity Unleveraged Series
Class D	(3.26)	0.17	0.27	(0.64)
Net Asset Value per Investors’ Interest, at the end of period
Unleveraged Series
Class A	103.32	101.79	100.97	101.57
Class B	119.04	117.56	116.91	117.90
Class C	104.41	103.10	102.52	103.38
Class D	108.39	107.16	106.69	107.71
Leveraged Series
Class A	75.84	72.95	71.87	73.83
Class B	92.65	89.45	88.47	91.22
Class C	75.95	73.35	72.56	74.84
Class D	96.76	93.62	92.79	95.88
Commodity L/N Unleveraged Series
Class D	94.58	91.35	92.40	91.26
Class E	91.51	88.43	89.51	88.46
Commodity Unleveraged Series
Class D	85.27	85.44	85.71	85.08

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net realized and unrealized gain (loss) on investments
Unleveraged Series	(469,375)	(110,026)	(1,437,865)	(543,551)	(2,560,817)
Leveraged Series	(1,212,622)	(229,285)	(2,928,575)	(946,684)	(5,317,166)
Commodity L/N Unleveraged Series	1,393,866	(2,788,657)	(668,191)	(7,036,528)	(9,099,510)
Commodity L/S Unleveraged Series	484,873	(3,165,345)	(6,958,245)	(3,412,196)	(13,050,913)
Total	196,742	(6,293,313)	(11,992,876)	(11,938,959)	(30,028,406)

Net income (loss)
Unleveraged Series	(612,796)	(253,961)	(1,587,084)	(684,070)	(3,137,911)
Leveraged Series	(1,456,141)	(456,797)	(3,139,429)	(1,123,600)	(6,175,967)
Commodity L/N Unleveraged Series	1,139,674	(3,035,779)	(911,021)	(7,358,142)	(10,165,268)
Commodity L/S Unleveraged Series	323,707	(3,354,862)	(7,129,779)	(3,562,801)	(13,723,735)
Total	(605,556)	(7,101,399)	(12,767,313)	(12,728,613)	(33,202,881)

Net income (loss) per Investors’ Interest
Unleveraged Series
Class A	(2.27)	(1.09)	(4.67)	(2.18)
Class B	(2.26)	(0.91)	(5.03)	(2.20)
Class C	(2.00)	(0.81)	(4.44)	(1.93)
Class D	(1.91)	(0.70)	(4.44)	(1.87)
Leveraged Series
Class A	(5.09)	(2.03)	(10.81)	(4.36)
Class B	(5.65)	(2.01)	(12.66)	(4.91)
Class C	(4.60)	(1.63)	(10.34)	(4.01)
Class D	(5.57)	(1.84)	(12.89)	(4.89)
Commodity L/N Unleveraged Series
Class D	1.57	(4.15)	(1.25)	(6.57)
Class E	-	-	-	(6.29)
Commodity L/S Unleveraged Series
Class D	0.73	(6.36)	(13.45)	(6.72)
Net Asset Value per Investors’ Interest, at the end of period
Unleveraged Series
Class A	113.35	112.26	107.59	105.41
Class B	129.27	128.36	123.33	121.13
Class C	113.45	112.64	108.20	106.27
Class D	117.18	116.48	112.04	110.17
Leveraged Series
Class A	97.08	95.05	84.24	79.88
Class B	116.79	114.78	102.12	97.21
Class C	95.65	94.02	83.68	79.67
Class D	120.93	119.09	106.20	101.31
Commodity L/N Unleveraged Series
Class D	108.89	104.74	103.49	96.92
Class E	-	-	100.00	93.71
Commodity L/S Unleveraged Series
Class D	115.06	108.70	95.25	88.53

Item 9.	Changes in and Disagreements with Accountants and Financial Disclosure

There were no changes in or disagreements between any Series of the Trust and their auditors respecting matters of accounting or financial disclosure in the current year.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report, the Trust's President and Chief Financial Officer, as well as other key members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures with respect to each Series individually, as well as the Trust as a whole, and based on their evaluation have concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Based on such evaluation we have concluded these disclosure controls are effective as of December 31, 2013.

(b) Changes in internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires the management of the Trust as a whole and each Series individually, to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include in all reports a management report assessing the effectiveness of its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. There has been no change in management's internal control over financial reporting that occurred in the quarter-ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, management's internal control over financial reporting of the Trust as a w hole and each Series individually.

(c) Management's Report on Internal Control over Financial Reporting. The management of the Trust and each Series individually, is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust as a whole, as well as each Series individually, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Trust as a whole and each Series individually; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Trust as a whole and each Series individually are being made only in accordance with authorizations of management and directors of the Trust and each Series; and (3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust as a whole and each individual Series' assets that could have a material effect on the financial statements. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This annual report does not include an attestation report of the Trust as a whole and each individual Series' registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Trust as a whole and each individual Series' independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust as a whole and each Series individually to provide only management's report in this annual report. The management of the Trust as a whole and each individual Series' assessed its internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 1992 framework "Internal Control - Integrated Framework". Management, based on their evaluation of the Trust as a whole and each individual Series' internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Trust as a whole and each individual Series' internal control over financial reporting was effective as of December 31, 2013 based on those criteria.

The Rule 13a-l4(a)/15d-14(a) Certification of Principal Executive Officer, Rule 13a-14(a)/I5d-14(a) Certification of Principal Financial Officer, Section 1350 Certification of Principal Executive Officer and Section 1350 Certification of Principal Financial Officer, Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2 hereto, respectively, are applicable with respect to each Series individually, as well as to the Trust as a whole.

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

The principals of the Manager are Roger E. Alcaly, Paul R. DeRosa, Raymond E. Ix, Jr., James A. Mehling, John R. Oberkofler, Gerald L. Prior III and Timothy J. Rudderow Sr.

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

Raymond E. Ix, Jr., age 51, is a Senior Vice President and a Director of the Manager. Mr. Ix joined Mount Lucas in 1992 and is responsible for institutional marketing and client service. From 1989 to 1992, Mr. Ix was employed by Little Brook Corporation of New Jersey, a commodity trading advisor, where he was involved in implementing the firm's technical trading systems. Before joining Little Brook, Mr. Ix was the Fixed Income Administrative Manager at Delaware Management Company, a company which advised institutional and individual investors. Mr. Ix received a B.S. in accounting from Saint Joseph's University in 1986.

James A. Mehling, age 65, is a Vice President and Chief Operating Officer of the Manager. Before joining Mount Lucas in June 1999, Mr. Mehling had served as President and Chief Investment Officer of Monitor Capital Advisors, a company which managed institutional stock and bond portfolios and mutual funds, beginning in 1991. Mr. Mehling started his career in financial services with Merrill Lynch in 1976 and eventually managed a trading desk for Merrill Lynch Government Securities. He is a CFA charter holder and has served as a volunteer on the CFA examination grading committee. Mr. Mehling received a B.S. in Aviation Engineering from Western Michigan University in 1970.

John R. Oberkofler, age 54, is a Vice President and Director of Trading for the Manager since 1999. From 1986 to 1999, he was employed as Senior Trader by Little Brook Corporation of New Jersey. Mr. Oberkofler received a B.S. in Finance from Seton Hall University in 1982.

Gerald L. Prior III, age 39, is a Vice President of the General Partner.  Mr. Prior joined Little Brook Corporation upon graduation from college.  He began his career on the trading desk automating trade flow processes.  Presently he heads up Quantitative Research for futures.  Before taking on his present responsibilities he was Director of Technology.  He holds a B.S. in Mathematics from Villanova University.
Timothy J. Rudderow, age 59, is President and a Director of the Manager, which he helped to establish in 1986. Prior to the mergers that took place in October 1999, Mr. Rudderow was also a principal of Little Brook Corporation of New Jersey, which he joined in 1983 as Director of Research and Development, and of CA Partners, Inc., a company he helped form in 1990. Prior to joining Little Brook, Mr. Rudderow was employed by Commodities Corporation, a company which was a commodity trading advisor, with responsibilities for the design and management of technical trading systems. Before joining Commodities Corporation, Mr. Rudderow taught Economics at Drexel University. Mr. Rudderow received a B.A. in Mathematics from Rutgers University in 1977 and an M.B.A. in Management Analysis from Drexel University in 1979.

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

The Trust has no directors or officers. The Manager manages and conducts the business of the Trust. As of December 31, 2013, the Manager had an initial investment of $1,000 in each of the Unleveraged Series (Class C), the Leveraged Series (Class C), the Commodity L/N Unleveraged Series (Class D) and Commodity L/S Unleveraged Series (Class D).

Item 13.	Certain Relationships and Related Transactions

The Manager manages and conducts the business of the Trust. The Manager receives management and other fees from the Trust as described in Item 1 - Fees and Expenses.  Prior to May 2013 each Series paid the Manager a Management Fee, an Administrative Fee and an Introducing Broker Fee.  The Manager was responsible for paying all expenses of each Series except for the Cash Manager and banking fees.  Subsequent to May 2013, for administrative convenience these fees are characterized as simply the Management Fee.  There is no change in total fees/expenses for any Series as a result of this change and each Series continues to pay for Cash Manager and banking fees.

For the years ended December 31, 2013, 2012 and 2011, the Manager received from the Series of the Trust:

Management Fees	2013	2012	2011
Unleveraged Series	$238,686	$227,716	$252,489
Leveraged Series	169,733	405,351	489,954
Commodity L/N Series	622,971	435,145	368,124
Commodity L/S Series	204,479	269,293	192,875
Total	$1,235,869	$1,337,505	$1,303,442

Brokerage Fees
Unleveraged Series	$191,197	$190,434	$213,586
Leveraged Series	138,826	342,660	412,553
Commodity L/N Series	370,788	323,656	294,499
Commodity L/S Series	163,583	215,435	154,300
Total	$864,394	$1,072,185	$1,074,938

Item 14.	Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed to the Trust for the year ended December 31, 2013 and December 31, 2012 by the independent registered public accounting firm, EisnerAmper LLP (“EisnerAmper”) for professional services rendered in connection with the audit of the Trust’s financial statements included in this Annual Report on Form 10-K, and for the review of the interim financial information included in the Trust’s 1st, 2nd, and 3rd Quarter Report on Form 10-Q, totaled approximately $180,000 for each year.

Audit-Related Fees. There were no fees billed to the Trust by EisnerAmper for assurance and related services that are reasonably related to the performance of the audit and review of the Trust’s financial statements that are not already reported in the paragraph immediately above for the years 2013 and 2012, respectively.

Tax Fees. The aggregate fees billed to the Trust by Grant Thornton LLP (“GT”) for professional services rendered by GT for tax compliance totaled approximately $81,000 and $118,000 for the years 2013 and 2012, respectively. These services included review of the Trust’s domestic tax compliance information.

All Other Fees. There were no fees billed to the Trust by EisnerAmper for products and services other than as set forth above for the years 2013 and 2012.

Engagement of the Independent Registered Public Accounting Firm. During the year ended December 31, 2013, the Manager appointed EisnerAmper as the Trust’s auditors. The Manager considers provisions of the independence rules for both audit and non-audit services.

Item 15.	Exhibits, Financial Statement Schedules

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

MLM INDEX™ FUND AND ITS SERIES

December 31, 2013 and 2012

F 1

AFFIRMATION OF THE COMMODITY POOL OPERATOR

I affirm that, to the best of my knowledge and belief, the information contained in the attached financial statements of MLM Index™ Fund and its Series for the years ended December 31, 2013 and 2012 are accurate and complete.

Timothy J. Rudderow Sr.
President
Mount Lucas Management LP
Manager
MLM Index™ Fund

F 2

F 3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Investors of
MLM IndexTM Fund

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of the MLM IndexTM Fund and each of its four series (MLM IndexTM Unleveraged Series, MLM IndexTM Leveraged Series, MLM Commodity L/N Index Unleveraged Series, MLM Commodity L/S Index Unleveraged Series) (collectively the "Trust") as of December 31, 2013 and 2012, and the related statements of operations, changes in investors' interest, and cash flows for each of the years in the three-year period ended December 31, 2013.  The financial statements are the responsibility of the Trust's management.  Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the MLM IndexTM Fund, the MLM IndexTM Unleveraged Series, MLM IndexTM Leveraged Series, MLM Commodity L/N Index Unleveraged Series and MLM Commodity L/S Index Unleveraged Series as of December 31, 2013 and 2012, and the results of their operations, changes in investors' interest and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLC

New York, New York
February 21, 2014

F 4

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Unleveraged Series

December 31,

ASSETS	2013	2012

Cash and cash equivalents	$38,783,078	$36,597,519
Due from broker	4,228,397	4,393,610
Net unrealized gain on open futures contracts, at fair value	581,248	─
Interest receivable	7	13

Total assets	$43,592,730	$40,991,142

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$4,728,284	$411,125
Net unrealized loss on open futures contracts, at fair value	─	175,591
Brokerage commissions payable	14,594	14,282
Management fee payable	19,388	18,615
Subscriptions received in advance	─	1,950,000
Accrued expenses	8,652	7,252

Total liabilities	4,770,918	2,576,865

Investors’ interest	38,821,812	38,414,277

Total liabilities and investors’ interest	$43,592,730	$40,991,142

The accompanying notes are an integral part of these statements.
F 5

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Unleveraged Series

December 31, 2013

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*
Long futures contracts
Financial	50	$164,220	0.42%
Commodity	50	5,205	0.01
	100	169,425	0.43

Short futures contracts
Financial	(152)	392,430	1.01
Commodity	(160)	19,393	0.05
	(312)	411,823	1.06

Net unrealized gain on open futures contracts, at fair value		$581,248	1.49%

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
F 7

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS

MLM IndexTM Unleveraged Series

Year ended December 31,

	2013	2012	2011

Investment income
Interest	$24,596	$26,165	$21,603

Expenses
Brokerage commissions	191,197	190,434	213,586
Management fee	238,686	227,716	252,489
Operating expenses	196,831	185,109	200,570

Total expenses	626,714	603,259	666,645

Net investment loss	(602,118)	(577,094)	(645,042)

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS
Net realized (loss) gain on investments	(1,145,241)	(2,406,722)	3,313,468
Net change in unrealized depreciation and appreciation on investments	752,268	(154,095)	(1,565,946)

Net realized and unrealized (loss) gain on investments	(392,973)	(2,560,817)	1,747,522

Net (loss) income	$(995,091)	$(3,137,911)	$1,102,480

The accompanying notes are an integral part of these statements.
F 8

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

Year ended December 31, 2013

	Unleveraged Series
					Total
	Class A	Class B	Class C	Class D	Unleveraged
	Shares	Shares	Shares	Shares	Series

Investors’ interest at December 31, 2012	$2,677,401	$3,111,377	$53,171	$32,572,328	$38,414,277

Subscriptions	─	─	─	18,195,000	18,195,000
Redemptions	(1,465,444)	(2,257,995)	(50,416)	(13,018,519)	(16,792,374)
Net loss	(77,989)	(66,623)	(1,580)	(848,899)	(995,091)

Investors’ interest at December 31, 2013	$1,133,968	$786,759	$1,175	$36,899,910	$38,821,812

Shares at December 31, 2012	25,400	25,686	500	295,650

Subscriptions	─	─	─	167,824
Redemptions	(14,235)	(19,012)	(489)	(120,901)
Transfers	─	─	─	─

Shares at December 31, 2013	11,165	6,674	11	342,573

Net asset value per share
December 31, 2013	$101.57	$117.90	$103.38	$107.71

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
F 11

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS

MLM IndexTM Unleveraged Series

Year ended December 31,

	2013	2012	2011

Cash flows from operating activities
Net (loss) income	$(995,091)	$(3,137,911)	$1,102,480
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	165,213	2,921,079	(3,269,308)
Net unrealized (gain) loss on open futures contracts	(756,839)	155,639	1,536,870
Interest receivable	6	(11)	(2)
Other assets	─	─	440
Brokerage commissions payable	312	(228)	(5,351)
Management fee payable	773	143	(5,401)
Accrued expenses	1,400	(3,392)	(11,256)

Net cash and cash equivalents used in operating activities	(1,584,226)	(64,681)	(651,528)

Cash flows from financing activities
Subscriptions received, net of selling commissions	16,245,000	12,516,260	16,758,414
Redemptions paid	(12,475,215)	(6,307,097)	(31,055,569)

Net cash and cash equivalents provided by (used in) financing activities	3,769,785	6,209,163	(14,297,155)

Net increase (decrease) in cash and cash equivalents	2,185,559	6,144,482	(14,948,683)

Cash and cash equivalents at beginning of year	36,597,519	30,453,037	45,401,720

Cash and cash equivalents at end of year	$38,783,078	$36,597,519	$30,453,037
Supplemental disclosure of non-cash financing activities:
Subscriptions received in advance	$1,950,000	$245,000	$11,622
Redemptions payable	$4,728,284	$411,125	$1,256,607
Intra-series subscriptions and redemptions transfer	$ ─	$52,345	$ ─

The accompanying notes are an integral part of these statements.
F 12

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Leveraged Series

December 31,

ASSETS	2013	2012

Cash and cash equivalents	$354,768	$14,038,218
Due from broker	5,751,321	7,631,460
Net unrealized gain on open futures contracts, at fair value	191,379	─
Other assets	─	1,073
Interest receivable	─	5

Total assets	$6,297,468	$21,670,756

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$1,818,018	$1,232,370
Net unrealized loss on open futures contracts, at fair value	─	261,729
Brokerage commissions payable	6,411	19,889
Management fee payable	8,401	25,922
Subscriptions received in advance	─	90,000
Accrued expenses	1,398	2,741

Total liabilities	1,834,228	1,632,651

Investors’ interest	4,463,240	20,038,105

Total liabilities and investors’ interest	$6,297,468	$21,670,756

The accompanying notes are an integral part of these statements.

F 13

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Leveraged Series

December 31, 2013

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*
Long futures contracts
Financial	17	$52,113	1.17%
Commodity	18	2,638	0.06
	35	54,751	1.23

Short futures contracts
Financial	(52)	134,146	3.01
Commodity	(55)	2,482	0.06
	(107)	136,628	3.07

Net unrealized gain on open futures contracts, at fair value		$191,379	4.30%

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
F 15

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS

MLM IndexTM Leveraged Series

Year ended December 31,

	2013	2012	2011

Investment income
Interest	$2,214	$11,777	$8,979

Expenses
Brokerage commissions	138,826	342,660	412,553
Management fee	169,733	405,351	489,954
Operating expenses	51,248	122,567	149,793

Total expenses	359,807	870,578	1,052,300

Net investment loss	(357,593)	(858,801)	(1,043,321)

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS
Net realized (loss) gain on investments	(1,256,245)	(5,091,692)	7,501,827
Net change in unrealized appreciation and depreciation on investments	452,714	(225,474)	(3,246,978)

Net realized and unrealized (loss) gain on investments	(803,531)	(5,317,166)	4,254,849

Net (loss) income	$(1,161,124)	$(6,175,967)	$3,211,528

The accompanying notes are an integral part of these statements.
F 16

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

Year ended December 31, 2013

	Leveraged Series
					Total
	Class A	Class B	Class C	Class D	Leveraged
	Shares	Shares	Shares	Shares	Series

Investors’ interest at December 31, 2012	$1,823,994	$5,070,580	$1,075	$13,142,456	$20,038,105

Subscriptions	─	90,000	─	─	90,000
Redemptions	(1,320,797)	(3,758,642)	─	(9,424,302)	(14,503,741)
Transfers	─	─	─	─	─
Net loss	(134,179)	(282,954)	(65)	(743,926)	(1,161,124)

Investors’ interest at December 31, 2013	$369,018	$1,118,984	$1,010	$2,974,228	$4,463,240

Shares at December 31, 2012	22,834	52,162	14	129,732
Subscriptions	-	926	─	─
Redemptions	(17,836)	(40,820)	─	(98,709)
Transfers	─	─	─	─

Shares at December 31, 2013	4,998	12,268	14	31,023

Net asset value per share
December 31, 2013	$73.83	$91.22	$74.84	$95.88

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
F 19

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS

MLM IndexTMLeveraged Series

Year ended December 31,

	2013	2012	2011

Cash flows from operating activities
Net (loss) income	$(1,161,124)	$(6,175,967)	$3,211,528
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by (used in)operating activities
Net change in operating assets and liabilities
Due from broker	1,880,139	9,025,874	(7,410,850)
Net unrealized (gain) loss on open futures contracts	(453,108)	224,175	3,193,797
Interest receivable	5	(4)	(1)
Other assets	1,073	(1,073)	─
Brokerage commissions payable	(13,478)	(10,373)	(2,852)
Management fee payable	(17,521)	(12,901)	(1,679)
Accrued expenses	(1,343)	(3,111)	(7,567)

Net cash and cash equivalents provided by (used in) operating activities	234,643	3,046,620	(1,017,624)

Cash flows from financing activities
Subscriptions received, net of selling commissions	─	201,006	124,589
Redemptions paid	(13,918,093)	(5,342,641)	(7,418,820)

Net cash and cash equivalents used in financing activities	(13,918,093)	(5,141,635)	(7,294,231)

Net decrease in cash and cash equivalents	(13,683,450)	(2,095,015)	(8,311,855)

Cash and cash equivalents at beginning of year	14,038,218	16,133,233	24,445,088

Cash and cash equivalents at end of year	$354,768	$14,038,218	$16,133,233

Supplemental disclosure of non-cash financing activities:
Subscriptions received in advance	$90,000	$ ─	$21,106
Redemptions payable	$1,818,018	$1,232,370	$167,384

The accompanying notes are an integral part of these statements.
F 20

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/N Index Unleveraged Series

December 31,

ASSETS	2013	2012

Cash and cash equivalents	$123,776,520	$100,936,268
Due from broker	5,734,958	10,366,771
Net unrealized gain on open futures contracts, at fair value	78,333	─
Interest receivable	19	50

Total assets	$129,589,830	$111,303,089

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	$ ─	$1,950,269
Brokerage commissions payable	31,849	27,512
Management fee payable	54,163	46,682
Accrued expenses	24,721	10,564

Total liabilities	110,733	2,035,027

Investors’ interest	129,479,097	109,268,062

Total liabilities and investors’ interest	$129,589,830	$111,303,089

The accompanying notes are an integral part of these statements.
F 21

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N Index Unleveraged Series

December 31, 2013

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*
Long futures contracts
Commodity	676	$78,333	0.06%

Net unrealized gain on open futures contracts, at fair value		$78,333	0.06%

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
F 23

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS

MLM Commodity L/N Index Unleveraged Series

Year ended December 31,

	2013	2012	2011

Investment income
Interest	$73,474	$40,711	$26,140

Expenses
Brokerage commissions	370,788	323,656	294,499
Management fee	622,971	435,145	368,124
Operating expenses	526,752	347,668	299,802

Total expenses	1,520,511	1,106,469	962,425

Net investment loss	(1,447,037)	(1,065,758)	(936,285)

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS
Net realized (loss) gain on investments	(7,703,509)	(8,048,577)	3,022,331
Net change in unrealized appreciation and depreciation on investments	2,023,111	(1,050,933)	(6,399,306)

Net realized and unrealized loss on investments	(5,680,398)	(9,099,510)	(3,376,975)

Net loss	$(7,127,435)	$(10,165,268)	$(4,313,260)

The accompanying notes are an integral part of these statements.

F 24

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

Year ended December 31, 2013

	Commodity L/N Unleveraged Series
			Total
			Commodity L/N
	Class D	Class E	Unleveraged
	Shares	Shares	Series

Investors’ interest at December 31, 2012	$71,782,634	$37,485,428	$109,268,062

Subscriptions	7,323,122	20,015,348	27,338,470
Redemptions	─	─	─
Net loss	(4,360,789)	(2,766,646)	(7,127,435)

Investors’ interest at December 31, 2013	$74,744,967	$54,734,130	$129,479,097

Shares at December 31, 2012	740,605	400,000

Subscriptions	78,397	218,735
Redemptions	─	─
Transfers	─	─

Shares at December 31, 2013	819,002	618,735

Net asset value per share
December 31, 2013	$91.26	$88.46

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
F 27

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS

MLM Commodity L/N Index Unleveraged Series

Year ended December 31,

	2013	2012	2011

Cash flows from operating activities
Net loss	$(7,127,435)	$(10,165,268)	$(4,313,260)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	4,631,813	(3,694,631)	(2,993,283)
Net unrealized (gain) loss on open futures contracts	(2,028,602)	1,060,099	6,396,365
Interest receivable	31	325	(374)
Other assets	─	─	18
Brokerage commissions payable	4,337	3,304	9,497
Management fee payable	7,481	13,318	14,776
Accrued expenses	14,157	364	─

Net cash and cash equivalents used in operating activities	(4,498,218)	(12,782,489)	(886,261)

Cash flows from financing activities
Subscriptions received, net of selling commissions	27,338,470	41,400,000	33,400,000

Net increase in cash and cash equivalents	22,840,252	28,617,511	32,513,739

Cash and cash equivalents at beginning of year	100,936,268	72,318,757	39,805,018

Cash and cash equivalents at end of year	$123,776,520	$100,936,268	$72,318,757

The accompanying notes are an integral part of these statements.
F 28

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/S Index Unleveraged Series

December 31,

ASSETS	2013	2012

Cash and cash equivalents	$32,852,364	$43,740,617
Due from broker	4,620,026	4,160,450
Net unrealized gain on open futures contracts, at fair value	134,376	─
Interest receivable	1	24

Total assets	$37,606,767	$47,901,091

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	$ ─	$923,900
Brokerage commissions payable	12,046	14,978
Management fee payable	15,812	20,132
Accrued expenses	6,833	4,445

Total liabilities	34,691	963,455

Investors’ interest	37,572,076	46,937,636

Total liabilities and investors’ interest	$37,606,767	$47,901,091

The accompanying notes are an integral part of these statements.
F 29

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

December 31, 2013

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*
Long futures contracts
Commodity	197	$21,828	0.06%

Short futures contracts
Commodity	(625)	112,548	0.30

Net unrealized gain on open futures contracts, at fair value		$134,376	0.36%

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
F 31

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS

MLM Commodity L/S Index Unleveraged Series

Year ended December 31,

	2013	2012	2011

Investment income
Interest	$24,483	$16,951	$9,723

Expenses
Brokerage commissions	163,583	215,435	154,300
Management fee	204,479	269,293	192,875
Operating expenses	173,352	205,045	134,264

Total expenses	541,414	689,773	481,439

Net investment loss	(516,931)	(672,822)	(471,716)

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS
Net realized (loss) gain on investments	(2,507,256)	(12,313,194)	2,222,140
Net change in unrealized appreciation and depreciation on investments	1,055,097	(737,719)	(1,709,450)

Net realized and unrealized (loss) gain on investments	(1,452,159)	(13,050,913)	512,690

Net (loss) income	$(1,969,090))	$(13,723,735)	$40,974

The accompanying notes are an integral part of these statements.

F 32

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

Year ended December 31, 2013

Commodity L/S
Unleveraged
Series
Class D
Shares

Investors’ interest at December 31, 2012	$46,937,636

Subscriptions	11,642,000
Redemptions	(19,038,470)
Net loss	(1,969,090)

Investors’ interest at December 31, 2013	$37,572,076

Shares at December 31, 2012	530,192

Subscriptions	134,702
Redemptions	(223,267)

Shares at December 31, 2013	441,627

Net asset value per share
December 31, 2013	$85.08

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
F 35

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS

MLM Commodity L/S Index Unleveraged Series

Year ended December 31,

	2013	2012	2011

Cash flows from operating activities
Net (loss) income	$(1,969,090)	$(13,723,735)	$40,974
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(459,576)	1,479,965	(3,817,684)
Net unrealized (gain) loss on open futures contracts	(1,058,276)	741,721	1,708,403
Interest receivable	23	244	(268)
Other assets	─	─	39
Brokerage commissions payable	(2,932)	578	10,202
Management fee payable	(4,320)	302	14,524
Accrued expenses	2,388	845	─

Net cash and cash equivalents used in operating activities	(3,491,783)	(11,500,080)	(2,043,810)

Cash flows from financing activities
Subscriptions received, net of selling commissions	11,642,000	10,300,000	37,019,823
Redemptions paid	(19,038,470)	(511,710)	(100,000)

Net cash and cash equivalents (used in)provided by financing activities	(7,396,470)	9,788,290	36,919,823

Net (decrease) increase in cash and cash equivalents	(10,888,253)	(1,711,790)	34,876,013

Cash and cash equivalents at beginning of year	43,740,617	45,452,407	10,576,394

Cash and cash equivalents at end of year	$32,852,364	$43,740,617	$45,452,407

Supplemental disclosure of non-cash financing activities:
Subscriptions recorded which were received in advance	$ ─	$5,000,000	$ ─

The accompanying notes are an integral part of these statements.
F 36

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION

Trust Total

December 31,

ASSETS	2013	2012

Cash and cash equivalents	$195,766,730	$195,312,622
Due from broker	20,334,702	26,552,291
Net unrealized gain on open futures contracts, at fair value	985,336	─
Interest receivable	27	92
Other assets	─	1,073

Total assets	$217,086,795	$221,866,078

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$6,546,302	$1,643,495
Net unrealized loss on open futures contracts, at fair value	─	3,311,489
Brokerage commissions payable	64,900	76,661
Management fee payable	97,764	111,351
Subscriptions received in advance	─	2,040,000
Accrued expenses	41,604	25,002

Total liabilities	6,750,570	7,207,998

Investors’ interest	210,336,225	214,658,080

Total liabilities and investors’ interest	$217,086,795	$221,866,078

The accompanying notes are an integral part of these statements.
F 37

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

December 31, 2013

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*
Long futures contracts
Financial	67	$216,333	0.10%
Commodity	941	108,004	0.05
	1,008	324,337	0.15

Short futures contracts
Financial	(204)	526,576	0.25
Commodity	(840)	134,423	0.06
	(1,044)	660,999	0.31

Net unrealized gain on open futures contracts, at fair value		$985,336	0.46%

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
F 39

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS

Trust Total

Year ended December 31,

	2013	2012	2011

Investment income
Interest	$124,767	$95,604	$66,445

Expenses
Brokerage commissions	864,394	1,072,185	1,074,938
Management fee	1,235,869	1,337,505	1,303,442
Operating expenses	948,183	860,389	784,429

Total expenses	3,048,446	3,270,079	3,162,809

Net investment loss	(2,923,679)	(3,174,475)	(3,096,364)

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS
Net realized (loss) gain on investments	(12,612,251)	(27,860,185)	16,059,766
Net change in unrealized appreciation and depreciation on investments	4,283,190	(2,168,221)	(12,921,680)

Net realized and unrealized (loss) gain on investments	(8,329,061)	(30,028,406)	3,138,086

Net (loss) income	$(11,252,740)	$(33,202,881)	$41,722

The accompanying notes are an integral part of these statements.
F 40

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

Trust Total

Year ended December 31, 2013

Total
Investors’
Interest
($100 par
value/share)

Investors’ interest at December 31, 2012	$214,658,080

Subscriptions	57,265,470
Redemptions	(50,334,585)
Transfers	─
Net loss	(11,252,740)

Investors’ interest at December 31, 2013	$210,336,225

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

F 43

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS

Trust Total

Year ended December 31,

	2013	2012	2011

Cash flows from operating activities
Net (loss) income	$(11,252,740)	$(33,202,881)	$41,722
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	6,217,589	9,732,287	(17,491,125)
Net unrealized (gain) loss on open futures contracts	(4,296,825)	2,181,634	12,835,435
Interest receivable	65	554	(645)
Other assets	1,073	(1,073)	497
Brokerage commissions payable	(11,761)	(6,719)	11,496
Management fee payable	(13,587)	862	22,220
Accrued expenses	16,602	(5,294)	(18,823)

Net cash and cash equivalents used in operating activities	(9,339,584)	(21,300,630)	(4,599,223)

Cash flows from financing activities
Subscriptions received, net of selling commissions	55,225,470	64,417,266	62,283,003
Redemptions paid	(45,431,778)	(12,161,448)	(13,554,566)

Net cash and cash equivalents provided by financing activities	9,793,692	52,255,818	48,728,437

Net increase in cash and cash equivalents	454,108	30,955,188	44,129,214

Cash and cash equivalents at beginning of year	195,312,622	164,357,434	120,228,220

Cash and cash equivalents at end of year	$195,766,730	$195,312,622	$164,357,434

Supplemental disclosure of non-cash financing activities:
Subscriptions received in advance	$2,040,000	$5,245,000	$32,728
Redemptions payable	$6,546,302	$1,643,495	$1,423,991

F 44

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

At December 31, 2013, the MLM Index™ Fund is comprised of four series: the MLM Index™ Unleveraged Series (“Unleveraged Series”), the MLM Index™ Leveraged Series (“Leveraged Series”), the MLM Commodity L/N Index Unleveraged Series (“Commodity L/N” or “Commodity L/N Unleveraged Series”) and the MLM Commodity L/S Index Unleveraged Series (“Commodity L/S” or “Commodity L/S Unleveraged Series”).  MLM Index™ Fund and its series are collectively referred to herein as the “Trust”.

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
F 45

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2013

2. Summary of Significant Accounting Policies (continued)

Due From Brokers

Each Series' trading activities utilize one broker located in the United States. Due from broker represents cash balances held, and amounts receivable or payable for transactions not settled at December 31, 2013 and 2012.

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

As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2013 and December 31, 2012, all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

F 46

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2013

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

F 47

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2013

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

December 31, 2013	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total

Overnight money markets	$293,000	$4,000	$2,127,000	$66,000	$2,490,000
U.S. Government Agency Securities	38,439,414	299,995	121,557,716	32,694,535	192,991,660
Cash	48,922	48,951	89,866	90,574	278,313
Cash in checking accounts	1,742	1,822	1,938	1,255	6,757
Total	$38,783,078	$354,768	$123,776,520	$32,852,364	$195,766,730

December 31, 2012	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total

Overnight money markets	$2,131,000	$106,000	$5,854,000	$2,810,000	$10,901,000
U.S. Government Agency Securities	34,448,123	13,909,442	95,046,037	40,898,280	184,301,882
Cash	16,612	21,661	34,297	30,459	103,029
Cash in checking accounts	1,784	1,115	1,934	1,878	6,711
Total	$36,597,519	$14,038,218	$100,936,268	$43,740,617	$195,312,622

4. Investors’ Interest

The Trust is comprised of four series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage (collectively, the “Series”).  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.  Class A, Class B, Class C, Class D and Class E shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager. As of December 31, 2013 the Commodity L/N Leveraged Series and the Commodity L/S Leveraged Series have not commenced trading and have no assets. In addition, as of December 31, 2013, the Commodity L/N Unleveraged Series and the Commodity L/S Unleveraged Series have never had any investors in classes A, B or C.  Furthermore, as of December 31, 2013, the Unleveraged Series, Leverage Series and the Commodity L/S Unleveraged Series have never had any investors in class E.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account.

F 48

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2013

The Class A and Class C shares are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

5. Margin Requirements

The Trust had margin requirements as follows at December 31, 2013 and 2012:

	2013	2012

Unleveraged Series	$788,023	$870,317
Leveraged Series	266,992	1,318,779
Commodity L/N Unleveraged Series	1,530,033	3,720,401
Commodity L/S Unleveraged Series	1,615,519	2,117,698
Total	$4,200,567	$8,027,195

Each Series' margins requirements were satisfied by net unrealized profits and cash at the broker.

6. Management Fee and Other Fees and Expenses

Each Series pays the Manager a management fee and the introducing broker a brokerage fee as a percentage of net assets, as of the first day of each month at the annualized rates as follows:

Prior to May 1, 2013:
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

* Effective January 1, 2010

Effective May 1, 2013:

	Unleveraged, Commodity L/N Unleveraged Series, and Commodity L/S Unleveraged Series
										Total fees
	Brokerage		Management	Organizational		Operating		Selling		and
	fee		fee	fee		expense		expense		commissions

Class A	N/A	**	2.70%	N/A	*	N/A	**	4.00%		6.70%
Class B	N/A	**	1.70%	N/A	*	N/A	**	N/	A	1.70%
Class C	N/A	**	1.75%	N/A		N/A	**	4.00%		5.75%
Class D	N/A	**	1.25%	N/A		N/A	**	N/	A	1.25%
Class E	N/A	**	1.00%	N/A		N/A	**	N/	A	1.00%

	Leveraged Series
									Total fees
	Brokerage		Management	Organizational		Operating		Selling	And
	fee		fee	fee		expense		expense	commissions

Class A	N/A	**	4.90%	N/A	*	N/A	**	4.00%	8.90%
Class B	N/A	**	3.40%	N/A	*	N/A	**	N/A	3.40%
Class C	N/A	**	3.30%	N/A		N/A	**	4.00%	7.30%
Class D	N/A	**	2.55%	N/A		N/A	**	N/A	2.55%
Class E	N/A	**	2.00%	N/A		N/A	**	N/A	2.00%

* Effective January 1, 2010
** Effective May 1, 2013, brokerage fee and operating expenses are included in the management fee charged by the Manager.  The total of Brokerage fee, Management fee and Operating expense fee is unchanged.

Each series pays the cash manager and banking fees directly.
F 49

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2013

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

The following tables reflect the fair value of each Series derivative financial instruments at December 31, 2013 and 2012:

	2013		2012
Unleveraged Series	Asset	Liability	Asset	Liability
Financial futures	$572,412	$(15,762)	$126,175	$(104,540)
Commodity futures	238,206	(213,608)	83,089	(280,315)
Total	$810,618	$(229,370)	$209,264	$(384,855)

	2013		2012
Leveraged Series	Asset	Liability	Asset	Liability
Financial futures	$194,140	$(7,881)	$198,609	$(163,539)
Commodity futures	78,556	(73,436)	132,411	(429,210)
Total	$272,696	$(81,317)	$331,020	$(592,749)

	2013		2012
Commodity L/N Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$275,213	$(196,880)	$332,947	$(2,283,216)
Total	$275,213	$(196,880)	$332,947	$(2,283,216)

	2013		2012
Commodity L/S Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$946,194	$(811,818)	$427,747	$(1,351,647)
Total	$946,194	$(811,818)	$427,747	$(1,351,647)

	2013		2012
Trust Total	Asset	Liability	Asset	Liability
Financial futures	$766,552	$(23,643)	$324,784	$(268,079)
Commodity futures	1,538,169	(1,295,742)	976,194	(4,344,388)
Total	$2,304,721	$(1,319,385)	$1,300,978	$(4,612,467)

F 50

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2013

7. Derivative Financial Instruments (continued)

	2013			2012
Unleveraged Series	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(761,069)	$535,015	$(226,054)	$(156,623)	$(4,198)	$(160,821)
Commodity futures	(390,762)	221,824	(168,938)	(2,246,582)	(151,441)	(2,398,023)
Total	$(1,151,831)	$756,839	$(394,992)	$(2,403,205)	$(155,639)	$(2,558,844)

	2013			2012
Leveraged Series	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(591,653)	$151,189	$(440,464)	$(499,276)	$(32,698)	$(531,974)
Commodity futures	(667,728)	301,919	(365,809)	(4,586,550)	(191,477)	(4,778,027)
Total	$(1,259,381)	$453,108	$(806,273)	$(5,085,826)	$(224,175)	$(5,310,001)

	2013			2012
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Unleveraged Series Commodity futures	$(7,703,746)	$2,028,602	$(5,675,144)	$(8,048,223)	$(1,060,099)	$(9,108,322)
Total	$(7,703,746)	$2,028,602	$(5,675,144)	$(8,048,223)	$(1,060,099)	$(9,108,322)

	2013			2012
Commodity L/S Unleveraged Series	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(2,507,611)	$1,058,276	$(1,449,335)	$(12,312,812)	$(741,721)	$(13,054,533)
Total	$(2,507,611)	$1,058,276	$(1,449,335)	$(12,312,812)	$(741,721)	$(13,054,533)

	2013			2012
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(1,352,722)	$686,204	$(666,518)	$(655,899)	$(36,896)	$(692,795)
Commodity futures	(11,269,847)	3,610,621	(7,659,226)	(27,194,167)	(2,144,738)	(29,338,905)
Total	$(12,622,569)	$4,296,825	$(8,325,744)	$(27,850,066)	$(2,181,634)	$(30,031,700)

F 51

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2013

7. Derivative Financial Instruments (continued)

The following tables reflect the trading activity for derivative financial instruments for the years ended December 31 2013, 2012 and 2011:

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Year ended December 31, 2013	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2011
Unleveraged	2,626	2,599	2,273	2,263	2,232	2,467
Leveraged	2,041	2,482	4,803	5,249	5,220	5,204
Commodity L/N	4,155	4,394	3,938	3,068	3,710	4,418
Commodity L/S	5,018	5,093	6,421	6,615	4,190	3,345
Trust Total	13,840	14,568	17,435	17,195	15,352	15,434
F 52

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2013
8. Financial Highlights

The following represents the per share operating performance ratios to average investors’ interest and other supplemental information for the year ended December 31, 2013:

									Commodity		Commodity
									L/N Unleveraged		L/S Unleveraged
	Unleveraged Series				Leveraged Series				Series		Series
	Class A shares	Class B shares	Class C shares	Class D shares	Class A shares	Class B shares	Class C shares	Class D shares	Class D shares	Class E shares	Class D shares

Per share operating performance
Net asset value per share, December 31, 2012	$105.41	$121.13	$106.27	$110.17	$79.88	$97.21	$79.67	$101.31	$96.92	$93.71	$88.53
Income (loss) from investment operations
Net investment (loss)	(1.94)	(1.06)	(1.45)	(0.96)	(2.42)	(1.59)	(1.87)	(1.66)	(0.81)	(0.78)	(0.75)
Net realized and unrealized gain (loss) on investment transactions	(1.90)	(2.17)	(1.44)	(1.50)	(3.63)	(4.40)	(2.96)	(3.77)	(4.85)	(4.47)	(2.70)

Total from investment operations	(3.84)	(3.23)	(2.89)	(2.46)	(6.05)	(5.99)	(4.83)	(5.43)	(5.66)	(5.25)	(3.45)

Net asset value per share, December 31, 2013	$101.57	$117.90	$103.38	$107.71	$73.83	$91.22	$74.84	$95.88	$91.26	$88.46	$85.08

Total return	(3.64)%	(2.67)%	(2.72)%	(2.23)%	(7.57)%	(6.17)%	(6.07)%	(5.36)%	(5.84)%	(5.60)%	(3.90)%

Ratio to average net assets
Net investment (loss)	(1.89)%	(0.89)%	(1.38)%	(0.89)%	(3.24)%	(1.73)%	(2.49)%	(1.73)%	(0.86)%	(0.86)%	(0.86)%
Expenses	(1.95)%	(0.95)%	(1.45)%	(0.95)%	(3.25)%	(1.75)%	(2.50)%	(1.76)%	(0.92)%	(0.92)%	(0.92)%

Total return is calculated as the change in the net asset value per share for the year.  The per share operating performance and ratios are computed based upon the weighted-average shares outstanding and weighted-average investors’ interest, respectively, for each class, for the year ended December 31, 2013.  An individual investor’s return may vary from the above based upon the timing of capital transactions.
F 53

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2013

8. Financial Highlights (continued)

The following represents the per share operating performance ratios to average investors’ interest and other supplemental information for the year ended December 31, 2012:

									Commodity		Commodity
									L/N Unleveraged		L/S Unleveraged
	Unleveraged Series				Leveraged Series				Series		Series
	Class A shares	Class B shares	Class C shares	Class D shares	Class A shares	Class B shares	Class C shares	Class D shares	Class D shares	Class E* shares	Class D shares

Per share operating performance
Net asset value per share, December 31, 2011	$115.62	$131.53	$115.45	$119.09	$102.17	$122.44	$100.25	$126.50	$107.32	$100.00	$114.33
Income (loss) from investment operations
Net investment loss	(2.13)	(1.16)	(1.58)	(1.05)	(2.99)	(1.91)	(2.26)	(1.98)	(0.91)	(0.20)	(0.90)
Net realized and unrealized loss on investment transactions	(8.08)	(9.24)	(7.60)	(7.87)	(19.30)	(23.32)	(18.32)	(23.21)	(9.49)	(6.09)	(24.90)

Total from investment operations	(10.21)	(10.40)	(9.18)	(8.92)	(22.29)	(25.23)	(20.58)	(25.19)	(10.40)	(6.29)	(25.80)

Net asset value per share, December 31, 2012	$105.41	$121.13	$106.27	$110.17	$79.88	$97.21	$79.67	$101.31	$96.92	$93.71	$88.53

Total return	(8.83)%	(7.91)%	(7.95)%	(7.49)%	(21.81)%	(20.61)%	(20.53)%	(19.92)%	(9.69)%	(6.29)%	(22.57)%

Ratio to average net assets
Net investment (loss)	(1.91)%	(0.91)%	(1.37)%	(0.91)%	(3.19)%	(1.69)%	(2.44)%	(1.69)%	(0.86)%	(0.82)%	(0.85)%
Expenses	(1.97)%	(0.97)%	(1.47)%	(0.97)%	(3.23)%	(1.73)%	(2.48)%	(1.73)%	(0.90)%	(0.89)%	(0.88)%

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
F 54

8. Financial Highlights (continued)

The following represents the per share operating performance ratios to average investors’ interest and other supplemental information for the year ended December 31, 2011:

									Commodity	Commodity
									L/N Unleveraged	L/S Unleveraged
	Unleveraged Series				Leveraged Series				Series	Series
	Class A shares	Class B shares	Class C shares	Class D shares	Class A shares	Class B shares	Class C shares	Class D shares	Class D shares	Class D shares

Per share operating performance
Net asset value per share, December 31, 2010	$113.91	$128.31	$112.67	$115.65	$95.00	$112.17	$91.75	$114.91	$112.17	$112.53
Income (loss) from investment operations
Net investment loss	(2.21)	(1.20)	(1.62)	(1.08)	(3.14)	(1.99)	(2.34)	(2.04)	(0.98)	(0.95)
Net realized and unrealized gain (loss) on investment transactions	3.92	4.42	4.40	4.52	10.31	12.26	10.84	13.63	(3.87)	2.75

Total from investment operations	1.71	3.22	2.78	3.44	7.17	10.27	8.50	11.59	(4.85)	1.80

Net asset value per share, December 31, 2011	$115.62	$131.53	$115.45	$119.09	$102.17	$122.44	$100.25	$126.50	$107.32	$114.33

Total return	1.50%	2.52%	2.47%	2.98%	7.54%	9.16%	9.27%	10.08%	(4.32)%	1.60%

Ratio to average net assets
Net investment (loss)	(1.93)%	(0.92)%	(1.43)%	(0.91)%	(3.21)%	(1.71)%	(2.46)%	(1.71)%	(0.87)%	(0.82)%
Expenses	(1.97)%	(0.97)%	(1.47)%	(0.96)%	(3.23)%	(1.73)%	(2.48)%	(1.73)%	(0.91)%	(0.85)%

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

F 55

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

9. Subsequent Events

From January 1, 2014 through February 21, 2014, the Trust had a $500,000 subscription in the Commodity L/N Unleveraged Series and redemptions of $500,000 in the Unleveraged Series and $69,997 in the Leveraged Series.
F - 56

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the MLM Index Fund, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 21, 2014

MLM INDEX™ FUND

By: /s/ Timothy J. Rudderow Sr.

Timothy J. Rudderow Sr., President
Mount Lucas Management LP
Manager