Form 10-Q
period 2014-03-31
MLM INDEX FUND
filed 2014-05-09
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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
March 31, 2014

Index
Item 1.	Financial Statements.

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Unleveraged Series

As of March 31, 2014 (Unaudited) and December 31, 2013

ASSETS	March 30, 2014	December 31, 2013

Cash and cash equivalents	$33,167,728	$38,783,078
Due from broker	4,356,498	4,228,397
Net unrealized gain on open futures contracts, at fair value	─	581,248
Interest receivable	─	7

Total assets	$37,524,226	$43,592,730

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$258,145	$4,728,284
Net unrealized loss on open futures contracts, at fair value	117,539	─
Brokerage commissions payable	12,758	14,594
Management fee payable	16,505	19,388
Accrued expenses	7,856	8,652

Total liabilities	412,803	4,770,918

Investors’ interest	37,111,423	38,821,812

Total liabilities and investors’ interest	$37,524,226	$43,592,730

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Unleveraged Series

March 31, 2014 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	Contracts	(loss)	interest

Futures*

Long futures contracts
Financial	134	$31,546	0.09%
Commodity	92	(14,721)	(0.04)
	226	16,825	0.05

Short futures contracts
Financial	(62)	(31,211)	(0.08)
Commodity	(97)	(103,153)	(0.28)
	(159)	(134,364)	(0.36)

Net unrealized loss on open futures contracts, at fair value		$(117,539)	(0.31)%

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Unleveraged Series

For the three months ended March 31, 2014 and 2013 (Unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Investment income
Interest	$4,780	$8,237

Expenses
Brokerage commissions	40,334	45,606
Management fee	50,457	55,659
Operating expenses	43,569	46,369

Total expenses	134,360	147,634

Net investment loss	(129,580)	(139,397)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	126,667	(958,246)
Net change in unrealized depreciation and appreciation on investments	(693,504)	433,834

Net realized and unrealized loss on investments	(566,837)	(524,412)

Net loss	$(696,417)	$(663,809)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

For the three months ended March 31, 2014 (Unaudited)

	Unleveraged Series

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Unleveraged Series
Investors’ interest at December 31, 2013	$1,133,968	$786,759	$1,175	$36,899,910	$38,821,812
Subscriptions	─	─	─	─	─
Redemptions	(513,972)	─	─	(500,000)	(1,013,972)
Net loss	(21,020)	(15,102)	(23)	(660,272)	(696,417)

Investors’ interest at March 31, 2014	$598,976	$771,657	$1,152	$35,739,638	$37,111,423

Shares at December 31, 2013	11,165	6,674	11	342,573
Subscriptions	─	─	─	─
Redemptions	(5,137)	─	─	(4,661)

Shares at March 31, 2014	6,028	6,674	11	337,912

Net asset value per share:
March 31, 2014	$99.37	$115.64	$101.38	$105.77

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Unleveraged Series

For the three months ended March 31, 2014 and 2013 (Unaudited)

	March 31, 2014	March 31, 2013

Cash flows from operating activities
Net loss	$(696,417)	$(663,809)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due to/from broker	(128,101)	954,294
Net unrealized (loss) gain on open futures contracts	698,787	(427,916)
Interest receivable	7	1
Brokerage commissions payable	(1,836)	(333)
Management fee payable	(2,883)	(708)
Accrued expenses	(796)	1,612

Net cash and cash equivalents used in operating activities	(131,239)	(136,859)

Cash flows from financing activities
Subscriptions received, net of selling commissions	─	1,870,000
Redemptions paid	(5,484,111)	(1,932,082)

Net cash and cash equivalents used in financing activities	(5,484,111)	(62,082)

Net decrease in cash and cash equivalents	(5,615,350)	(198,941)

Cash and cash equivalents at beginning of period	38,783,078	36,597,519

Cash and cash equivalents at end of period	$33,167,728	$36,398,578

Supplemental disclosure of non-cash financing activities:
Redemptions payable	$258,145	$3,724,371

Subscriptions recorded which were received in advance	$ ─	$1,950,000

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Leveraged Series

As of March 31, 2014 (Unaudited) and December 31, 2013

ASSETS	March 30, 2014	December 31, 2013

Cash and cash equivalents	$8,229	$354,768
Due from broker	4,105,849	5,751,321
Net unrealized gain on open futures contracts, at fair value	─	191,379

Total assets	$4,114,078	$6,297,468

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$ ─	$1,818,018
Net unrealized loss on open futures contracts, at fair value	38,786	─
Brokerage commissions payable	3,944	6,411
Management fee payable	5,005	8,401
Accrued expenses	1,160	1,398

Total liabilities	48,895	1,834,228

Investors’ interest	4,065,183	4,463,240

Total liabilities and investors’ interest	$4,114,078	$6,297,468

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Leveraged Series

March 31, 2014 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Financial	45	$10,426	0.26%
Commodity	30	(3,781)	(0.09)
	75	6,645	0.17

Short futures contracts
Financial	(20)	(11,441)	(0.28)
Commodity	(32)	(33,990)	(0.84)
	(52)	(45,431)	(1.12)

Net unrealized loss on open futures contracts, at fair value		$(38,786)	(0.95)%

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Leveraged Series

For the three months ended March 31, 2014 and 2013 (Unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Investment income
Interest	$7	$2,476

Expenses
Brokerage commissions	12,805	55,775
Management fee	15,451	67,380
Operating expenses	5,411	21,437

Total expenses	33,667	144,592

Net investment loss	(33,660)	(142,116)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	57,426	(1,295,796)
Net change in unrealized depreciation and appreciation on investments	(227,480)	547,108

Net realized and unrealized loss on investments	(170,054)	(748,688)

Net loss	$(203,714)	$(890,804)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the three months ended March 31, 2014 (Unaudited)

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series
Investors’ interest at December 31, 2013	$369,018	$1,118,984	$1,010	$2,974,228	$4,463,240
Subscriptions	─	─	─	─	─
Redemptions	(21,173)	(124,346)	─	(48,824)	(194,343)
Net loss	(18,296)	(49,449)	(49)	(135,920)	(203,714)

Investors’ interest at March 31, 2014	$329,549	$945,189	$961	$2,789,484	$4,065,183

Shares at December 31, 2013	4,998	12,268	14	31,023
Subscriptions	─	─	─	─
Redemptions	(290)	(1378)	─	(513)

Shares at March 31, 2014	4,708	10,890	14	30,510

Net asset value per share:
March 31, 2014	$69.99	$86.80	$71.23	$91.43

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Leveraged Series

For the three months ended March 31, 2014 and 2013 (Unaudited)

	March 31, 2014	March 31, 2013

Cash flows from operating activities
Net loss	$(203,714)	$(890,804)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used) in operating activities
Net change in operating assets and liabilities
Due from broker	1,645,472	1,291,282
Net unrealized gain (loss) on open futures contracts	230,165	(538,882)
Interest receivable	─	4
Other assets	─	1,073
Brokerage commissions payable	(2,467)	(4,889)
Management fee payable	(3,396)	(6,092)
Accrued expenses	(238)	1,410

Net cash and cash equivalents provided by (used in) operating activities	1,665,822	(146,898)

Cash flows from financing activities
Redemptions paid	(2,012,361)	(4,321,854)

Net cash and cash equivalents used in financing activities	(2,012,361)	(4,321,854)

Net decrease in cash and cash equivalents	(346,539)	(4,468,752)

Cash and cash equivalents at beginning of period	354,768	14,038,218

Cash and cash equivalents at end of period	$8,229	$9,569,466

Supplemental disclosure of non-cash financing activities:
Redemptions payable	$ ─	$2,752,228

Subscriptions recorded which were received in advance	$ ─	$90,000

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/N Index Unleveraged Series

As of March 31, 2014 (Unaudited) and December 31, 2013

ASSETS	March 31, 2014	December 31, 2013

Cash and cash equivalents	$126,201,578	$123,776,520
Due from broker	9,952,851	5,734,958
Net unrealized gain on open futures contracts, at fair value	─	78,333
Interest receivable	20	19

Total assets	$136,154,449	$129,589,830

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	$193,211	$ ─
Brokerage commissions payable	32,228	31,849
Management fee payable	56,144	54,163
Accrued expenses	24,543	24,721
Subscriptions received in advance	2,300,000	─

Total liabilities	2,606,126	110,733

Investors’ interest	133,548,323	129,479,097

Total liabilities and investors’ interest	$136,154,449	$129,589,830

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N Index Unleveraged Series

March 31, 2014 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Commodity	1,341	$(193,211)	(0.14)%

Net unrealized loss on open futures contracts, at fair value		$(193,211)	(0.14)%

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Commodity L/N Unleveraged Series

For the three months ended March 31, 2014 and 2013 (Unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Investment income
Interest	$18,754	$23,400

Expenses
Brokerage commissions	97,216	85,582
Management fee	165,008	136,180
Operating expenses	140,109	116,367

Total expenses	402,333	338,129

Net investment loss	(383,579)	(314,729)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	4,224,319	(3,918,025)
Net change in unrealized depreciation and appreciation on investments	(271,513)	1,613,817

Net realized and unrealized gain (loss) on investments	3,952,806	(2,304,208)

Net income (loss)	$3,569,227	$(2,618,937)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

For the three months ended March 31, 2014 (Unaudited)

	Class D Shares	Class E Shares	Total Commodity L/N Unleveraged Series
Investors’ interest at December 31, 2013	$74,744,967	$54,734,130	$129,479,097
Subscriptions	499,999	─	499,999
Net gain	2,043,085	1,526,142	3,569,227

Investors’ interest at March 31, 2014	$77,288,051	$56,260,272	$133,548,323

Shares at December 31, 2013	819,002	618,735
Subscriptions	5,403	─

Shares at March 31, 2014	824,405	618,735

Net asset value per share:
March 31, 2014	$93.75	$90.93

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

For the three months ended March 31, 2013 (Unaudited)

	Class D Shares	Class E Shares	Total Unleveraged Series
Investors’ interest at December 31, 2012	$71,782,634	$37,485,428	$109,268,062
Net loss	(1,735,634)	(883,303)	(2,618,937)

Investors’ interest at March 31, 2013	$70,047,000	$36,602,125	$106,649,125

Shares at December 31, 2012	740,605	400,000

Shares at March 31, 2013	740,605	400,000

Net asset value per share:
March 31, 2013	$94.58	$91.51

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/N Index Unleveraged Series

For the three months ended March 31, 2014 and 2013 (Unaudited)

	March 31, 2014	March 31, 2013

Cash flows from operating activities
Net income (loss)	$3,569,227	$(2,618,937)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due to/from broker	(4,217,893)	3,928,085
Net unrealized (loss) gain on open futures contracts	271,544	(1,618,673)
Interest receivable	(1)	3
Brokerage commissions payable	379	(1,284)
Management fee payable	1,981	(2,060)
Accrued expenses	(178)	8,820

Net cash and cash equivalents used in operating activities	(374,941)	(304,046)

Cash flows from financing activities
Subscriptions received, net of selling commissions	2,799,999	─

Net cash and cash equivalents provided by financing activities	2,799,999	─

Net increase (decrease) in cash and cash equivalents	2,425,058	(304,046)

Cash and cash equivalents at beginning of period	123,776,520	100,936,268

Cash and cash equivalents at end of period	$126,201,578	$100,632,222
Supplemental disclosure of non-cash financing activities: Subscriptions recorded which were received in advance	$2,300,000	$0

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/S Index Unleveraged Series

As of March 31, 2014 (Unaudited) and December 31, 2013

ASSETS	March 31, 2014	December 31, 2013

Cash and cash equivalents	$32,737,603		$32,852,364
Due from broker	4,464,972		4,620,026
Net unrealized gain on open futures contracts, at fair value	─		134,376
Interest receivable	─		1

Total assets	$37,202,575		$37,606,767

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	$440,646	$	─
Brokerage commissions payable	11,245		12,046
Management fee payable	15,818		15,812
Accrued expenses	6,801		6,833

Total liabilities	474,510		34,691

Investors’ interest	36,728,065		37,572,076

Total liabilities and investors’ interest	$37,202,575		$37,606,767

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

March 31, 2014 (Unaudited)

		Unrealized	Percentage of
	Number of	(loss)	investors’
Description	contracts	gain	interest

Futures*

Long futures contracts
Commodity	364	$(69,216)	(0.19)%

Short futures contracts
Commodity	(385)	(371,430)	(1.01)

Net unrealized loss on open futures contracts, at fair value		$(440,646)	(1.20)%

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM Commodity L/S Index Unleveraged Series

For the three months ended March 31, 2014 and 2013 (Unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Investment income
Interest	$4,699	$10,134

Expenses
Brokerage commissions	38,084	50,335
Management fee	47,605	62,919
Operating expenses	40,258	53,218

Total expenses	125,947	166,472

Net investment loss	(121,248)	(156,338)

Realized and unrealized (loss) gain on investments
Net realized loss on investments	(147,488)	(2,759,221)
Net change in unrealized depreciation and appreciation on investments	(575,275)	1,034,004

Net realized and unrealized loss on investments	(722,763)	(1,725,217)

Net loss	$(844,011)	$(1,881,555)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

For the three months ended March 31, 2014 (Unaudited)

Total Commodity L/S Unleveraged Series

Investors’ interest at December 31, 2013	$37,572,076
Net loss	(844,011)

Investors’ interest at March 31, 2014	$36,728,065

Shares at December 31, 2013	441,627

Shares at March 31, 2014	441,627

Net asset value per share:
March 31, 2014	$83.17

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/S Index Unleveraged Series

For the three months ended March 31, 2014 and 2013 (Unaudited)

	March 31, 2014	March 31, 2013

Cash flows from operating activities
Net loss	$(844,011)	$(1,881,555)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due to/from broker	155,054	(228,463)
Net unrealized (loss) gain on open futures contracts	575,022	(1,036,203)
Interest receivable	1	(78)
Brokerage commissions payable	(801)	(34)
Management fee payable	6	3,636
Accrued expenses	(32)	4,209

Net cash and cash equivalents used in operating activities	(114,761)	(3,138,488)

Cash flows from financing activities
Subscriptions received, net of selling commissions	─	11,500,000

Net cash and cash equivalents provided by financing activities	─	11,500,000

Net (decrease) increase in cash and cash equivalents	(114,761)	8,361,512

Cash and cash equivalents at beginning of period	32,852,364	43,740,617

Cash and cash equivalents at end of period	$32,737,603	$52,102,129

Supplemental disclosure of non-cash financing activities:
Redemptions payable	$ ─	$19,038,470

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

Trust Total

As of March 31, 2014 (Unaudited) and December 31, 2013

ASSETS	March 31, 2014	December 31, 2013

Cash and cash equivalents	$192,115,138	$195,766,730
Due from broker	22,880,170	20,334,702
Net unrealized gain on open futures contracts, at fair value	─	985,336
Interest receivable	20	27

Total assets	$214,995,328	$217,086,795

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$258,145	$6,546,302
Net unrealized gain on open futures contracts, at fair value	790,182	─
Brokerage commissions payable	60,175	64,900
Management fee payable	93,472	97,764
Subscriptions received in advance	2,300,000	─
Accrued expenses	40,360	41,604

Total liabilities	3,542,334	6,750,570

Investors’ interest	211,452,994	210,336,225

Total liabilities and investors’ interest	$214,995,328	$217,086,795

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

March 31, 2014 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Financial	179	$41,972	0.02%
Commodity	1,827	(280,929)	(0.13)
	2,006	(238,957)	(0.11)

Short futures contracts
Financial	(82)	(42,652)	(0.02)
Commodity	(514)	(508,573)	(0.24)
	(596)	(551,225)	(0.26)
Net unrealized loss on open futures contracts, at fair value		$(790,182)	(0.37)%

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Trust Total

For the three months ended March 31, 2014 and 2013 (Unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Investment income
Interest	$28,240	$44,247

Expenses
Brokerage commissions	188,439	237,298
Management fee	278,521	322,138
Operating expenses	229,347	237,391

Total expenses	696,307	796,827

Net investment loss	(668,067)	(752,580)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	4,260,924	(8,931,288)
Net change in unrealized depreciation and appreciation on investments	(1,767,772)	3,628,763

Net realized and unrealized gain (loss) on investments	2,493,152	(5,302,525)

Net income (loss)	$1,825,085	$(6,055,105)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

Trust Total

For the three months ended March 31, 2014 (Unaudited)

Total investor interest

Investors’ interest at December 31, 2013	$210,336,225
Subscriptions	499,999
Redemptions	(1,208,315)
Net income	1,825,085

Investors’ interest at March 31, 2014	$211,452,994

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

Trust Total

For the three months ended March 31, 2013 (Unaudited)

Total investor interest
Investors’ interest at December 31, 2012	$214,658,080
Subscriptions	14,010,000
Redemptions	(30,125,510)
Net loss	(6,055,105)

Investors’ interest at March 31, 2013	$192,487,465

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Trust Total

For the three months ended March 31, 2014 and 2013 (Unaudited)

	March 31, 2014	March 31, 2013

Cash flows from operating activities
Net income (loss)	$1,825,085	$(6,055,105)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities
Net change in operating assets and liabilities
Due from broker	(2,545,468)	5,945,198
Net unrealized (gain) loss on open futures contracts	1,775,518	(3,621,674)
Interest receivable	7	(70)
Other assets	─	1,073
Brokerage commissions payable	(4,725)	(6,540)
Management fee payable	(4,292)	(5,224)
Accrued expenses	(1,244)	16,051

Net cash and cash equivalents provided by (used in) operating activities	1,044,881	(3,726,291)

Cash flows from financing activities
Subscriptions received, net of selling commissions	2,799,999	13,370,000
Redemptions paid	(7,496,472)	(6,253,936)

Net cash and cash equivalents (used in) provided by financing activities	(4,696,473)	7,116,064

Net (decrease) increase in cash and cash equivalents	(3,651,592)	3,389,773

Cash and cash equivalents at beginning of period	195,766,730	195,312,622

Cash and cash equivalents at end of period	$192,115,138	$198,702,395

Supplemental disclosure of non-cash financing activities:
Redemptions payable	$258,145	$25,515,069

Subscriptions recorded which were received in advance	$2,300,000	$2,040,000

See Notes to Unaudited Condensed Financial Statements.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
March 31, 2014

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

At March 31, 2014, the MLM Index™ Fund is comprised of four series: the MLM Index™ Unleveraged Series (“Unleveraged Series”), the MLM Index™ Leveraged Series (“Leveraged Series”), the MLM Commodity L/N Index Unleveraged Series (“Commodity L/N” or “Commodity L/N Unleveraged Series”) and the MLM Commodity L/S Index Unleveraged Series (“Commodity L/S” or “Commodity L/S Unleveraged Series”). MLM Index™ Fund and its series are collectively referred to herein as the “Trust”.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted. In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial positions of the Trust and each Series as of March 31, 2014 and the results of its operations for the three months ended March 31, 2014 and 2013. The operating results for these interim periods may not be indicative of the results expected for a full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2014

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

Due from Broker

Each Series' trading activities utilize one broker located in the United States. Due from broker represents cash balances held, and amounts receivable or payable for transactions not settled at March 31, 2014 and December 31, 2013.

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
March 31, 2014

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

As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2014 and December 31, 2013, all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

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

All of the Series of the Trust recognize tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions were “more likely than not” to be sustained assuming examination by tax authorities. The Manager has reviewed all of the Series of the Trust’s tax positions for all open years (after December 31, 2008) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. The Trust has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2010 through 2013 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Redemptions Payable

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value of each Series by the number of outstanding investors’ interests for that Series.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2014

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

March 31, 2014	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Institutional Treasury Money Market Fund	$3,000	$2,000	$2,234,000	$6,000	$2,245,000
U.S. Government Agency Securities	33,099,483	─	121,597,123	32,699,530	187,396,136
Cash	63,984	4,913	69,159	30,994	169,050
Cash in Checking Account	1,261	1,316	2,301,296	1,079	2,304,952

Total	$33,167,728	$8,229	$126,201,578	$32,737,603	$192,115,138

December 31, 2013	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Institutional Treasury Money Market Fund	$293,000	$4,000	$2,127,000	$66,000	$2,490,000
U.S. Government Agency Securities	38,439,414	299,995	121,557,716	32,694,535	192,991,660
Cash	48,922	48,951	89,866	90,574	278,313
Cash in Checking Account	1,742	1,822	1,938	1,255	6,757

Total	$38,783,078	$354,768	$123,776,520	$32,852,364	$195,766,730

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2014

4. Investors’ Interest

The Trust is comprised of four series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage (collectively, the “Series”). The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index. The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract. Class A, Class B, Class C, Class D and Class E shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager. As of March 31, 2014, the Commodity L/N Leveraged Series and the Commodity L/S Leveraged Series have not commenced trading and have no assets. In addition, as of March 31, 2014, the Commodity L/N Unleveraged Series and the Commodity L/S Unleveraged Series have never had any investors in classes A, B or C. Furthermore, as of March 31, 2014, the Unleveraged Series, Leveraged Series and the Commodity L/S Unleveraged Series have never had any investors in class E.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account.

The Class A and Class C shares are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

5. Margin Requirements

The Trust had margin requirements as follows at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Unleveraged Series	$624,144	$788,023
Leveraged Series	204,217	266,992
Commodity L/N Unleveraged Series	3,771,745	1,530,033
Commodity L/S Unleveraged Series	1,106,239	1,615,519

Total	$5,706,345	$4,200,567

Each Series' margin requirements were satisfied by net unrealized profits and cash at the broker.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2014

6. Management Fee and Other Fees and Expenses

Each Series pays the Manager a management fee as a percentage of net assets, as of the first day of each month at the annualized rates as follows:

Prior to May 1, 2013:

	Unleveraged, Commodity L/N Unleveraged Series, and Commodity L/S Unleveraged Series
								Total fees
	Brokerage	Management	Organizational		Operating	Selling		and
	fee	fee	fee		expense	expense		commissions

Class A	0.85%	1.50%	N/	A	0.35%	4.00%		6.70%
Class B	0.85%	0.50%	N/	A	0.35%	N/	A	1.70%
Class C	0.40%	1.00%	N/	A	0.35%	4.00%		5.75%
Class D	0.40%	0.50%	N/	A	0.35%	N/	A	1.25%
Class E	0.15%	0.50%	N/	A	0.35%	N/	A	1.00%

	Leveraged Series
								Total fees
	Brokerage	Management	Organizational		Operating	Selling		and
	fee	fee	fee		expense	expense		commissions

Class A	1.75%	2.80%	N/	A	0.35%	4.00%		8.90%
Class B	1.75%	1.30%	N/	A	0.35%	N/	A	3.40%
Class C	0.90%	2.05%	N/	A	0.35%	4.00%		7.30%
Class D	0.90%	1.30%	N/	A	0.35%	N/	A	2.55%
Class E	0.35%	1.30%	N/	A	0.35%	N/	A	2.00%

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2014

6. Management Fee and Other Fees and Expenses (continued)

Effective May 1, 2013:

	Unleveraged, Commodity L/N Unleveraged Series, and Commodity L/S Unleveraged Series
										Total fees
	Brokerage		Management	Organizational		Operating		Selling		and
	fee		fee	fee		expense		expense		commissions

Class A	N/A	*	2.70%	N/	A	N/A	*	4.00%		6.70%
Class B	N/A	*	1.70%	N/	A	N/A	*	N/	A	1.70%
Class C	N/A	*	1.75%	N/	A	N/A	*	4.00%		5.75%
Class D	N/A	*	1.25%	N/	A	N/A	*	N/	A	1.25%
Class E	N/A	*	1.00%	N/	A	N/A	*	N/	A	1.00%

	Leveraged Series
										Total fees
	Brokerage		Management	Organizational		Operating		Selling		And
	fee		fee	fee		expense		expense		commissions

Class A	N/A	*	4.90%	N/	A	N/A	*	4.00%		8.90%
Class B	N/A	*	3.40%	N/	A	N/A	*	N/	A	3.40%
Class C	N/A	*	3.30%	N/	A	N/A	*	4.00%		7.30%
Class D	N/A	*	2.55%	N/	A	N/A	*	N/	A	2.55%
Class E	N/A	*	2.00%	N/	A	N/A	*	N/	A	2.00%

* Effective May 1, 2013, brokerage fee and operating expenses are included in the management fee charged by the Manager. The total of Brokerage fee, Management fee and Operating expense fee is unchanged and presented separately in the statement of operations.

Each Series pays the cash manager and banking fees directly.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2014

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

The following tables reflect the fair value of each Series’ derivative financial instruments at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Unleveraged Series	Asset	Liability	Asset	Liability
Financial futures	$102,531	$(102,196)	$572,412	$(15,762)
Commodity futures	165,333	(283,207)	238,206	(213,608)
Total	$267,864	$(385,403)	$810,618	$(229,370)

	March 31, 2014		December 31, 2013
Leveraged Series	Asset	Liability	Asset	Liability
Financial futures	$32,059	$(33,074)	$194,140	$(7,881)
Commodity futures	54,790	(92,561)	78,556	(73,436)
Total	$86,849	$(125,635)	$272,696	$(81,317)

	March 31, 2014		December 31, 2013
Commodity L/N Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$1,602,995	$(1,796,206)	$275,213	$(196,880)
Total	$1,602,995	$(1,796,206)	$275,213	$(196,880)

	March 31, 2014		December 31, 2013
Commodity L/S Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$691,436	$(1,132,082)	$946,194	$(811,818)
Total	$691,436	$(1,132,082)	$946,194	$(811,818)

	March 31, 2014		December 31, 2013
Trust Total	Asset	Liability	Asset	Liability
Financial futures	$134,590	$(135,270)	$766,552	$(23,643)
Commodity futures	2,514,554	(3,304,056)	1,538,169	(1,295,742)
Total	$2,649,144	$(3,439,326)	$2,304,721	$(1,319,385)

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2014

7. Derivative Financial Instruments (continued)

The following tables reflect the realized and unrealized gains (losses) from derivative financial instruments for the three months ended March 31, 2014 and 2013. (Included in the unrealized gain (loss) amounts in the Condensed Statement of Operations for March 31, 2014 and 2013, are unrealized gains (losses) from U.S. Government Agency Securities and unrealized gains (losses) from currency positions.):

	Three months ended March 31, 2014			Three months ended March 31, 2013
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$151,796	$(556,315)	$(404,519)	$(411,356)	$216,212	$(195,144)
Commodity futures	(25,129)	(142,472)	(167,601)	(546,890)	211,704	(335,186)
Total	$126,667	$(698,787)	$(572,120)	$(958,246)	$427,916	$(530,330)

	Three months ended March 31, 2014			Three months ended March 31, 2013
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$57,176	$(187,274)	$(130,098)	$(507,991)	$215,833	$(292,158)
Commodity futures	250	(42,891)	(42,641)	(787,805)	323,049	(464,756)
Total	$57,426	$(230,165)	$(172,739)	$(1,295,796)	$538,882	$(756,914)

	Three months ended March 31, 2014			Three months ended March 31, 2013
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$4,224,319	$(271,544)	$3,952,775	$(3,918,025)	$1,618,673	$(2,299,352)
Total	$4,224,319	$(271,544)	$3,952,775	$(3,918,025)	$1,618,673	$(2,299,352)

	Three months ended March 31, 2014			Three months ended March 31, 2013
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(147,488)	$(575,022)	$(722,510)	$(2,759,221)	$1,036,203	$(1,723,018)
Total	$(147,488)	$(575,022)	$(722,510)	$(2,759,221)	$1,036,203	$(1,723,018)

	Three months ended March 31, 2014			Three months ended March 31, 2013
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$208,972	$(743,589)	$(534,617)	$(919,347)	$432,045	$(487,302)
Commodity futures	4,051,952	(1,031,929)	3,020,023	(8,011,941)	3,189,629	(4,822,312)
Total	$4,260,924	$(1,775,518)	$2,485,406	$(8,931,288)	$3,621,674	$(5,309,614)

The following tables reflect the trading activity for derivative financial instruments for the three months ended March 31, 2014 and 2013:

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Three months ended March 31, 2014	Three months ended March 31, 2014	Three months ended March 31, 2013	Three months ended March 31, 2013
Unleveraged	517	544	718	636
Leveraged	174	189	905	1,087
Commodity L/N	1,624	959	1,371	1,571
Commodity L/S	1,059	1,132	1,795	1,932
Trust Total	3,374	2,824	4,789	5,226

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2014

8. Financial Highlights

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the three months ended March 31, 2014:

	Unleveraged Series				Leveraged Series				Commodity L/N Unleveraged Series		Commodity L/S Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class E Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2013	$101.57	$117.90	$103.38	$107.71	$73.83	$91.22	$74.84	$95.88	$91.26	$88.46	$85.08
Loss from investment operations:
Net investment expense	(0.48)	(0.27)	(0.36)	(0.24)	(0.60)	(0.41)	(0.47)	(0.43)	(0.20)	(0.20)	(0.19)
Net realized and unrealized gain (loss) on investment transactions	(1.72)	(1.99)	(1.64)	(1.70)	(3.24)	(4.01)	(3.14)	(4.02)	2.69	2.67	(1.72)
Net income (loss) from investment operations	(2.20)	(2.26)	(2.00)	(1.94)	(3.84)	(4.42)	(3.61)	(4.45)	2.49	2.47	(1.91)

Net asset value per share at March 31, 2014	$99.37	$115.64	$101.38	$105.77	$69.99	$86.80	$71.23	$91.43	$93.75	$90.93	$83.17

Total Return:	(2.17)%	(1.92)%	(1.93)%	(1.80)%	(5.20)%	(4.85)%	(4.82)%	(4.64)%	2.73%	2.79%	(2.24)%

Ratio to Average Investors’ Interest:
Net investment expense	(0.70)%	(0.23)%	(0.36)%	(0.23)%	(0.87)%	(0.49)%	(0.66)%	(0.47)%	(0.21)%	(0.22)%	(0.22)%
Expenses	(0.72)%	(0.24)%	(0.37)%	(0.24)%	(0.86)%	(0.48)%	(0.65)%	(0.46)%	(0.22)%	(0.23)%	(0.24)%

Total return is calculated as the change in the net asset value per share for the three months ended March 31, 2014. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the three months ended March 31, 2014.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2014

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

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2014

9.Subsequent Events

From April 1, 2014 through May 9, 2014, the Trust had subscriptions of approximately $600,000 for the Unleveraged Series. There were no subscriptions for the Leveraged Series, the Commodity L/N Unleveraged Series or the Commodity L/S Unleveraged Series.

The Trust had redemptions of approximately $1,320,245 for the Unleveraged Series,. There were no redemptions for the Leveraged Series, Commodity L/N Unleveraged Series or Commodity L/S Unleveraged Series.

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

Each Series' assets are held at one or all of the futures broker, in a demand deposit account at BNY Mellon bank and a custodial account at State Street Bank and Trust (the “Bank"). The Trust has contracted with Aberdeen Asset Management (“Aberdeen”) to manage the money in these accounts so as to maximize the interest income which accrues to each Series, while maintaining strict credit controls as determined by the CE Act. When Citigroup Global Markets requires additional assets to maintain the positions for a Series, the Bank makes a wire transfer to Citigroup Global Markets. If Citigroup Global Markets has surplus assets in a Series account, Citigroup Global Markets makes a wire transfer to the account at the Bank.

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

Index
Liquidity

The majority of each Series' assets are held in liquid short-term interest rate instruments. Each Series takes substantial exposure in futures markets, which requires relatively small deposits, called margin, to hold the positions. As of March 31, 2014, increases (decreases) in cash and cash equivalents amounted to approximately $(5.6m), ($0.3m), $2.4m and ($0.1m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. As at March 31, 2014, increases (decreases) in due from broker amounted to approximately $(0.1m), $1.6m, $(4.2m) and $0.2m for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. Net cash  provided by (used in) operations amounted to approximately $(0.1m), $1.7m, $(0.4m) and $(0.1m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. For the period ended March 31, 2014 the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series generated net income (loss) from operations of approximately $(0.7), $(0.2m), $3.6m and $(0.8m), respectively. In general, each unleveraged Series will have about 5% of its assets on deposit with brokers as margin and each leveraged Series will have about 15% of its assets on deposit with brokers as margin, with the balance held in custodial accounts with a major financial institution.

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

Each Series incurs various kinds of credit risk in its operations. In order to facilitate the trading of a Series, assets must be placed with Futures Commission Merchants. Management of the Trust deals only with established registered firms, and monitors their financial condition on an ongoing basis. In addition, if a Series were to enter into over-the-counter transactions (“OTC transactions”), additional counterparty risk would be incurred. There were no OTC transactions during the three months ended March 31, 2014 in any Series.

Results of Operations

At March 31, 2014 and December 31, 2013, the Series of the Trust had assets as follows:

Trust Series	March 31, 2014	December 31, 2013
Unleveraged Series	$37,524,226	$43,592,730
Leveraged Series	$4,114,078	$6,297,468
Commodity L/N Unleveraged Series	$136,154,449	$129,589,830
Commodity L/S Unleveraged Series	$37,202,575	$37,606,767
Total	$214,995,328	$217,086,795

At March 31, 2014 and December 31, 2013, the Series of the Trust had liabilities as follows:

Trust Series	March 31, 2014	December 31, 2013
Unleveraged Series	$412,803	$4,770,918
Leveraged Series	$48,895	$1,834,228
Commodity L/N Unleveraged Series	$2,606,126	$110,733
Commodity L/S Unleveraged Series	$474,510	$34,691
Total	$3,542,334	$6,750,570

Net income (loss) from operations for the Series of the Trust for the three months ended March 31, 2014 was as follows:

Trust Series	March 31, 2014
Unleveraged Series	$(696,417)
Leveraged Series	$(203,714)
Commodity L/N Unleveraged Series	$3,569,227
Commodity L/S Unleveraged Series	$(844,011)
Total	$1,825,085

Index
The Trust’s net income (loss) is directly related to the performance of the MLM Index™, which the Trust is designed to replicate. For the three months ended March 31, 2014, MLM Index™ performance and its subsets were (1.44)%, 3.09% and (1.80%) for the MLM Index, MLM Commodity Index L/N and the MLM Commodity Index L/S respectively. Performance was (1.28%), (2.04%) and (3.30%) respectively for the same period ended March 31, 2013. A Series' performance may be negative in years when the MLM Index™ is positive or have greater losses when the MLM Index™ is negative due to the timing of subscriptions and redemptions, and the fees charged. Since inception of the Trust, the correlation of monthly results between each Series and the MLM Index™ and its subsets adjusted for fees is 0.99.

The following table represents the performance by class for the MLM Index™ Fund for the three months ended March 31, 2014 and 2013.

March 31, 2014

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class E Shares	Class D Shares

Total Return:	(2.17)%	(1.92)%	(1.93)%	(1.80)%	(5.20)%	(4.85)%	(4.82)%	(4.64)%	2.73%	2.79%	(2.24)%

March 31, 2013

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class E Shares	Class D Shares

Total Return:	(1.98)%	(1.73)%	(1.75)%	(1.62)%	(5.06)%	(4.69)%	(4.67)%	(4.49)%	(2.41)%	(2.35)%	(3.68)%

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

Index
The VAR of each Series is calculated as follows:

1.	The manager calculates the standard deviation of the historical returns of the MLM Index™ and its subsets on an asset-weighted basis over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years. It is important to note that this calculation is made on the historical data of the MLM Index™ and its subsets. It is not based on the actual trading of the Trust and does not include any operational risk. The standard deviation is used to measure the dispersion of the returns of the MLM Index™ and its subsets.
2.	For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability. It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude. The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution. For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100). To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution.
3.	To ascertain a dollar loss amount for each Series, the assets of the Series as of March 31, 2014 are multiplied by the estimate of the risk calculated in step 2 above. The risk estimate is based on the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets. Based on the asset levels as of March 31, 2014, the manager estimates that the amount each Series of the Trust could expect to lose as follows in any given day and in any given month.

Trust Series	Any Given Day	Any Given Month
Unleveraged Series	$221,179	$2,142,821
Leveraged Series	$72,749	$704,803
Commodity L/N Unleveraged Series	$1,530,672	$14,590,311
Commodity L/S Unleveraged Series	$617,829	$5,153,766

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

Index
(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report, the Manager’s President and Chief Financial Officer, as well as other key members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures with respect to each Series individually, as well as the Trust as a whole, and based on their evaluation have concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Based on such evaluation we have concluded these disclosure controls are effective as of March 31, 2014.

(b) Changes in internal control over financial reporting. There has been no change in management’s internal control over financial reporting of the Trust as a whole and each Series individually that occurred in the quarter-ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, management’s internal control over financial reporting of the Trust as a whole and each Series individually.

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

Item 1a. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class E	Class D
Jan-14 Subscriptions	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Subscriptions Units	-	-	-	-	-	-	-	-	-	-	-
# of Purchasers	-	-	-	-	-	-	-	-	-	-	-
Unit Price	$101.57	$117.90	$103.38	$107.71	$73.83	$91.22	$74.84	$95.88	$91.26	$88.46	$85.08

Feb-14 Subscriptions	$-	$-	$-	$-	$-	$-	$-	$-	$499,999	$-	$-
Subscriptions Units	-	-	-	-	-	-	-	-	5,403	-	-
# of Purchasers	-	-	-	-	-	-	-	-	1	-	-
Unit Price	$101.03	$117.37	$102.91	$107.27	$73.09	$90.42	$74.19	$95.10	$92.54	$89.71	$87.67

Mar-14 Subscriptions	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Subscriptions Units	-	-	-	-	-	-	-	-	-	-	-
# of Purchasers	-	-	-	-	-	-	-	-	-	-	-
Unit Price	$100.77	$117.16	$102.72	$107.12	$72.84	$90.21	$74.02	$94.95	$94.60	$91.73	$85.96

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Index
Item 6.	Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By: Mount Lucas Management LP
Its: Manager

By: /s/ Timothy J. Rudderow, Sr
Timothy J. Rudderow, Sr
President

Date: May 9, 2014