Form 10-Q
period 2014-06-30
MLM INDEX FUND
filed 2014-08-08
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

Yes☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,”  “large accelerated filer,” and “smaller reporting company” “ in Rule 12-b-2 of the Exchange Act. (Check One):
Large Accelerated Filer ☐AcceleratedFiler ☐ Non-Accelerated Filer ☒  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐	No ☒

MLM Index™ Fund
Index to FORM 10-Q
June 30, 2014

Index
Item 1.	Financial Statements.

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Unleveraged Series

As of June 30, 2014 (Unaudited) and December 31, 2013

ASSETS	June 30, 2014	December 31, 2013

Cash and cash equivalents	$52,476,819	$38,783,078
Due from broker	4,304,595	4,228,397
Net unrealized gain on open futures contracts, at fair value	184,150	581,248
Interest receivable	6	7

Total assets	$56,965,570	$43,592,730

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$607,818	$4,728,284
Brokerage commissions payable	11,699	14,594
Management fee payable	15,679	19,388
Accrued expenses	9,647	8,652
Subscriptions received in advance	20,469,448	-

Total liabilities	21,114,291	4,770,918

Investors’ interest	35,851,279	38,821,812

Total liabilities and investors’ interest	$56,965,570	$43,592,730

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Unleveraged Series

June 30, 2014 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	Contracts	(loss)	interest

Futures*

Long futures contracts
Financial	203	$134,202	0.37%
Commodity	105	106,095	0.30
	308	240,297	0.67

Short futures contracts
Financial	(77)	(64,530)	(0.18)
Commodity	(193)	8,383	0.02
	(270)	(56,147)	(0.16)

Net unrealized gain on open futures contracts, at fair value		$184,150	0.51%

*	Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Unleveraged Series

December 31, 2013

			Percentage of
	Number of	Unrealized	investors’
Description	contracts	gain	interest

Futures*
Long futures contracts
Financial	50	$164,220	0.42%
Commodity	50	5,205	0.01
	100	169,425	0.43

Short futures contracts
Financial	(152)	392,430	1.01
Commodity	(160)	19,393	0.05
	(312)	411,823	1.06

Net unrealized gain on open futures contracts, at fair value		$581,248	1.49%

*	Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Unleveraged Series

For the three and six months ended June 30, 2014 and 2013 (Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Investment income
Interest	$3,580	$6,036	$8,360	$14,273

Expenses
Brokerage commissions	38,242	50,595	78,576	96,201
Management fee	47,395	63,095	97,852	118,754
Operating expenses	40,593	51,001	84,162	97,370

Total expenses	126,230	164,691	260,590	312,325

Net investment loss	(122,650)	(158,655)	(252,230)	(298,052)

Realized and unrealized gain (loss) on investments
Net realized (loss) gain on investments	(49,114)	(398,005)	77,553	(1,356,251)
Net change in unrealized appreciation and depreciation on investments	300,760	18,835	(392,744)	452,669
Net realized and unrealized gain (loss) on investments	251,646	(379,170)	(315,191)	(903,582)

Net gain (loss)	$128,996	$(537,825)	$(567,421)	$(1,201,634)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

For the six months ended June 30, 2014 (Unaudited)

	Unleveraged Series

	Class A	Class B	Class C	Class D	Total
	Shares	Shares	Shares	Shares	Unleveraged
					Series
Investors’ interest at December 31, 2013	$1,133,968	$786,759	$1,175	$36,899,910	$38,821,812
Subscriptions	─	─	─	600,000	600,000
Redemptions	(741,914)	(51,139)	─	(2,210,059)	(3,003,112)
Net loss	(21,092)	(13,293)	(20)	(533,016)	(567,421)
Investors’ interest at June 30, 2014	$370,962	$722,327	$1,155	$34,756,835	$35,851,279

Shares at December 31, 2013	11,165	6,674	11	342,573
Subscriptions	─	─	─	5,637
Redemptions	(7,431)	(441)	─	(20,738)
Shares at June 30, 2014	3,734	6,233	11	327,472
Net asset value per share:
June 30, 2014	$99.35	$115.89	$101.61	$106.14

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

See Notes to Unaudited Condensed Financial Statements.

Index

MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Unleveraged Series

For the six months ended June 30, 2014 and 2013 (Unaudited)

	June 30,	June 30,
	2014	2013

Cash flows from operating activities
Net loss	$(567,421)	$(1,201,634)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(76,198)	1,356,955
Net unrealized loss (gain) on open futures contracts	397,098	(446,904)
Interest receivable	1	(50)
Brokerage commissions payable	(2,895)	367
Management fee payable	(3,709)	2,003
Accrued expenses	995	8,377

Net cash and cash equivalents used in operating activities	(252,129)	(280,886)

Cash flows from financing activities
Subscriptions received, net of selling commissions	21,069,448	12,890,000
Redemptions paid	(7,123,578)	(6,667,496)

Net cash and cash equivalents provided by financing activities	13,945,870	6,222,504

Net increase in cash and cash equivalents	13,693,741	5,941,618

Cash and cash equivalents at beginning of period	38,783,078	36,597,519

Cash and cash equivalents at end of period	$52,476,819	$42,539,137
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$607,818	$282,657
Subscriptions recorded which were received in advance		$1,950,000

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Leveraged Series

As of June 30, 2014 (Unaudited) and December 31, 2013

ASSETS	June 30, 2014	December 31, 2013

Cash and cash equivalents	$8,132	$354,768
Due from broker	3,931,805	5,751,321
Net unrealized gain on open futures contracts, at fair value	63,715	191,379

Total assets	$4,003,652	$6,297,468

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$153,698	$1,818,018
Brokerage commissions payable	3,476	6,411
Management fee payable	4,671	8,401
Accrued expenses	1,542	1,398

Total liabilities	163,387	1,834,228

Investors’ interest	3,840,265	4,463,240

Total liabilities and investors’ interest	$4,003,652	$6,297,468

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Leveraged Series

June 30, 2014 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Financial	44	$46,476	1.21%
Commodity	21	33,111	0.86
	65	79,587	2.07

Short futures contracts
Financial	(16)	(20,952)	(0.55)
Commodity	(38)	5,080	0.13
	(54)	(15,872)	(0.42)

Net unrealized gain on open futures contracts, at fair value		$63,715	1.65%

*	Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Leveraged Series

December 31, 2013

			Percentage of
	Number of	Unrealized	investors’
Description	contracts	gain	interest

Futures*
Long futures contracts
Financial	17	$52,113	1.17%
Commodity	18	2,638	0.06
	35	54,751	1.23

Short futures contracts
Financial	(52)	134,146	3.01
Commodity	(55)	2,482	0.06
	(107)	136,628	3.07

Net unrealized gain on open futures contracts, at fair value		$191,379	4.30%

*	Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Leveraged Series

For the three and six months ended June 30, 2014 and 2013 (Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Investment income
Interest	$7	$222	$14	$2,698

Expenses
Brokerage commissions	11,786	35,339	24,591	91,114
Management fee	14,397	43,514	29,848	110,894
Operating expenses	4,759	13,920	10,170	35,357

Total expenses	30,942	92,773	64,609	237,365

Net investment loss	(30,935)	(92,551)	(64,595)	(234,667)

Realized and unrealized gain (loss) on investments
Net realized (loss) gain on investments	(18,169)	(174,831)	39,257	(1,470,627)
Net change in unrealized appreciation and depreciation on investments	102,597	(129,732)	(124,883)	417,376

Net realized and unrealized gain (loss) on investments	84,428	(304,563)	(85,626)	(1,053,251)

Net gain (loss)	$53,493	$(397,114)	$(150,221)	$(1,287,918)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the six months ended June 30, 2014 (Unaudited)

	Class A	Class B	Class C	Class D	Total
	Shares	Shares	Shares	Shares	Leveraged
					Series
Investors’ interest at December 31, 2013	$369,018	$1,118,984	$1,010	$2,974,228	$4,463,240
Subscriptions	─	─	─	─	─
Redemptions	(220,915)	(203,015)	─	(48,824)	(472,754)
Net loss	(15,644)	(38,277)	(37)	(96,263)	(150,221)
Investors’ interest at June 30, 2014	$132,459	$877,692	$973	$2,829,141	$3,840,265

Shares at December 31, 2013	4,998	12,268	14	31,023
Subscriptions	─	─	─	─
Redemptions	(3,121)	(2,277)	─	(513)
Shares at June 30, 2014	1,877	9,991	14	30,510
Net asset value per share:
June 30, 2014	$70.57	$87.85	$72.11	$92.73

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Leveraged Series

For the six months ended June 30, 2014 and 2013 (Unaudited)

	June 30, 2014	June 30, 2013

Cash flows from operating activities
Net loss	$(150,221)	$(1,287,918)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities
Net change in operating assets and liabilities
Due from broker	1,819,516	1,473,713
Net unrealized loss (gain) on open futures contracts	127,664	(411,618)
Interest receivable	─	4
Other assets	─	1,073
Brokerage commissions payable	(2,935)	(11,531)
Management fee payable	(3,730)	(14,019)
Accrued expenses	144	2,528

Net cash and cash equivalents provided by (used in) operating activities	1,790,438	(247,768)

Cash flows from financing activities
Redemptions paid	(2,137,074)	(10,813,829)

Net cash and cash equivalents used in financing activities	(2,137,074)	(10,813,829)

Net decrease in cash and cash equivalents	(346,636)	(11,061,597)

Cash and cash equivalents at beginning of period	354,768	14,038,218

Cash and cash equivalents at end of period	$8,132	2,976,621
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$153,698	$260,825
Subscriptions recorded which were received in advance	$ ─	$90,000

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/N Index Unleveraged Series

As of June 30, 2014 (Unaudited) and December 31, 2013

ASSETS	June 30, 2014	December 31, 2013

Cash and cash equivalents	$126,714,573	$123,776,520
Due from broker	7,583,601	5,734,958
Net unrealized gain on open futures contracts, at fair value	1,575,019	78,333
Interest receivable	42	19

Total assets	$135,873,235	$129,589,830

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Brokerage commissions payable	29,613	31,849
Management fee payable	56,534	54,163
Accrued expenses	24,699	24,721

Total liabilities	110,846	110,733

Investors’ interest	135,762,389	129,479,097

Total liabilities and investors’ interest	$135,873,235	$129,589,830

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N Index Unleveraged Series

June 30, 2014 (Unaudited)

			Percentage of
	Number of	Unrealized	investors’
Description	contracts	gain	interest

Futures*

Long futures contracts
Commodity	1,001	$1,575,019	1.16%

Net unrealized gain on open futures contracts, at fair value		$1,575,019	1.16%

*	Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N Index Unleveraged Series

December 31, 2013

			Percentage of
	Number of	Unrealized	investors’
Description	contracts	gain	interest

Futures*
Long futures contracts
Commodity	676	$78,333	0.06%

Net unrealized gain on open futures contracts, at fair value		$78,333	0.06%

*	Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Commodity L/N Unleveraged Series

For the three and six months ended June 30, 2014 and 2013 (Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Investment income
Interest	$15,357	$17,249	$34,111	$40,649

Expenses
Brokerage commissions	101,266	94,685	198,482	180,267
Management fee	170,668	162,088	335,676	298,268
Operating expenses	144,177	132,840	284,286	249,207

Total expenses	416,111	389,613	818,444	727,742

Net investment loss	(400,754)	(372,364)	(784,333)	(687,093)

Realized and unrealized gain (loss) on investments
Net realized (loss) gain on investments	(2,352,072)	(2,222,575)	1,872,247	(6,140,600)
Net change in unrealized appreciation and depreciation on investments	1,766,891	(1,854,411)	1,495,378	(240,594)

Net realized and unrealized (loss) gain on investments	(585,181)	(4,076,986)	3,367,625	(6,381,194)

Net (loss) income	$(985,935)	$(4,449,350)	$2,583,292	$(7,068,287)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

For the six months ended June 30, 2014 (Unaudited)

	Class D	Class E	Total
	Shares	Shares	Commodity L/N
			Unleveraged Series
Investors’ interest at December 31, 2013	$74,744,967	$54,734,130	$129,479,097
Subscriptions	3,700,000	─	3,700,000
Net gain	1,445,149	1,138,143	2,583,292
Investors’ interest at June 30, 2014	$79,890,116	$55,872,273	$135,762,389

Shares at December 31, 2013	819,002	618,735
Subscriptions	39,614	─
Shares at June 30, 2014	858,616	618,735

Net asset value per share:
June 30, 2014	$93.05	$90.30

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

For the six months ended June 30, 2013 (Unaudited)

	Class D	Class E	Total
	Shares	Shares	Commodity L/N Unleveraged
			Series
Investors’ interest at December 31, 2012	$71,782,634	$37,485,428	$109,268,062
Subscriptions	5,523,122	20,015,348	25,538,470
Redemptions	─	─	─
Net loss	(4,283,340)	(2,784,947)	(7,068,287)
Investors’ interest at June 30, 2013	$73,022,416	$54,715,829	$127,738,245

Shares at December 31, 2012	740,605	400,000
Subscriptions	58,790	218,735
Redemptions	─	─
Shares at June 30, 2013	799,395	618,735

Net asset value per share:
June 30, 2013	$91.35	$88.43

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/N Index Unleveraged Series

For the six months ended June 30, 2014 and 2013 (Unaudited)

	June 30, 2014	June 30, 2013

Cash flows from operating activities
Net income (loss)	$2,583,292	$(7,068,287)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(1,848,643)	5,556,475
Net unrealized (gain) loss on open futures contracts	(1,496,686)	235,342
Interest receivable	(23)	(171)
Other assets	─	(998)
Brokerage commissions payable	(2,236)	2,828
Management fee payable	2,371	7,103
Accrued expenses	(22)	27,470

Net cash and cash equivalents used in operating activities	(761,947)	(1,240,238)

Cash flows from financing activities
Subscriptions received, net of selling commissions	3,700,000	25,538,470

Net cash and cash equivalents provided by financing activities	3,700,000	25,538,470

Net increase in cash and cash equivalents	2,938,053	24,298,232

Cash and cash equivalents at beginning of period	123,776,520	100,936,268

Cash and cash equivalents at end of period	$126,714,573	$125,234,500

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/S Index Unleveraged Series

As of June 30, 2014 (Unaudited) and December 31, 2013

ASSETS	June 30, 2014	December 31, 2013

Cash and cash equivalents	$32,725,468	$32,852,364
Due from broker	3,771,021	4,620,026
Net unrealized gain on open futures contracts, at fair value	463,368	134,376
Interest receivable	─	1

Total assets	$36,959,857	$37,606,767

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Brokerage commissions payable	8,806	12,046
Management fee payable	15,282	15,812
Accrued expenses	6,916	6,833
Subscriptions received in advance	100,000	─

Total liabilities	131,004	34,691

Investors’ interest	36,828,853	37,572,076

Total liabilities and investors’ interest	$36,959,857	$37,606,767

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

June 30, 2014 (Unaudited)

			Percentage of
	Number of	Unrealized	investors’
Description	contracts	gain	interest

Futures*

Long futures contracts
Commodity	272	$422,123	1.15%

Short futures contracts
Commodity	(498)	41,245	0.11

Net unrealized gain on open futures contracts, at fair value		$463,368	1.26%

*	Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

December 31, 2013

			Percentage of
	Number of	Unrealized	investors’
Description	contracts	gain	interest

Futures*
Long futures contracts
Commodity	197	$21,828	0.06%

Short futures contracts
Commodity	(625)	112,548	0.30

Net unrealized gain on open futures contracts, at fair value		$134,376	0.36%

*	Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM Commodity L/S Index Unleveraged Series

For the three and six months ended June 30, 2014 and 2013 (Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Investment income
Interest	$3,786	$5,733	$8,485	$15,867

Expenses
Brokerage commissions	36,941	37,296	75,025	87,631
Management fee	46,176	46,622	93,781	109,541
Operating expenses	39,215	40,185	79,473	93,403

Total expenses	122,332	124,103	248,279	290,575

Net investment loss	(118,546)	(118,370)	(239,794)	(274,708)

Realized and unrealized gain (loss) on investments
Net realized (loss) gain on investments	(684,445)	6,484	(831,933)	(2,752,737)
Net change in unrealized appreciation on investments	903,779	186,076	328,504	1,220,080

Net realized and unrealized gain (loss) on investments	219,334	192,560	(503,429)	(1,532,657)

Net gain (loss)	$100,788	$74,190	$(743,223)	$(1,807,365)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

For the six months ended June 30, 2014 (Unaudited)

Total
Commodity L/S
Unleveraged Series
Investors’ interest at December 31, 2013	$37,572,076
Net loss	(743,223)
Investors’ interest at June 30, 2014	$36,828,853

Shares at December 31, 2013	441,627
Shares at June 30, 2014	441,627
Net asset value per share:
June 30, 2014	$83.39

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/S Index Unleveraged Series

For the six months ended June 30, 2014 and 2013 (Unaudited)

	June 30, 2014	June 30, 2013

Cash flows from operating activities
Net loss	$(743,223)	$(1,807,365)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	849,005	(226,311)
Net unrealized gain on open futures contracts	(328,992)	(1,222,608)
Interest receivable	1	24
Brokerage commissions payable	(3,240)	(5,848)
Management fee payable	(530)	(4,729)
Accrued expenses	83	11,211

Net cash and cash equivalents used in operating activities	(226,896)	(3,255,626)

Cash flows from financing activities
Subscriptions received, net of selling commissions	100,000	11,500,000
Redemptions paid	─	(19,038,470)

Net cash and cash equivalents provided by (used in) financing activities	100,000	(7,538,470)

Net decrease in cash and cash equivalents	(126,896)	(10,794,096)

Cash and cash equivalents at beginning of period	32,852,364	43,740,617

Cash and cash equivalents at end of period	$32,725,468	$32,946,521

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

Trust Total

As of June 30, 2014 (Unaudited) and December 31, 2013

ASSETS	June 30, 2014	December 31, 2013

Cash and cash equivalents	$211,924,992	$195,766,730
Due from broker	19,591,022	20,334,702
Net unrealized gain on open futures contracts, at fair value	2,286,252	985,336
Interest receivable	48	27

Total assets	$233,802,314	$217,086,795

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$761,516	$6,546,302
Brokerage commissions payable	53,594	64,900
Management fee payable	92,166	97,764
Subscriptions received in advance	20,569,448	─
Accrued expenses	42,804	41,604

Total liabilities	21,519,528	6,750,570

Investors’ interest	212,282,786	210,336,225

Total liabilities and investors’ interest	$233,802,314	$217,086,795

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

June 30, 2014 (Unaudited)

		Unrealized	Percentage of
	Number of	gain	investors’
Description	contracts	(loss)	interest

Futures*

Long futures contracts
Financial	247	$180,678	0.09%
Commodity	1,399	2,136,348	1.01
	1,646	2,317,026	1.10

Short futures contracts
Financial	(93)	(85,482)	(0.04)
Commodity	(729)	54,708	0.03
	(822)	(30,774)	(0.01)
Net unrealized gain on open futures contracts, at fair value		$2,286,252	1.09%

*	Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

December 31, 2013

			Percentage of
	Number of	Unrealized	investors’
Description	contracts	gain	interest

Futures*
Long futures contracts
Financial	67	$216,333	0.10%
Commodity	941	108,004	0.05
	1,008	324,337	0.15

Short futures contracts
Financial	(204)	526,576	0.25
Commodity	(840)	134,423	0.06
	(1,044)	660,999	0.31

Net unrealized gain on open futures contracts, at fair value		$985,336	0.46%

*	Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Trust Total

For the three and six months ended June 30, 2014 and 2013 (Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Investment income
Interest	$22,730	$29,240	$50,970	$73,487

Expenses
Brokerage commissions	188,235	217,915	376,674	455,213
Management fee	278,636	315,319	557,157	637,457
Operating expenses	228,744	237,946	458,091	475,337

Total expenses	695,615	771,180	1,391,922	1,568,007

Net investment loss	(672,885)	(741,940)	(1,340,952)	(1,494,520)

Realized and unrealized gain (loss) gain on investments
Net realized (loss) gain on investments	(3,103,800)	(2,788,927)	1,157,124	(11,720,215)
Net change in unrealized appreciation and depreciation on investments	3,074,027	(1,779,232)	1,306,255	1,849,531
Net realized and unrealized (loss) gain on investments	(29,773)	(4,568,159)	2,463,379	(9,870,684)

Net (loss) income	$(702,658)	$(5,310,099)	$1,122,427	$(11,365,204)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS INTEREST

Trust Total

For the six months ended June 30, 2014 (Unaudited)

Total
investor interest

Investors’ interest at December 31, 2013	$210,336,225
Subscriptions	4,300,000
Redemptions	(3,475,866)
Net income	1,122,427
Investors’ interest at June 30, 2014	$212,282,786

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS INTEREST

Trust Total

For the six months ended June 30, 2013 (Unaudited)

Total
investor interest

Investors’ interest at December 31, 2012	$214,658,080
Subscriptions	51,968,470
Redemptions	(35,419,782)
Net loss	(11,365,204)
Investors’ interest at June 30, 2013	$219,841,564

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Trust Total

For the six months ended June 30, 2014 and 2013 (Unaudited)

	June 30, 2014	June 30, 2013

Cash flows from operating activities
Net income (loss)	$1,122,427	$(11,365,204)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities
Net change in operating assets and liabilities
Due from broker	743,680	8,160,832
Net unrealized gain on open futures contracts	(1,300,916)	(1,845,788)
Interest receivable	(21)	(193)
Other assets	─	75
Brokerage commissions payable	(11,306)	(14,184)
Management fee payable	(5,598)	(9,642)
Accrued expenses	1,200	49,586

Net cash and cash equivalents provided by (used in) operating activities	549,466	(5,024,518)

Cash flows from financing activities
Subscriptions received, net of selling commissions	24,869,448	49,928,470
Redemptions paid	(9,260,652)	(36,519,795)

Net cash and cash equivalents provided by financing activities	15,608,796	13,408,675

Net increase in cash and cash equivalents	16,158,262	8,384,157

Cash and cash equivalents at beginning of period	195,766,730	195,312,622

Cash and cash equivalents at end of period	$211,924,992	$203,696,779
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$761,516	$543,482
Subscriptions recorded which were received in advance	$ ─	$2,040,000

See Notes to Unaudited Condensed Financial Statements.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
June 30, 2014

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

At June 30, 2014, the MLM Index™ Fund is comprised of four series: the MLM Index™ Unleveraged Series (“Unleveraged Series”), the MLM Index™ Leveraged Series (“Leveraged Series”), the MLM Commodity L/N Index Unleveraged Series (“Commodity L/N” or “Commodity L/N Unleveraged Series”) and the MLM Commodity L/S Index Unleveraged Series (“Commodity L/S” or “Commodity L/S Unleveraged Series”).  MLM Index™ Fund and its series are collectively referred to herein as the “Trust”.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted.  In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial positions of the Trust and each Series as of June 30, 2014 and the results of its operations for the three and six months ended June 30, 2014 and 2013.  The operating results for these interim periods may not be indicative of the results expected for a full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2014

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

Due from Broker

Each Series' trading activities utilize one broker located in the United States. Due from broker represents cash balances held, and amounts receivable or payable for transactions not settled at June 30, 2014 and December 31, 2013.

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

As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2014 and December 31, 2013, all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

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

Index
3.	Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

June 30, 2014	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Institutional Treasury Money Market Fund	$20,473,000	$2,000	$5,033,000	$104,000	$25,612,000
U.S. Government Agency Securities	31,849,183	─	121,546,924	32,499,480	185,895,587
Cash	153,195	4,903	133,412	120,729	412,239
Cash in Checking Account	1,441	1,229	1,237	1,259	5,166
Total	$52,476,819	$8,132	$126,714,573	$32,725,468	$211,924,992

December 31, 2013	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Institutional Treasury Money Market Fund	$293,000	$4,000	$2,127,000	$66,000	$2,490,000
U.S. Government Agency Securities	38,439,414	299,995	121,557,716	32,694,535	192,991,660
Cash	48,922	48,951	89,866	90,574	278,313
Cash in Checking Account	1,742	1,822	1,938	1,255	6,757
Total	$38,783,078	$354,768	$123,776,520	$32,852,364	$195,766,730

Index
4.	Investors’ Interest

The Trust is comprised of four series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage (collectively, the “Series”).  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.  Class A, Class B, Class C, Class D and Class E shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager.  As of June 30, 2014, the Commodity L/N Leveraged Series and the Commodity L/S Leveraged Series have not commenced trading and have no assets. In addition, as of June 30, 2014, the Commodity L/N Unleveraged Series and the Commodity L/S Unleveraged Series have never had any investors in classes A, B or C.  Furthermore, as of June 30, 2014, the Unleveraged Series, Leveraged Series and the Commodity L/S Unleveraged Series have never had any investors in class E.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account.

The Class A and Class C shares are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

5.	Margin Requirements

The Trust had margin requirements as follows at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Unleveraged Series	$1,004,714	$788,023
Leveraged Series	207,269	266,992
Commodity L/N Unleveraged Series	2,820,840	1,530,033
Commodity L/S Unleveraged Series	1,437,590	1,615,519
Total	$5,470,413	$4,200,567

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

The following tables reflect the fair value of each Series derivative financial instruments at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Unleveraged Series	Asset	Liability	Asset	Liability
Financial futures	$136,101	$(66,429)	$572,412	$(15,762)
Commodity futures	212,976	(98,498)	238,206	(213,608)
Total	$349,077	$(164,927)	$810,618	$(229,370)

	June 30, 2014		December 31, 2013
Leveraged Series	Asset	Liability	Asset	Liability
Financial futures	$46,476	$(20,952)	$194,140	$(7,881)
Commodity futures	65,671	(27,480)	78,556	(73,436)
Total	$112,147	$(48,432)	$272,696	$(81,317)

	June 30, 2014		December 31, 2013
Commodity L/N Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$2,142,182	$(567,163)	$275,213	$(196,880)
Total	$2,142,182	$(567,163)	$275,213	$(196,880)

	June 30, 2014		December 31, 2013
Commodity L/S Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$855,068	$(391,700)	$946,194	$(811,818)
Total	$855,068	$(391,700)	$946,194	$(811,818)

	June 30, 2014		December 31, 2013
Trust Total	Asset	Liability	Asset	Liability
Financial futures	$182,577	$(87,381)	$766,552	$(23,643)
Commodity futures	3,275,897	(1,084,841)	1,538,169	(1,295,742)
Total	$3,458,474	$(1,172,222)	$2,304,721	$(1,319,385)

Index
7.	Derivative Financial Instruments (continued)

The following tables reflect the realized and unrealized gains (losses) from derivative financial instruments for the three and six months ended June 30, 2014 and 2013.  (Included in the unrealized gain (loss) amounts on the Condensed Statement of Operations for June 30, 2014 and 2013, are unrealized gains (losses) from U.S. Government Agency Securities and unrealized gains (losses) from currency positions.):

	Three months ended June 30, 2014			Three months ended June 30, 2013
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$123,818	$69,337	$193,155	$(448,137)	$(58,218)	$(506,355)
Commodity futures	(172,932)	232,352	59,420	50,132	77,206	127,338
Total	$(49,114)	$301,689	$252,575	$(398,005)	$18,988	$(379,017)

	Three months ended June 30, 2014			Three months ended June 30, 2013
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$44,087	$26,539	$70,626	$(197,411)	$(147,409)	$(344,820)
Commodity futures	(62,256)	75,962	13,706	22,580	20,145	42,725
Total	$(18,169)	$102,501	$84,332	$(174,831)	$(127,264)	$(302,095)

	Three months ended June 30, 2014			Three months ended June 30, 2013
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(2,352,072)	$1,768,230	$(583,842)	$(2,222,575)	$(1,854,015)	$(4,076,590)
Total	$(2,352,072)	$1,768,230	$(583,842)	$(2,222,575)	$(1,854,015)	$(4,076,590)

	Three months ended June 30, 2014			Three months ended June 30, 2013
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(684,445)	$904,014	$219,569	$6,484	$186,405	$192,889
Total	$(684,445)	$904,014	$219,569	$6,484	$186,405	$192,889

	Three months ended June 30, 2014			Three months ended June 30, 2013
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$167,905	$95,876	$263,781	$(645,548)	$(205,627)	$(851,175)
Commodity futures	(3,271,705)	2,980,558	(291,147)	(2,143,379)	(1,570,259)	(3,713,638)
Total	$(3,103,800)	$3,076,434	$(27,366)	$(2,788,927)	$(1,775,886)	$(4,564,813)

Index
7.	Derivative Financial Instruments (continued)

	Six months ended June 30, 2014			Six months ended June 30, 2013
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$275,614	$(486,978)	$(211,364)	$(859,493)	$157,994	$(701,499)
Commodity futures	(198,061)	89,880	(108,181)	(496,758)	288,910	(207,848)
Total	$77,553	$(397,098)	$(319,545)	$(1,356,251)	$446,904	$(909,347)

	Six months ended June 30, 2014			Six months ended June 30, 2013
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$101,263	$(160,735)	$(59,472)	$(705,402)	$68,424	$(636,978)
Commodity futures	(62,006)	33,071	(28,935)	(765,225)	343,194	(422,031)
Total	$39,257	$(127,664)	$(88,407)	$(1,470,627)	$411,618	$(1,059,009)

	Six months ended June 30, 2014			Six months ended June 30, 2013
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$1,872,247	$1,496,686	$3,368,933	$(6,140,600)	$(235,342)	$(6,375,942)
Total	$1,872,247	$1,496,686	$3,368,933	$(6,140,600)	$(235,342)	$(6,375,942)

	Six months ended June 30, 2014			Six months ended June 30, 2013
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(831,933)	$328,992	$(502,941)	$(2,752,737)	$1,222,608	$(1,530,129)
Total	$(831,933)	$328,992	$(502,941)	$(2,752,737)	$1,222,608	$(1,530,129)

	Six months ended June 30, 2014			Six months ended June 30, 2013
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$376,877	$(647,713)	$(270,836)	$(1,564,895)	$226,418	$(1,338,477)
Commodity futures	780,247	1,948,629	2,728,876	(10,155,320)	1,619,370	(8,535,950)
Total	$1,157,124	$1,300,916	$2,458,040	$(11,720,215)	$1,845,788	$(9,874,427)

The following tables reflect the trading activity for derivative financial instruments for the three months and six months ended June 30, 2014 and 2013:

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Three months ended June 30, 2014	Three months ended June 30, 2014	Three months ended June 30, 2013	Three months ended June 30, 2013
Unleveraged	784	591	789	794
Leveraged	193	201	577	708
Commodity L/N	2,191	2,531	884	894
Commodity L/S	1,437	1,416	1,308	1,304
Trust Total	4,605	4,739	3,558	3,700

Index
7.	Derivative Financial Instruments (continued)

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Six months ended June 30, 2014	Six months ended June 30, 2014	Six months ended June 30, 2013	Six months ended June 30, 2013
Unleveraged	1,301	1,135	1,508	1,430
Leveraged	367	390	1,482	1,796
Commodity L/N	3,815	3,490	2,255	2,465
Commodity L/S	2,496	2,548	3,103	3,236
Trust Total	7,979	7,563	8,348	8,927

Index
8.	Financial Highlights

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the six months ended June 30, 2014:

	Unleveraged Series				Leveraged Series				Commodity L/N Unleveraged Series		Commodity L/S Unleveraged Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class E	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Per share operating performance:
Net asset value per share at December 31, 2013	$101.57	$117.90	$103.38	$107.71	$73.83	$91.22	$74.84	$95.88	$91.26	$88.46	$85.08
Loss from investment operations:
Net investment expense	(0.96)	(0.53)	(0.72)	(0.48)	(1.18)	(0.79)	(0.93)	(0.84)	(0.41)	(0.40)	(0.37)
Net realized and unrealized gain (loss) on investment transactions	(1.25)	(1.46)	(1.05)	(1.09)	(2.08)	(2.58)	(1.80)	(2.31)	2.20	2.24	(1.32)
Total from investment operations	(2.21)	(1.99)	(1.77)	(1.57)	(3.26)	(3.37)	(2.73)	(3.15)	1.79	1.84	(1.69)
Net asset value per share at June 30, 2014	$99.36	$115.91	$101.61	$106.14	$70.57	$87.85	$72.11	$92.73	$93.05	$90.30	$83.39

Total Return:	(2.18)%	(1.69)%	(1.71)%	(1.46)%	(4.42)%	(3.69)%	(3.65)%	(3.29)%	1.96%	2.08%	(1.99)%

Ratio to Average Investors’ Interest:
Net investment expense	(1.31)%	(0.47)%	(0.70)%	(0.44)%	(2.35)%	(0.95)%	(1.28)%	(0.90)%	(0.43)%	(0.44)%	(0.44)%
Expenses	(1.34)%	(0.49)%	(0.73)%	(0.47)%	(2.34)%	(0.94)%	(1.27)%	(0.89)%	(0.46)%	(0.46)%	(0.47)%

Total return is calculated as the change in the net asset value per share for the six months ended June 30, 2014.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the six months ended June 30, 2014.

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

Index
9.	Subsequent Events

From July 1, 2014 through August 8, 2014, the Trust had subscriptions of approximately $1.8 million for the Unleveraged Series.  There were no subscriptions for the Leveraged Series, the L/N Unleveraged Series or the L/S Unleveraged Series.

The Trust had redemptions of approximately $60,000 for the Unleveraged Series.  There were no redemptions for the Leveraged Series, Commodity L/N Unleveraged Series or the Commodity L/S Unleveraged Series.

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

Index
Liquidity

The majority of each Series' assets are held in liquid short-term interest rate instruments. Each Series takes substantial exposure in futures markets, which requires relatively small deposits, called margin, to hold the positions. As of June 30, 2014, increases (decreases) in cash and cash equivalents amounted to approximately $13.7m, ($0.3m), $2.9m and ($0.1m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively.  As at June 30, 2014, increases (decreases) in due from broker amounted to approximately $(0.1m), $1.8m, $(1.8m) and $0.8m for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. Net cash provided by (used in) operations amounted to approximately $(0.3m), $1.8m, $(0.8m) and $(0.2m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. For the period ended June 30, 2014 the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series generated net income (loss) from operations of approximately $(0.6), $(0.2m), $2.6m and $(0.7m), respectively. In general, each unleveraged Series will have about 5% of its assets on deposit with brokers as margin and each leveraged Series will have about 15% of its assets on deposit with brokers as margin, with the balance held in custodial accounts with a major financial institution.

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

Each Series incurs various kinds of credit risk in its operations. In order to facilitate the trading of a Series, assets must be placed with Futures Commission Merchants. Management of the Trust deals only with established registered firms, and monitors their financial condition on an ongoing basis. In addition, if a Series were to enter into over-the-counter transactions (“OTC transactions”), additional counterparty risk would be incurred. There were no OTC transactions during the six months ended June 30, 2014 in any Series.

Results of Operations

At June 30, 2014 and December 31, 2013, the Series of the Trust had assets as follows:

Trust Series	June 30, 2014	December 31, 2013
Unleveraged Series	$56,965,570	$43,592,730
Leveraged Series	$4,003,652	$6,297,468
Commodity L/N Unleveraged Series	$135,873,235	$129,589,830
Commodity L/S Unleveraged Series	$36,959,857	$37,606,767
Total	$233,802,314	$217,086,795

At June 30, 2014 and December 31, 2013, the Series of the Trust had liabilities as follows:

Trust Series	June 30, 2014	December 31, 2013
Unleveraged Series	$21,114,291	$4,770,918
Leveraged Series	$163,387	$1,834,228
Commodity L/N Unleveraged Series	$110,846	$110,733
Commodity L/S Unleveraged Series	$131,004	$34,691
Total	$21,519,528	$6,750,570

Net income (loss) from operations for the Series of the Trust for the six months ended June 30, 2014 and June 30, 2013 was as follows:

Trust Series	June 30, 2014	June 30, 2013
Unleveraged Series	$(567,421)	$(1,201,634)
Leveraged Series	$(150,221)	$(1,287,918)
Commodity L/N Unleveraged Series	$2,583,292	$(7,068,287)
Commodity L/S Unleveraged Series	$(743,223)	$(1,807,365)
Total	$1,122,427	$(11,365,204)

Index
The Trust’s net (loss) income is directly related to the performance of the MLM Index™, which the Trust is designed to replicate.    For the six months ended June 30, 2014, MLM Index™ performance and its subsets were (0.75)%, 2.61% and (1.24%) for the MLM Index, MLM Commodity Index L/N and the MLM Commodity Index L/S respectively.  Performance was (2.09%), (5.09%) and (2.54%) respectively for the same period ended June 30, 2013.  A Series' performance may be negative in years when the MLM Index™ is positive or have greater losses when the MLM Index™ is negative due to the timing of subscriptions and redemptions, and the fees charged. Since inception of the Trust, the correlation of monthly results between each Series and the MLM Index™ and its subsets adjusted for fees is 0.99.

The following table represents the performance by class for the MLM Index™ Fund for the six months ended June 30, 2014 and 2013.

June 30, 2014

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class E	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	(2.18)%	(1.69)%	(1.71)%	(1.46)%	(4.42)%	(3.69)%	(3.65)%	(3.29)%	1.96%	2.08%	(1.99)%

June 30, 2013

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class E	Class D
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares

Total Return:	(3.43)%	(2.95)%	(2.98)%	(2.73)%	(8.68)%	(7.98)%	(7.93)%	(7.59)%	(5.75)%	(5.63)%	(3.49)%

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

Index
The VAR of each Series is calculated as follows:

1.	The manager calculates the standard deviation of the historical returns of the MLM Index™ and its subsets on an asset-weighted basis over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years. It is important to note that this calculation is made on the historical data of the MLM Index™ and its subsets. It is not based on the actual trading of the Trust and does not include any operational risk. The standard deviation is used to measure the dispersion of the returns of the MLM Index™ and its subsets.
2.	For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability. It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude. The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution. For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100). To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution. For daily returns, this estimate is a loss of 1.02%. For monthly returns the estimate is a loss of 9.74%.
3.	To ascertain a dollar loss amount for each Series, the assets of the Series as of June 30, 2014 are multiplied by the estimate of the risk calculated in step 2 above. The risk estimate is based on the unleveraged and leveraged series of the Trust, with the leveraged assets having six times the risk of the unleveraged assets. Based on the asset levels as of June 30, 2014, the manager estimates that the amount each Series of the Trust could expect to lose as follows in any given day and in any given month.

Trust Series	Any Given Day	Any Given Month
Unleveraged Series	$299,097	$3,192,778
Leveraged Series	$63,063	$673,184
Commodity L/N Unleveraged Series	$1,587,497	$14,560,176
Commodity L/S Unleveraged Series	$526,668	$5,120,141

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

Index
(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this quarterly Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures with respect to each Series individually, as well as the Trust as a whole, and have concluded that our disclosure controls and procedures with respect to each Series individually, as well as the Trust as a whole, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on such evaluation we have concluded these disclosure controls are effective as of June 30, 2014.

(b) Changes in internal control over financial reporting. There has been no change in management’s internal control over financial reporting that occurred in the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, management’s internal control over financial reporting with respect to each Series individually, as well as the Trust as a whole.

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

Item 1a.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class A	Class B	Class C	Class D	Class D	Class E	Class D
Apr-14 Subscriptions	$-	$-	$-	$-	$-	$-	$-	$-	$2,300,000	$-	$-
Subscriptions Units	-	-	-	-	-	-	-	-	24,533	-	-
# of Purchasers	-	-	-	-	-	-	-	-	1	-	-
Unit Price	$99.37	$115.64	$101.38	$105.77	$69.99	$86.80	$71.23	$91.43	$93.75	$90.93	$83.17

May-14 Subscriptions	$-	$-	$-	$600,000	$-	$-	$-	$-	$-	$-	$-
Subscriptions Units	-	-	-	5,637	-	-	-	-	-	-	-
# of Purchasers	-	-	-	1	-	-	-	-	-	-	-
Unit Price	$99.88	$116.32	$101.98	$106.43	$71.26	$88.48	$72.62	$93.27	$95.28	$92.43	$84.73

Jun-14 Subscriptions	$-	$-	$-	$-	$-	$-	$-	$-	$900,000	$-	$-
Subscriptions Units	-	-	-	-	-	-	-	-	9,678	-	-
# of Purchasers	-	-	-	-	-	-	-	-	2	-	-
Unit Price	$99.39	$115.85	$101.56	$106.04	$70.45	$87.58	$71.89	$92.39	$93.00	$90.24	$83.05

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Index
Item 6.	Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By: Mount Lucas Management LP
Its: Manager

By: /s/ Timothy J. Rudderow, Sr

Timothy J. Rudderow, Sr
President

Date: August 8, 2014