Form 10-Q
period 2014-09-30
MLM INDEX FUND
filed 2014-11-07
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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
September 30, 2014

Index
Item 1.	Financial Statements.

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Unleveraged Series

As of September 30, 2014 (Unaudited) and December 31, 2013

ASSETS	September 30, 2014	December 31, 2013

Cash and cash equivalents	$53,455,368	$38,783,078
Due from broker	4,232,472	4,228,397
Net unrealized gain on open futures contracts, at fair value	1,913,688	581,248
Interest receivable	177	7

Total assets	$59,601,705	$43,592,730

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$613,438	$4,728,284
Brokerage commissions payable	14,710	14,594
Management fee payable	24,602	19,388
Accrued expenses	8,865	8,652

Total liabilities	661,615	4,770,918

Investors’ interest	58,940,090	38,821,812

Total liabilities and investors’ interest	$59,601,705	$43,592,730

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Unleveraged Series

September 30, 2014 (Unaudited)

Description	Number of Contracts	Unrealized gain	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	137	$12,115	0.02%
Commodity	21	76,710	0.13
	158	88,825	0.15

Short futures contracts
Financial	(171)	748,231	1.27
Commodity	(327)	1,076,632	1.83
	(498)	1,824,863	3.10

Net unrealized gain on open futures contracts, at fair value		$1,913,688	3.25%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Unleveraged Series

December 31, 2013

Description	Number of contracts	Unrealized gain	Percentage of investors’ interest

Futures*
Long futures contracts
Financial	50	$164,220	0.42%
Commodity	50	5,205	0.01
	100	169,425	0.43

Short futures contracts
Financial	(152)	392,430	1.01
Commodity	(160)	19,393	0.05
	(312)	411,823	1.06

Net unrealized gain on open futures contracts, at fair value		$581,248	1.49%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Unleveraged Series

For the three and nine months ended September 30, 2014 and 2013 (Unaudited)

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Investment income
Interest	$5,209	$3,693	$13,569	$17,966

Expenses
Brokerage commissions	47,006	48,774	125,582	144,975
Management fee	73,474	61,593	171,326	180,347
Operating expenses	59,136	50,665	143,298	148,035

Total expenses	179,616	161,032	440,206	473,357

Net investment loss	(174,407)	(157,339)	(426,637)	(455,391)

Realized and unrealized gain (loss) on investments
Net realized (loss) gain on investments	(52,692)	357,848	24,861	(998,403)
Net change in unrealized appreciation and depreciation on investments	1,714,662	(400,021)	1,321,918	52,648
Net realized and unrealized gain (loss) on investments	1,661,970	(42,173)	1,346,779	(945,755)

Net gain (loss)	$1,487,563	$(199,512)	$920,142	$(1,401,146)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

For the nine months ended September 30, 2014 (Unaudited)

	Unleveraged Series

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class E Shares		Total Unleveraged Series
Investors’ interest at December 31, 2013	$1,133,968	$786,759	$1,175	$36,899,910	$	─	$38,821,812
Subscriptions	─	─	─	3,275,000		19,599,401	22,874,401
Redemptions	(741,914)	(64,093)	─	(2,870,258)		─	(3,676,265)
Net (loss) income	(13,022)	4,254	8	417,912		510,990	920,142
Investors’ interest at September 30, 2014	$379,032	$726,920	$1,183	$37,722,564		$20,110,391	$58,940,090

Shares at December 31, 2013	11,165	6,674	11	342,573		─
Subscriptions	─	─	─	30,845		195,994
Redemptions	(7,431)	(551)	─	(26,819)		─
Shares at September 30, 2014	3,734	6,123	11	346,599		195,994
Net asset value per share:
September 30, 2014	$101.52	$118.73	$104.06	$108.84		102.61

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Unleveraged Series

For the nine months ended September 30, 2014 and 2013 (Unaudited)

	September 30, 2014		September 30, 2013

Cash flows from operating activities
Net income (loss)		$920,142	$(1,401,146)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker		(4,075)	1,001,892
Net unrealized gain on open futures contracts		(1,332,440)	(47,330)
Interest receivable		(170)	(77,627)
Brokerage commissions payable		116	1,241
Management fee payable		5,214	1,546
Accrued expenses		213	9,709

Net cash and cash equivalents used in operating activities		(411,000)	(511,715)

Cash flows from financing activities
Subscriptions received, net of selling commissions		22,874,401	15,075,000
Redemptions paid		(7,791,111)	(10,000,703)

Net cash and cash equivalents provided by financing activities		15,083,290	5,074,297

Net increase in cash and cash equivalents		14,672,290	4,562,582

Cash and cash equivalents at beginning of period		38,783,078	36,597,519

Cash and cash equivalents at end of period		$53,455,368	$41,160,101

Supplemental disclosure of non-cash financing activities:
Redemptions payable		$613,438	$353,916

Subscriptions recorded which were received in advance	$	─	$1,950,000

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Leveraged Series

As of September 30, 2014 (Unaudited) and December 31, 2013

ASSETS	September 30, 2014	December 31, 2013

Cash and cash equivalents	$9,672	$354,768
Due from broker	3,732,197	5,751,321
Net unrealized gain on open futures contracts, at fair value	381,124	191,379

Total assets	$4,122,993	$6,297,468

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$39,334	$1,818,018
Brokerage commissions payable	3,404	6,411
Management fee payable	4,355	8,401
Accrued expenses	1,650	1,398

Total liabilities	48,743	1,834,228

Investors’ interest	4,074,250	4,463,240

Total liabilities and investors’ interest	$4,122,993	$6,297,468

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Leveraged Series

September 30, 2014 (Unaudited)

Description	Number of contracts	Unrealized gain	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	27	$240	0.01%
Commodity	4	14,410	0.35
	31	14,650	0.36

Short futures contracts
Financial	(34)	145,782	3.58
Commodity	(66)	220,692	5.42
	(100)	366,474	9.00

Net unrealized gain on open futures contracts, at fair value		$381,124	9.36%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Leveraged Series

December 31, 2013

Description	Number of contracts	Unrealized gain	Percentage of investors’ interest

Futures*
Long futures contracts
Financial	17	$52,113	1.17%
Commodity	18	2,638	0.06
	35	54,751	1.23

Short futures contracts
Financial	(52)	134,146	3.01
Commodity	(55)	2,482	0.06
	(107)	136,628	3.07

Net unrealized gain on open futures contracts, at fair value		$191,379	4.30%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Leveraged Series

For the three and nine months ended September 30, 2014 and 2013 (Unaudited)

	For the three months ended September 30, 2014	For the three months ended September 30, 2013		For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Investment income
Interest	$17	$	─	$31	$2,561

Expenses
Interest	─		137	─	─
Brokerage commissions	10,783		25,810	35,374	116,924
Management fee	12,991		32,082	42,839	142,976
Operating expenses	4,451		9,182	14,621	44,539

Total expenses	28,225		67,211	92,834	304,439

Net investment loss	(28,208)		(67,211)	(92,803)	(301,878)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	11,946		214,922	51,203	(1,255,705)
Net change in unrealized appreciation and depreciation on investments	313,549		(213,295)	188,666	204,081

Net realized and unrealized gain (loss) on investments	325,495		1,627	239,869	(1,051,624)

Net gain (loss)	$297,287		$(65,584)	$147,066	$(1,353,502)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the nine months ended September 30, 2014 (Unaudited)

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series
Investors’ interest at December 31, 2013	$369,018	$1,118,984	$1,010	$2,974,228	$4,463,240
Subscriptions	─	─	─	─	─
Redemptions	(260,250)	(226,982)	─	(48,824)	(536,056)
Net (loss) income	(6,058)	27,160	38	125,926	147,066
Investors’ interest at September 30, 2014	$102,710	$919,162	$1,048	$3,051,330	$4,074,250

Shares at December 31, 2013	4,998	12,268	14	31,023
Subscriptions	─	─	─	─
Redemptions	(3,641)	(2,546)	─	(513)
Shares at September 30, 2014	1,357	9,722	14	30,510
Net asset value per share:
September 30, 2014	$75.68	$94.55	$77.63	$100.02

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Leveraged Series

For the nine months ended September 30, 2014 and 2013 (Unaudited)

	September 30, 2014		September 30, 2013

Cash flows from operating activities
Net income (loss)		$147,066	$(1,353,502)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in)operating activities
Net change in operating assets and liabilities
Due from broker		2,019,124	1,262,225
Net unrealized gain on open futures contracts		(189,745)	(199,934)
Interest receivable		─	5
Other assets		─	1,073
Brokerage commissions payable		(3,007)	(12,080)
Management fee payable		(4,046)	(16,040)
Accrued expenses		252	699

Net cash and cash equivalents provided by (used in) operating activities		1,969,644	(317,554)

Cash flows from financing activities
Subscriptions received, net of selling commissions		─	─
Redemptions paid		(2,314,740)	(12,646,741)

Net cash and cash equivalents used in financing activities		(2,314,740)	(12,646,741)

Net decrease in cash and cash equivalents		(345,096)	(12,964,295)

Cash and cash equivalents at beginning of period		354,768	14,038,218

Cash and cash equivalents at end of period		$9,672	$1,073,923

Supplemental disclosure of non-cash financing activities:
Redemptions payable		$39,334	$21,509

Subscriptions recorded which were received in advance	$	─	$90,000

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/N Index Unleveraged Series

As of September 30, 2014 (Unaudited) and December 31, 2013

ASSETS	September 30, 2014	December 31, 2013

Cash and cash equivalents	$126,587,694	$123,776,520
Due from broker	2,817,802	5,734,958
Net unrealized gain on open futures contracts, at fair value	666,770	78,333
Interest receivable	39	19

Total assets	$130,072,305	$129,589,830

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Brokerage commissions payable	31,474	31,849
Management fee payable	53,993	54,163
Accrued expenses	24,708	24,721
Subscriptions received in advance	250,000	─

Total liabilities	360,175	110,733

Investors’ interest	129,712,130	129,479,097

Total liabilities and investors’ interest	$130,072,305	$129,589,830

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N Index Unleveraged Series

September 30, 2014 (Unaudited)

Description	Number of contracts	Unrealized gain	Percentage of investors’ interest

Futures*

Long futures contracts
Commodity	184	$666,770	0.51%

Net unrealized gain on open futures contracts, at fair value		$666,770	0.51%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N Index Unleveraged Series

December 31, 2013

Description	Number of contracts	Unrealized gain	Percentage of investors’ interest

Futures*
Long futures contracts
Commodity	676	$78,333	0.06%

Net unrealized gain on open futures contracts, at fair value		$78,333	0.06%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Commodity L/N Unleveraged Series

For the three and nine months ended September 30, 2014 and 2013 (Unaudited)

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Investment income
Interest	$18,842	$14,736	$52,953	$55,385

Expenses
Brokerage commissions	98,229	95,152	296,711	275,419
Management fee	165,312	162,427	500,988	460,695
Operating expenses	140,389	138,949	424,675	388,156

Total expenses	403,930	396,528	1,222,374	1,124,270

Net investment loss	(385,088)	(381,792)	(1,169,421)	(1,068,885)

Realized and unrealized (loss) gain on investments
Net realized (loss) gain on investments	(4,757,657)	1,348,420	(2,885,410)	(4,792,180)
Net change in unrealized depreciation and appreciation on investments	(907,514)	541,685	587,864	301,091

Net realized and unrealized (loss) gain on investments	(5,665,171)	1,890,105	(2,297,546)	(4,491,089)

Net (loss) income	$(6,050,259)	$1,508,313	$(3,466,967)	$(5,559,974)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

For the nine months ended September 30, 2014 (Unaudited)

	Class D Shares	Class E Shares	Total Commodity L/N Unleveraged Series
Investors’ interest at December 31, 2013	$74,744,967	$54,734,130	$129,479,097
Subscriptions	3,700,000	─	3,700,000
Net loss	(2,135,095)	(1,331,872)	(3,466,967)
Investors’ interest at September 30, 2014	$76,309,872	$53,402,258	$129,712,130

Shares at December 31, 2013	819,002	618,735
Subscriptions	39,614	─
Shares at September 30, 2014	858,616	618,735
Net asset value per share:
September 30, 2014	$88.88	$86.31

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/N Index Unleveraged Series

For the nine months ended September 30, 2014 and 2013 (Unaudited)

	September 30, 2014	September 30, 2013

Cash flows from operating activities
Net loss	$(3,466,967)	$(5,559,974)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	2,917,156	4,211,776
Net unrealized gain on open futures contracts	(588,437)	(308,012)
Interest receivable	(20)	(93,161)
Brokerage commissions payable	(375)	4,621
Management fee payable	(170)	8,327
Accrued expenses	(13)	33,707

Net cash and cash equivalents used in operating activities	(1,138,826)	(1,702,716)

Cash flows from financing activities
Subscriptions received, net of selling commissions	3,950,000	25,538,470

Net cash and cash equivalents provided by financing activities	3,950,000	25,538,470

Net increase in cash and cash equivalents	2,811,174	23,835,754

Cash and cash equivalents at beginning of period	123,776,520	100,936,268

Cash and cash equivalents at end of period	$126,587,694	$124,772,022

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/S Index Unleveraged Series

As of September 30, 2014 (Unaudited) and December 31, 2013

ASSETS	September 30, 2014	December 31, 2013

Cash and cash equivalents	$37,738,322	$32,852,364
Due from broker	3,224,374	4,620,026
Net unrealized gain on open futures contracts, at fair value	3,385,079	134,376
Interest receivable	42	1

Total assets	$44,347,817	$37,606,767

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Brokerage commissions payable	12,207	12,046
Management fee payable	17,255	15,812
Accrued expenses	6,940	6,833

Total liabilities	36,402	34,691

Investors’ interest	44,311,415	37,572,076

Total liabilities and investors’ interest	$44,347,817	$37,606,767

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

September 30, 2014 (Unaudited)

Description	Number of contracts	Unrealized gain	Percentage of investors’ interest

Futures*

Long futures contracts
Commodity	61	$222,020	0.50%

Short futures contracts
Commodity	(971)	3,163,059	7.14

Net unrealized gain on open futures contracts, at fair value		$3,385,079	7.64%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

December 31, 2013

Description	Number of contracts	Unrealized gain	Percentage of investors’ interest

Futures*
Long futures contracts
Commodity	197	$21,828	0.06%

Short futures contracts
Commodity	(625)	112,548	0.30

Net unrealized gain on open futures contracts, at fair value		$134,376	0.36%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM Commodity L/S Index Unleveraged Series

For the three and nine months ended September 30, 2014 and 2013 (Unaudited)

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Investment income
Interest	$5,071	$3,550	$13,556	$19,417

Expenses
Brokerage commissions	38,373	38,085	113,398	125,716
Management fee	47,966	47,604	141,747	157,145
Operating expenses	40,439	40,289	119,912	133,692

Total expenses	126,778	125,978	375,057	416,553

Net investment loss	(121,707)	(122,428)	(361,501)	(397,136)

Realized and unrealized gain (loss) on investments
Net realized (loss) gain on investments	(542,367)	476,242	(1,374,300)	(2,276,495)
Net change in unrealized appreciation on investments	2,921,636	(233,770)	3,250,140	986,310

Net realized and unrealized gain (loss) on investments	2,379,269	242,472	1,875,840	(1,290,185)

Net gain (loss)	$2,257,562	$120,044	$1,514,339	$(1,687,321)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

For the nine months ended September 30, 2014 (Unaudited)

Total Commodity L/S Unleveraged Series
Investors’ interest at December 31, 2013	$37,572,076
Subscriptions	5,225,000
Net income	1,514,339

Investors’ interest at September 30, 2014	$44,311,415

Shares at December 31, 2013	441,627
Subscriptions	63,740

Shares at September 30, 2014	505,367
Net asset value per share:
September 30, 2014	$87.68

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/S Index Unleveraged Series

For the nine months ended September 30, 2014 and 2013 (Unaudited)

	September 30, 2014	September 30, 2013

Cash flows from operating activities
Net income (loss)	$1,514,339	$(1,687,321)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	1,395,652	(698,528)
Net unrealized gain on open futures contracts	(3,250,703)	(989,724)
Interest receivable	(41)	(30,908)
Brokerage commissions payable	161	(3,402)
Management fee payable	1,443	(4,100)
Accrued expenses	107	9,649

Net cash and cash equivalents used in operating activities	(339,042)	(3,404,334)

Cash flows from financing activities
Subscriptions received, net of selling commissions	5,225,000	11,500,000
Redemptions paid	─	(19,038,470)

Net cash and cash equivalents provided by (used in) financing activities	5,225,000	(7,538,470)

Net increase (decrease) in cash and cash equivalents	4,885,958	(10,942,804)

Cash and cash equivalents at beginning of period	32,852,364	43,740,617

Cash and cash equivalents at end of period	$37,738,322	$32,797,813

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

Trust Total

As of September 30, 2014 (Unaudited) and December 31, 2013

ASSETS	September 30, 2014	December 31, 2013

Cash and cash equivalents	$217,791,056	$195,766,730
Due from broker	14,006,845	20,334,702
Net unrealized gain on open futures contracts, at fair value	6,346,661	985,336
Interest receivable	258	27

Total assets	$238,144,820	$217,086,795

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$652,772	$6,546,302
Brokerage commissions payable	61,795	64,900
Management fee payable	100,205	97,764
Subscriptions received in advance	250,000	─
Accrued expenses	42,163	41,604

Total liabilities	1,106,935	6,750,570

Investors’ interest	237,037,885	210,336,225

Total liabilities and investors’ interest	$238,144,820	$217,086,795

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

September 30, 2014 (Unaudited)

Description	Number of contracts	Unrealized gain	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	164	$12,355	0.01%
Commodity	270	979,910	0.41
	434	992,265	0.42

Short futures contracts
Financial	(205)	894,013	0.38
Commodity	(1,364)	4,460,383	1.88
	(1,569)	5,354,396	2.26
Net unrealized gain on open futures contracts, at fair value		$6,346,661	2.68%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

December 31, 2013

Description	Number of contracts	Unrealized gain	Percentage of investors’ interest

Futures*
Long futures contracts
Financial	67	$216,333	0.10%
Commodity	941	108,004	0.05
	1,008	324,337	0.15

Short futures contracts
Financial	(204)	526,576	0.25
Commodity	(840)	134,423	0.06
	(1,044)	660,999	0.31

Net unrealized gain on open futures contracts, at fair value		$985,336	0.46%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Trust Total

For the three and nine months ended September 30, 2014 and 2013 (Unaudited)

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Investment income
Interest	$29,139	$21,979	$80,109	$95,329

Expenses
Interest	─	137	─	─
Brokerage commissions	194,391	207,821	571,065	663,034
Management fee	299,743	303,706	856,900	941,163
Operating expenses	244,415	239,085	702,506	714,422

Total expenses	738,549	750,749	2,130,471	2,318,619

Net investment loss	(709,410)	(728,770)	(2,050,362)	(2,223,290)

Realized and unrealized (loss) gain on investments
Net realized (loss) gain on investments	(5,340,770)	2,397,432	(4,183,646)	(9,322,783)
Net change in unrealized appreciation and depreciation on investments	4,042,333	(305,401)	5,348,588	1,544,130

Net realized and unrealized (loss) gain on investments	(1,298,437)	2,092,031	1,164,942	(7,778,653)

Net (loss) income	$(2,007,847)	$1,363,261	$(885,420)	$(10,001,943)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS INTEREST

Trust Total

For the nine months ended September 30, 2014 (Unaudited)

Total investor interest
Investors’ interest at December 31, 2013	$210,336,225
Subscriptions	31,799,401
Redemptions	(4,212,321)
Net loss	(885,420)

Investors’ interest at September 30, 2014	$237,037,885

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Trust Total

For the nine months ended September 30, 2014 and 2013 (Unaudited)

	September 30, 2014	September 30, 2013

Cash flows from operating activities
Net loss	$(885,420)	$(10,001,943)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in)operating activities
Net change in operating assets and liabilities
Due from broker	6,327,857	5,777,365
Net unrealized gain on open futures contracts	(5,361,325)	(1,545,000)
Interest receivable	(231)	(201,691)
Other assets	─	1,073
Brokerage commissions payable	(3,105)	(9,620)
Management fee payable	2,441	(10,267)
Accrued expenses	559	53,764

Net cash and cash equivalents provided by (used in) operating activities	80,776	(5,936,319)

Cash flows from financing activities
Subscriptions received, net of selling commissions	32,049,401	52,113,470
Redemptions paid	(10,105,851)	(41,685,914)

Net cash and cash equivalents provided by financing activities	21,943,550	10,427,556

Net increase in cash and cash equivalents	22,024,326	4,491,237

Cash and cash equivalents at beginning of period	195,766,730	195,312,622

Cash and cash equivalents at end of period	$217,791,056	$199,803,859

Supplemental disclosure of non-cash financing activities:
Redemptions payable	$652,772	$375,425

Subscriptions recorded which were received in advance	$0	$2,040,000

See Notes to Unaudited Condensed Financial Statements.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2014

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

At September 30, 2014, the MLM Index™ Fund is comprised of four series: the MLM Index™ Unleveraged Series (“Unleveraged Series”), the MLM Index™ Leveraged Series (“Leveraged Series”), the MLM Commodity L/N Index Unleveraged Series (“Commodity L/N” or “Commodity L/N Unleveraged Series”) and the MLM Commodity L/S Index Unleveraged Series (“Commodity L/S” or “Commodity L/S Unleveraged Series”).  MLM Index™ Fund and its series are collectively referred to herein as the “Trust”.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted.  In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial positions of the Trust and each Series as of September 30, 2014 and the results of its operations for the three and nine months ended September 30, 2014 and 2013.  The operating results for these interim periods may not be indicative of the results expected for a full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2014

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

Due from Broker

Each Series' trading activities utilize one broker located in the United States. Due from broker represents cash balances held, and amounts receivable or payable for transactions not settled at September 30, 2014 and December 31, 2013.

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
September 30, 2014

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

As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2014 and December 31, 2013, all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

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

All of the Series of the Trust recognize tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions were “more likely than not” to be sustained assuming examination by tax authorities.  The Manager has reviewed all of the Series of the Trust’s tax positions for all open years (after December 31, 2010) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements.  The Trust has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense.  The 2011 through 2013 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Redemptions Payable

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value of each Series by the number of outstanding investors’ interests for that Series.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2014

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

September 30, 2014	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Institutional Treasury Money Market Fund	$21,447,000	$3,000	$4,886,000	$5,112,000	$31,448,000
U.S. Government Agency Securities	31,898,873	─	121,591,310	32,529,125	186,019,308
Cash	108,051	4,903	108,486	96,068	317,508
Cash in Checking Account	1,444	1,769	1,898	1,129	6,240
Total	$53,455,368	$9,672	$126,587,694	$37,738,322	$217,791,056

December 31, 2013	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Institutional Treasury Money Market Fund	$293,000	$4,000	$2,127,000	$66,000	$2,490,000
U.S. Government Agency Securities	38,439,414	299,995	121,557,716	32,694,535	192,991,660
Cash	48,922	48,951	89,866	90,574	278,313
Cash in Checking Account	1,742	1,822	1,938	1,255	6,757
Total	$38,783,078	$354,768	$123,776,520	$32,852,364	$195,766,730

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2014

4. Investors’ Interest

The Trust is comprised of four series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage (collectively, the “Series”).  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.  Class A, Class B, Class C, Class D and Class E shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager.  As of September 30, 2014, the Commodity L/N Leveraged Series and the Commodity L/S Leveraged Series have not commenced trading and have no assets. In addition, as of September 30, 2014, the Commodity L/N Unleveraged Series and the Commodity L/S Unleveraged Series have never had any investors in classes A, B or C.  Furthermore, as of September 30, 2014, the Leveraged Series and the Commodity L/S Unleveraged Series have never had any investors in class E.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account.

The Class A and Class C shares are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

5. Margin Requirements

The Trust had margin requirements as follows at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Unleveraged Series	$1,217,968	$788,023
Leveraged Series	241,144	266,992
Commodity L/N Unleveraged Series	242,880	1,530,033
Commodity L/S Unleveraged Series	1,888,040	1,615,519
Total	$3,590,032	$4,200,567

Each Series' margin requirements were satisfied by net unrealized profits and cash at the broker.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2014

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
September 30, 2014

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
September 30, 2014

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

The following tables reflect the fair value of each Series derivative financial instruments at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
Unleveraged Series	Asset	Liability	Asset	Liability
Financial futures	$830,104	$(69,758)	$572,412	$(15,762)
Commodity futures	1,228,395	(75,053)	238,206	(213,608)
Total	$2,058,499	$(144,811)	$810,618	$(229,370)

	September 30, 2014		December 31, 2013
Leveraged Series	Asset	Liability	Asset	Liability
Financial futures	$160,956	$(14,934)	$194,140	$(7,881)
Commodity futures	249,463	(14,361)	78,556	(73,436)
Total	$410,419	$(29,295)	$272,696	$(81,317)

	September 30, 2014			December 31, 2013
Commodity L/N Unleveraged Series	Asset	Liability		Asset	Liability
Commodity futures	$666,770	$	─	$275,213	$(196,880)
Total	$666,770	$	─	$275,213	$(196,880)

	September 30, 2014		December 31, 2013
Commodity L/S Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$3,582,607	$(197,528)	$946,194	$(811,818)
Total	$3,582,607	$(197,528)	$946,194	$(811,818)

	September 30, 2014		December 31, 2013
Trust Total	Asset	Liability	Asset	Liability
Financial futures	$991,060	$(84,692)	$766,552	$(23,643)
Commodity futures	5,727,235	(286,942)	1,538,169	(1,295,742)
Total	$6,718,295	$(371,634)	$2,304,721	$(1,319,385)

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2014

7. Derivative Financial Instruments (continued)

The following tables reflect the realized and unrealized gains (losses) from derivative financial instruments for the three and nine months ended September 30, 2014 and 2013.  (Included in the unrealized gain (loss) amounts on the Condensed Statement of Operations for September 30, 2014 and 2013, are unrealized gains (losses) from U.S. Government Agency Securities and unrealized gains (losses) from currency positions.):

	Three months ended September 30, 2014			Three months ended September 30, 2013
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$190,537	$690,674	$881,211	$177,709	$(301,242)	$(123,533)
Commodity futures	(243,229)	1,038,864	795,635	180,139	(98,332)	81,807
Total	$(52,692)	$1,729,538	$1,676,846	$357,848	$(399,574)	$(41,726)

	Three months ended September 30, 2014			Three months ended September 30, 2013
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$58,326	$120,498	$178,824	$105,806	$(169,569)	$(63,763)
Commodity futures	(46,380)	196,911	150,531	109,116	(42,115)	67,001
Total	$11,946	$317,409	$329,355	$214,922	$(211,684)	$3,238

	Three months ended September 30, 2014			Three months ended September 30, 2013
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(4,757,657)	$(908,249)	$(5,665,906)	$1,348,420	$543,354	$1,891,774
Total	$(4,757,657)	$(908,249)	$(5,665,906)	$1,348,420	$543,354	$1,891,774

	Three months ended September 30, 2014			Three months ended September 30, 2013
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(542,367)	$2,921,711	$2,379,344	$476,242	$(232,884)	$243,358
Total	$(542,367)	$2,921,711	$2,379,344	$476,242	$(232,884)	$243,358

	Three months ended September 30, 2014			Three months ended September 30, 2013
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$248,863	$811,172	$1,060,035	$283,515	$(470,811)	$(187,296)
Commodity futures	(5,589,633)	3,249,237	(2,340,396)	2,113,917	170,023	2,283,940
Total	$(5,340,770)	$4,060,409	$(1,280,361)	$2,397,432	$(300,788)	$2,096,644

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2014

7. Derivative Financial Instruments (continued)

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$466,151	$203,696	$669,847	$(681,784)	$(143,248)	$(825,032)
Commodity futures	(441,290)	1,128,744	687,454	(316,619)	190,578	(126,041)
Total	$24,861	$1,332,440	$1,357,301	$(998,403)	$47,330	$(951,073)

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$159,589	$(40,237)	$119,352	$(599,596)	$(101,145)	$(700,741)
Commodity futures	(108,386)	229,982	121,596	(656,109)	301,079	(355,030)
Total	$51,203	$189,745	$240,948	$(1,255,705)	$199,934	$(1,055,771)

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(2,885,410)	$588,437	$(2,296,973)	$(4,792,180)	$308,012	$(4,484,168)
Total	$(2,885,410)	$588,437	$(2,296,973)	$(4,792,180)	$308,012	$(4,484,168)

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(1,374,300)	$3,250,703	$1,876,403	$(2,276,495)	$989,724	$(1,286,771)
Total	$(1,374,300)	$3,250,703	$1,876,403	$(2,276,495)	$989,724	$(1,286,771)

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$625,740	$163,459	$789,199	$(1,281,380)	$(244,393)	$(1,525,773)
Commodity futures	(4,809,386)	5,197,866	388,480	(8,041,403)	1,789,393	(6,252,010)
Total	$(4,183,646)	$5,361,325	$1,177,679	$(9,322,783)	$1,545,000	$(7,777,783)

The following tables reflect the trading activity for derivative financial instruments for the three months and six months ended September 30, 2014 and 2013:

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Three months ended September 30, 2014	Three months ended September 30, 2014	Three months ended September 30, 2013	Three months ended September 30, 2013
Unleveraged	738	660	517	513
Leveraged	146	134	278	311
Commodity L/N	482	1,299	414	628
Commodity L/S	943	681	695	648
Trust Total	2,309	2,774	1,904	2,100

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2014

7. Derivative Financial Instruments (continued)

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Nine months ended September 30, 2014	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Nine months ended September 30, 2013
Unleveraged	2,039	1,795	2,025	1,943
Leveraged	513	524	1,760	2,107
Commodity L/N	4,297	4,789	2,669	3,093
Commodity L/S	3,439	3,229	3,798	3,884
Trust Total	10,288	10,337	10,252	11,027

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2014

8. Financial Highlights

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the nine months ended September 30, 2014:

	Unleveraged Series						Leveraged Series				Commodity L/N Unleveraged Series		Commodity L/S Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class E Shares		Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class E Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2013/issuance	$101.57	$117.90	$103.38	$107.71	$100.00	(1)	$73.83	$91.22	$74.84	$95.88	$91.26	$88.46	$85.08
Loss from investment operations:
Net investment loss	(1.42)	(0.78)	(1.07)	(0.71)	(0.22)		(1.76)	(1.18)	(1.38)	(1.25)	(0.60)	(0.59)	(0.55)
Net realized and unrealized gain (loss) on investment transactions	1.37	1.61	1.75	1.84	2.83		3.61	4.51	4.17	5.39	(1.78)	(1.56)	3.15
Total from investment operations	(0.05)	0.83	0.68	1.13	2.61		1.85	3.33	2.79	4.14	(2.38)	(2.15)	2.60
Net asset value per share at September 30, 2014	$101.52	$118.73	$104.06	$108.84	$102.61		$75.68	$94.55	$77.63	$100.02	$88.88	$86.31	$87.68

Total Return:	(0.05)%	0.70%	0.66%	1.05%	2.61	%(2)	2.51%	3.65%	3.73%	4.32%	(2.61)%	(2.43)%	3.06%

Ratio to Average Investors’ Interest:
Net investment loss	(1.60)%	(0.68)%	(1.04)%	(0.66)%	(0.22	)%(2)	(2.91)%	(1.35)%	(1.86)%	(1.31)%	(0.66)%	(0.66)%	(0.63)%
Expenses	(1.63)%	(0.71)%	(1.07)%	(0.69)%	(0.22	)%(2)	(2.89)%	(1.33)%	(1.85)%	(1.30)%	(0.70)%	(0.70)%	(0.66)%

Total return is calculated as the change in the net asset value per share for the nine months ended September 30, 2014.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the nine months ended September 30, 2014.

(1)	Net asset value at date of issuance.
(2)	Total return, ratios of Net investment loss and Expenses to average investors interest calculated from date of issuance.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2014

8. Financial Highlights (continued)

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the nine months ended September 30, 2013:

	Unleveraged Series				Leveraged Series				Commodity L/N Unleveraged Series		Commodity L/S Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class E Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2012	$105.41	$121.13	$106.27	$110.17	$79.88	$97.21	$79.67	$101.31	$96.92	$93.71	$88.53
Loss from investment operations:
Net investment loss	(1.46)	(0.80)	(1.09)	(0.73)	(1.84)	(1.21)	(1.42)	(1.26)	(0.61)	(0.59)	(0.56)
Net realized and unrealized loss on investment transactions	(2.98)	(3.42)	(2.66)	(2.75)	(6.17)	(7.53)	(5.69)	(7.26)	(3.91)	(3.61)	(2.26)
Total from investment operations	(4.44)	(4.22)	(3.75)	(3.48)	(8.01)	(8.74)	(7.11)	(8.52)	(4.52)	(4.20)	(2.82)
Net asset value per share at September 30, 2013	$100.97	$116.91	$102.52	$106.69	$71.87	$88.47	$72.56	$92.79	$92.40	$89.51	$85.71

Total Return:	(4.21)%	(3.48)%	(3.53)%	(3.16)%	(10.03)%	(8.99)%	(8.92)%	(8.41)%	(4.66)%	(4.48)%	(3.19)%

Ratio to Average Investors’ Interest:
Net investment loss	(1.50)%	(0.77)%	(1.37)%	(0.66)%	(2.54)%	(1.45)%	(1.89)%	(1.48)%	(0.64)%	(0.63)%	(0.66)%
Expenses	(1.54)%	(0.82)%	(1.44)%	(0.70)%	(2.56)%	(1.47)%	(1.90)%	(1.51)%	(0.69)%	(0.67)%	(0.71)%

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

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2014

9. Subsequent Events

From October 1, 2014 through November 7, 2014, the Trust had no subscriptions for any Series.

The Trust had redemptions of approximately $139,000 for the Unleveraged Series and $18,000 for the Leveraged Series.  There were no redemptions for the  Commodity L/N Unleveraged Series or the Commodity L/S Unleveraged Series.

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

Index
Liquidity

The majority of each Series' assets are held in liquid short-term interest rate instruments. Each Series takes substantial exposure in futures markets, which requires relatively small deposits, called margin, to hold the positions. As of September 30, 2014, increases (decreases) in cash and cash equivalents amounted to approximately $14.7m, ($0.3m), $2.8m and $4.9m for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively.  As at September 30, 2014, increases (decreases) in due from broker amounted to approximately $0, $2.0m, $2.9m and $1.4m for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. Net cash provided by (used in) operations amounted to approximately $(0.4m), $2.0m, $(1.1m) and $(0.3m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. For the period ended September 30, 2014 the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series generated net income (loss) from operations of approximately $0.9m, $0.1m, $(3.5m) and $1.5m, respectively. In general, each unleveraged Series will have about 5% of its assets on deposit with brokers as margin and each leveraged Series will have about 15% of its assets on deposit with brokers as margin, with the balance held in custodial accounts with a major financial institution.

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

Each Series incurs various kinds of credit risk in its operations. In order to facilitate the trading of a Series, assets must be placed with Futures Commission Merchants. Management of the Trust deals only with established registered firms, and monitors their financial condition on an ongoing basis. In addition, if a Series were to enter into over-the-counter transactions (“OTC transactions”), additional counterparty risk would be incurred. There were no OTC transactions during the nine months ended September 30, 2014 in any Series.

Results of Operations

At September 30, 2014 and December 31, 2013, the Series of the Trust had assets as follows:

Trust Series	September 30, 2014	December 31, 2013
Unleveraged Series	$59,601,705	$43,592,730
Leveraged Series	$4,122,993	$6,297,468
Commodity L/N Unleveraged Series	$130,072,305	$129,589,830
Commodity L/S Unleveraged Series	$44,347,817	$37,606,767
Total	$238,144,820	$217,086,795

At September 30, 2014 and December 31, 2013, the Series of the Trust had liabilities as follows:

Trust Series	September 30, 2014	December 31, 2013
Unleveraged Series	$661,615	$4,770,918
Leveraged Series	$48,743	$1,834,228
Commodity L/N Unleveraged Series	$360,175	$110,733
Commodity L/S Unleveraged Series	$36,402	$34,691
Total	$1,106,935	$6,750,570

Net income (loss) from operations for the Series of the Trust for the nine months ended September 30, 2014 and September 30, 2013 was as follows:

Trust Series	September 30, 2014	September 30, 2013
Unleveraged Series	$920,142	$(1,401,146)
Leveraged Series	$147,066	$(1,353,502)
Commodity L/N Unleveraged Series	$(3,466,967)	$(5,559,974)
Commodity L/S Unleveraged Series	$1,514,339	$(1,687,321)
Total	$(885,420)	$(10,001,943)

Index
The Trust’s net income (loss) is directly related to the performance of the MLM Index™, which the Trust is designed to replicate.  For the nine months ended September 30, 2014, MLM Index™ performance and its subsets were 2.14%, (1.66%) and 4.21% for the MLM Index, MLM Commodity Index L/N and the MLM Commodity Index L/S respectively.  Performance was (2.16%), (3.69%) and (1.83%) respectively for the same period ended September 30, 2013.  A Series' performance may be negative in years when the MLM Index™ is positive or have greater losses when the MLM Index™ is negative due to the timing of subscriptions and redemptions, and the fees charged. Since inception of the Trust, the correlation of monthly results between each Series and the MLM Index™ and its subsets adjusted for fees is 0.99.

The following table represents the performance by class for the MLM Index™ Fund for the nine months ended September 30, 2014 and 2013.

September 30, 2014

	Unleveraged Series					Leveraged Series				Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class E Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class E Shares	Class D Shares

Total Return:	(0.05)%	0.70%	0.66%	1.05%	2.61%	2.51%	3.65%	3.73%	4.32%	(2.61)%	(2.43)%	3.06%

September 30, 2013

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class E Shares	Class D Shares

Total Return:	(4.21)%	(3.48)%	(3.53)%	(3.16)%	(10.03)%	(8.99)%	(8.92)%	(8.41)%	(4.66)%	(4.48)%	(3.19)%

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

Index
The VAR of each Series is calculated as follows:

1.	The manager calculates the standard deviation of the historical returns of the MLM Index™ and its subsets on an asset-weighted basis over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years. It is important to note that this calculation is made on the historical data of the MLM Index™ and its subsets. It is not based on the actual trading of the Trust and does not include any operational risk. The standard deviation is used to measure the dispersion of the returns of the MLM Index™ and its subsets.
2.	For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability. It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude. The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution. For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100). To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution. For daily returns, this estimate is a loss of 0.95%. For monthly returns the estimate is a loss of 9.53%.
3.	To ascertain a dollar loss amount for each Series, the assets of the Series as of September 30, 2014 are multiplied by the estimate of the risk calculated in step 2 above. The risk estimate is based on the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets. Based on the asset levels as of September 30, 2014, the manager estimates that the amount each Series of the Trust could expect to lose as follows in any given day and in any given month.

Trust Series	Any Given Day	Any Given Month
Unleveraged Series	$0.3 million	$3.1 million
Leveraged Series	$0.1 million	$0.7 million
Commodity L/N Unleveraged Series	$1.4 million	$13.7 million
Commodity L/S Unleveraged Series	$0.6 million	$6.1 million

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

As of the end of the period covered by this Quarterly Report, the Manager’s President and the Chief Financial Officer (collectively the “Certifying Officers”), as well as the other key members of our management, maintain a system of disclosure controls and procedures with respect to each Series individually, as well as the Trust as a whole, that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner.

Index
(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures with respect to each Series individually, as well as the Trust as a whole, and have concluded that our disclosure controls and procedures with respect to each Series individually, as well as the Trust as a whole, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on such evaluation we have concluded these disclosure controls are effective as of September 30, 2014.
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

Item 1a.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Unleveraged Series					Leveraged Series				Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class E	Class A	Class B	Class C	Class D	Class D	Class E	Class D
Jul-14 Subscriptions	$-	$-	$-	$2,400,000	$19,599,401	$-	$-	$-	$-	$-	$-	$100,000
Subscriptions Units	-	-	-	22,612	195,994	-	-	-	-	-	-	1,199
# of Purchasers	-	-	-	1	1	-	-	-	-	-	-	1
Unit Price	$99.36	$115.91	$101.61	$106.14	$100.0	$70.57	$87.85	$72.11	$92.73	$93.05	$90.30	$83.39

Aug-14 Subscriptions	$-	$-	$-	$275,000	$-	$-	$-	$-	$-	$-	$-	$-
Subscriptions Units	-	-	-	2,595	-	-	-	-	-	-	-	-
# of Purchasers	-	-	-	1	-	-	-	-	-	-	-	-
Unit Price	$99.09	$115.69	$101.41	$105.98	$99.87	$70.18	$87.47	$71.81	$92.40	$90.05	$87.41	$83.05

Sep-14 Subscriptions	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$5,125,000
Subscriptions Units	-	-	-	-	-	-	-	-	-	-	-	62,541
# of Purchasers	-	-	-	-	-	-	-	-	-	-	-	2
Unit Price	$99.47	$116.23	$101.88	$106.51	$100.39	$71.22	$88.87	$72.96	$93.94	$88.79	$86.21	$81.95

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Index
Item 6.	Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1	Certification of President of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Chief Operating Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Operating Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By: Mount Lucas Management LP
Its: Manager

By: /s/ Timothy J. Rudderow, Sr

Timothy J. Rudderow, Sr
President

Date: November 7, 2014