Form 10-K
period 2014-12-31
MLM INDEX FUND
filed 2015-02-13
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
Form 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒No☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of June 30, 2014, the aggregate fair value of the business trust units of the Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $41.3 million, the aggregate fair value of the business trust units of the Leveraged Series of the registrant held by non-affiliates of the registrant was approximately $4.9 million, the aggregate fair value of the business trust units of the Commodity L/N Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $146.2 million, and the aggregate fair value of the business trust units of the Commodity L/S Unleveraged Series of the registrant held by non-affiliates of the registrant was approximately $50.1 million.

The registrant has no voting shares or public float.  As of February 13, 2015, the Trust had in issuance 3,734; 5,976; 11; 344,506 and 9 Unleveraged Series trust units in the A, B, C, D, and E classes respectively; 1,020; 9,537; 14; 30,509 Leveraged Series trust units in the A, B, C and D classes respectively; 869,938; 838,675 Commodity L/N Unleveraged Series trust units in the D and E classes respectively and 505,368 Commodity L/S Unleveraged Series in Class D.

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

Mount Lucas Management LP (the “Manager”), a Delaware limited partnership, acts as the manager and trading advisor of the Trust. The Manager was formed in 1986 to act as an investment manager. As of December 31, 2014, the Manager had approximately $1.6 billion of assets under advisement. The Manager is a registered investment adviser under the Investment Advisers Act of 1940, a registered commodity trading advisor and commodity pool operator with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA"). The Manager may from time to time operate other investment vehicles.

The Trust and the Manager maintain their principal business offices at 405 South Street, Newtown, PA 18940 and their telephone number is 267-759-3500.

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

In attempting to replicate the MLM Index™, the Manager will invest in the same markets as the MLM Index™; use the same algorithm to determine long versus short positions; make the same allocations to each market; and generally execute positions at almost the same time. The Manager may also use swaps in attempting to replicate the MLM Index™. These swaps would be agreements with dealers to provide the returns which are the same as holding a specific number of futures contracts in a specific market, without holding the actual contracts. The economic effect on the Trust would be substantially identical to holding futures contracts. However, since the holder of swaps assumes additional counterparty risk, swaps are only held infrequently. For the year ended and as of December 31, 2014, none of the Series of the Trust neither held nor hold any swap positions.

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

Year	Annual Return MLM Index	Annual Return MLM Commodity Long/Short Index	Annual Return MLM Commodity Long/Neutral Index
2005	3.75	4.56	16.67
2006	0.40	-4.28	-1.76
2007	2.87	2.19	16.71
2008	13.60	34.05	-1.40
2009	-2.71	-7.19	8.01
2010	3.49	5.28	11.49
2011	4.49	3.30	-2.80
2012	-5.94	-21.24	-8.40
2013	-0.87	-2.21	-4.55
2014	8.03	15.36	-2.16

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

The Manager is responsible for paying all of the Trust's costs of executing and clearing futures trades, including floor brokerage expenses and give-up charges, as well as the NFA, exchange and clearing fees incurred in connection with the Trust's futures trading activities. The Manager may also pay from the brokerage fees, custody fees or amounts necessary for certain administrative and marketing assistance provided by broker/dealers who are also authorized selling agents. NFA fees equal $0.02 per round-turn trade of a futures contract.

* As of May 1, 2013 the Brokerage Fee is included in the Management Fee charged by the Manager.

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

Unleveraged Series, Commodity L/S Unleveraged Series and Commodity L/N Unleveraged Series
Class A2.70% of net asset value
Class B1.70% of net asset value
Class C1.75% of net asset value
Class D1.25% of net asset value
Class E1.00% of net asset value

Leveraged Series
Class A4.90% of net asset value
Class B3.40% of net asset value
Class C3.30% of net asset value
Class D2.55% of net asset value
Class E2.00% of net asset value

The management fee is determined and paid as of the first day of each calendar month. For purposes of determining the management fee, there is no reduction for:

(1)	accrued management fees,
(2)	any allocation or reallocation of assets effective as of the day the management fee is being calculated, or
(3)	any distributions or redemptions as of the day the management fee is being calculated.

The Manager pays from the management fee an annual fee for interests sold by authorized selling agents appointed by the Manager for the Class A Series, in the amount of 100 basis points for the Unleveraged Series, Commodity L/N Unleveraged Series and Commodity L/S Unleveraged Series and 150 basis points for the Leveraged Series of the Trust's net asset value for each respective series; and for the Class C Series, in the amount of 50 basis points for the Unleveraged Series, Commodity L/N Unleveraged Series and Commodity L/S Unleveraged Series  and 75 basis points for the Leveraged Series, L/N Leveraged Series and Commodity L/S Leveraged Series of the Trust's net asset value for each respective series.  As of December 31, 2014, the L/N Leveraged Series and Commodity L/S Leveraged Series of the Trust have not commenced trading and have no assets.

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

There currently is no established public trading market for the interests. As of December 31, 2014, approximately $40.8 million Unleveraged Series interests were held by 94 owners, $4.8 million Leveraged Series interests were held by 48 owners, $147.8 million Commodity L/N Unleveraged Series interests were held by 15 owners and $48.9 million Commodity L/S Unleveraged Series interests were held by 5 owners.

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

Recent Sales of Unregistered Securities

From October 1, 2014 to December 31, 2014, a total of 222,763 interests were sold for the aggregate net subscription amount of $19,251,000. Total number of purchasers was 3.  There were no non-accredited investors during this period. Details of the sale of these interests are as follows:

Series	Date	Subscriptions	Units	Price	# of Purchasers

Unleveraged A Units	10/1/2014	$0	0	$0	0
Unleveraged B Units	10/1/2014	0	0	0	0
Unleveraged C Units	10/1/2014	0	0	0	0
Unleveraged D Units	10/1/2014	0	0	0	0
Unleveraged E Units	10/1/2014	0	0	0	0
Unleveraged A Units	11/1/2014	0	0	0	0
Unleveraged B Units	11/1/2014	0	0	0	0
Unleveraged C Units	11/1/2014	0	0	0	0
Unleveraged D Units	11/1/2014	0	0	0	0
Unleveraged E Units	11/1/2014	0	0	0	0
Unleveraged A Units	12/1/2014	0	0	0	0
Unleveraged B Units	12/1/2014	0	0	0	0
Unleveraged C Units	12/1/2014	1,000	9	106.98	1
Unleveraged D Units	12/1/2014
Unleveraged E Units	12/1/2014
Total Unleveraged Series		1,000	9		1

Leveraged A Units	10/1/2014	0	0	0	0
Leveraged B Units	10/1/2014	0	0	0	0
Leveraged C Units	10/1/2014	0	0	0	0
Leveraged D Units	10/1/2014	0	0	0	0
Leveraged A Units	11/1/2014	0	0	0	0
Leveraged B Units	11/1/2014	0	0	0	0
Leveraged C Units	11/1/2014	0	0	0	0
Leveraged D Units	11/1/2014	0	0	0	0
Leveraged A Units	12/1/2014	0	0	0	0
Leveraged B Units	12/1/2014	0	0	0	0
Leveraged C Units	12/1/2014	0	0	0	0
Leveraged D Units	12/1/2014	0	0	0	0
Total Leveraged Series		0	0		0

Commodity L/N D Units	10/1/2014	250,000	2,813	88.88	1
Commodity L/N E Units	10/1/2014	0	0	0	0
Commodity L/N D Units	11/1/2014	0	0	0	0
Commodity L/N E Units	11/1/2014	0	0	0	0
Commodity L/N D Units	12/1/2014	0	0	0	0
Commodity L/N E Units	12/1/2014	19,000,000	219,941	86.39	1
Total Commodity L/N Series		19,250,000	222,754		2

Commodity L/S D Units	10/1/2014	0	0	0	0
Commodity L/S D Units	11/1/2014	0	0	0	0
Commodity L/S D Units	12/1/2014	0	0	0	0
Total Commodity L/S Series

Trust Total		$19,251,000	222,763		3

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

Five Year Cumulative Performance of the Trust

Since the Trust does not deal in equities, it cannot compare its return against an equivalent broad-based equities market index. As set forth below, the Trust has selected the MLM Index™, with which to compare its cumulative five-year return. Although the Trust contains multiple classes of interests, it has taken as a representative example, the highest fee class in each Series.  The Trust has indicated the cumulative total return for Class A interests for the Leveraged and Unleveraged Series and Class D interests for the Commodity L/N and Commodity L/S Series.

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

The Comparison of Five-Year Cumulative Total Returns Graphs, set forth below, assumes that an investment in units in the Trust, and the MLM Index™, was $100 on December 31, 2009. The Cumulative Total Return is based on unit price appreciation (there were no dividends declared or paid during the period) from December 31, 2009 through December 31, 2014.

Comparison of Five-Year Cumulative Total Return
Between MLM Commodity LN Index and the MLM Index Fund
Commodity LN Unleveraged Class D
$114
$109
$104
$99
$94
$89
$84
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
MLM Commodity Index LN
MLM Index Fund - Commodity LN Class D

Comparison of Five-Year Cumulative Total Return
Between MLM Commodity LN Index and the MLM Index Fund
Commodity LN Unleveraged Class D
$114
$109
$104
$99
$94
$89
$84
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
MLM Commodity Index LN
MLM Index Fund - Commodity LN Class D

Comparison of Five-Year Cumulative Total Return
Between MLM Index Commodity LS Index and MLM Index Fund Commodity LS Unleveraged Series Class D
$110
$105
$100
$95
$90
$85
$80
$75
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
MLM Commodity Index LS
MLM Index Fund - Commod LS Class D

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
MLM Index™	100.00	103.50	108.15	101.72	100.84	108.93
MLM Index Fund - Leveraged Series, Class A	100.00	104.72	112.62	88.06	81.39	97.32
MLM Index Fund - Unleveraged Series, Class A	100.00	100.55	102.07	93.05	89.65	94.11

MLM Commodity Long/Neutral Index	100.00	111.50	108.38	99.27	94.75	96.75
MLM Index Fund – Commodity L/N Unleveraged Series, Class D	100.00	109.95	105.20	95.02	87.74	84.74

MLM Commodity Long/Short Index	100.00	105.29	108.77	85.66	83.77	96.64
MLM Index Fund – Commodity L/S Unleveraged Series, Class D	100.00	104.02	105.66	81.82	78.64	89.41

Item 6.	Selected Financial Data

The Trust began trading on January 4, 1999. Set forth below is certain selected historical data for the Trust and each of its respective Series for the 5 years ended December 31, 2014. The selected historical financial data were derived from the financial statements of the Trust, which were audited by EisnerAmper LLP for years 2010 through 2014. The information set forth below should be read in conjunction with the Financial Statements and notes thereto contained elsewhere in this document.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Operations Data:
Realized Gains (Losses)
Unleveraged Series	$3,060,266	$(1,145,241)	$(2,406,722)	$3,313,468	$(13,088)
Leveraged Series	587,710	(1,256,245)	(5,091,692)	7,501,827	(731,228)
Commodity L/N Unleveraged Series	(1,732,929)	(7,703,509)	(8,048,577)	3,022,331	631,617
Commodity L/S Unleveraged Series	1,981,507	(2,507,256)	(12,313,194)	2,222,140	(1,172,228)
Total	$3,896,554	$(12,612,251)	$(27,860,185)	$16,059,766	$(1,284,927)

Net Change in Unrealized Gains (Losses)
Unleveraged Series	$1,120,607	$752,268	$(154,095)	$(1,565,946)	$1,843,174
Leveraged Series	381,035	452,714	(225,474)	(3,246,978)	4,174,060
Commodity L/N Unleveraged Series	(1,358,560)	2,023,111	(1,050,933)	(6,399,306)	5,408,440
Commodity L/S Unleveraged Series	4,608,009	1,055,097	(737,719)	(1,709,450)	1,469,821
Total	$4,751,091	$4,283,190	$(2,168,221)	$(12,921,680)	$12,895,495

Interest Income
Unleveraged Series	$17,718	$24,596	$26,165	$21,603	$44,746
Leveraged Series	─	2,214	11,777	8,979	24,329
Commodity L/N Unleveraged Series	69,858	73,474	40,711	26,140	13,054
Commodity L/S Unleveraged Series	18,217	24,483	16,951	9,723	4,237
Total	$105,793	$124,767	$95,604	$66,445	$86,366

Brokerage Commissions
Unleveraged Series	$171,056	$191,197	$190,434	$213,586	$237,734
Leveraged Series	47,060	138,826	342,660	412,553	466,282
Commodity L/N Unleveraged Series	395,704	370,788	323,656	294,499	94,306
Commodity L/S Unleveraged Series	158,271	163,583	215,435	154,300	41,609
Total	$772,091	$864,394	$1,072,185	$1,074,938	$839,931

Management Fees
Unleveraged Series	$238,079	$238,686	$227,716	$252,489	$270,067
Leveraged Series	56,908	169,733	405,351	489,954	548,317
Commodity L/N Unleveraged Series	671,419	622,971	435,145	368,124	117,883
Commodity L/S Unleveraged Series	197,837	204,479	269,293	192,875	52,012
Total	$1,164,243	$1,235,869	$1,337,505	$1,303,442	$988,279

Operating Expenses
Unleveraged Series	$197,318	$196,831	$185,109	$200,570	$232,177
Leveraged Series	18,899	51,248	122,567	149,793	181,522
Commodity L/N Unleveraged Series	568,653	526,752	347,668	299,802	95,549
Commodity L/S Unleveraged Series	166,021	173,352	205,045	134,264	42,085
Total	$950,891	$948,183	$860,389	$784,429	$551,333

Net Income (Loss)
Unleveraged Series	$3,592,138	$(995,091)	$(3,137,911)	$1,102,480	$1,134,854
Leveraged Series	845,878	(1,161,124)	(6,175,967)	3,211,528	2,271,040
Commodity L/N Unleveraged Series	(4,657,407)	(7,127,435)	(10,165,268)	(4,313,260)	5,745,373
Commodity L/S Unleveraged Series	6,085,604	(1,969,090)	(13,723,735)	40,974	166,124
Total	$5,866,213	$(11,252,740)	$(33,202,881)	$41,722	$9,317,391

Financial Condition Data
Investors' Interest
Unleveraged Series	$40,774,477	$38,821,812	$38,414,277	$36,202,543	$50,458,589
Leveraged Series	4,755,380	4,463,240	20,038,105	32,510,693	36,025,320
Commodity L/N Unleveraged Series	147,771,690	129,479,097	109,268,062	78,033,330	48,946,590
Commodity L/S Unleveraged Series	48,882,680	37,572,076	46,937,636	45,873,081	13,912,284
Total	$242,184,227	$210,336,225	$214,658,080	$192,619,647	$149,342,783

Total Assets
Unleveraged Series	$40,813,147	$43,592,730	$40,991,142	$37,767,728	$50,964,459
Leveraged Series	4,765,904	6,297,468	21,670,756	32,790,568	36,847,815
Commodity L/N Unleveraged Series	149,927,709	129,589,830	111,303,089	78,991,272	48,990,089
Commodity L/S Unleveraged Series	48,923,085	37,606,767	47,901,091	51,093,090	13,925,388
Total	$244,429,845	$217,086,795	$221,866,078	$200,642,658	$150,727,751

Net Asset Value Per Class A Unleveraged Series Interest	106.61	101.57	105.41	115.62	113.91
Net Asset Value Per Class B Unleveraged Series Interest	124.98	117.90	121.13	131.53	128.31
Net Asset Value Per Class C Unleveraged Series Interest	109.54	103.38	106.27	115.45	112.67
Net Asset Value Per Class D Unleveraged Series Interest	114.70	107.71	110.17	119.09	115.65
Net Asset Value Per Class E Unleveraged Series Interest	108.20	─	─	─	─
Net Asset Value Per Class A Leveraged Series Interest	88.27	73.83	79.88	102.17	95.00
Net Asset Value Per Class B Leveraged Series Interest	110.68	91.22	97.21	122.44	112.17
Net Asset Value Per Class C Leveraged Series Interest	90.89	74.84	79.67	100.25	91.75
Net Asset Value Per Class D Leveraged Series Interest	117.31	95.88	101.31	126.50	114.91
Net Asset Value Per Class D Commodity L/N Unleveraged Series Interest	88.15	91.26	96.92	107.32	112.17
Net Asset Value Per Class E Commodity L/N Unleveraged Series Interest	85.66	88.46	93.71	-	-
Net Asset Value Per Class D Commodity L/S Unleveraged Series Interest	96.73	85.08	88.53	114.33	112.53

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Each Series' assets are held in separate custodial accounts at State Street Bank and Trust (the “Bank").   The Trust has contracted with Aberdeen Asset Management (“Aberdeen”) to manage the money in these accounts so as to maximize the interest income which accrues to each Series, while maintaining strict credit controls as determined by the CE Act. When Citigroup Global Markets requires additional assets to maintain the positions for a Series, the Bank makes a wire transfer to Citigroup Global Markets. If Citigroup Global Markets has surplus assets in a Series account, at the discretion of the Manager Citigroup Global Markets makes a wire transfer to the account at the Bank.

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

Liquidity

The majority of each Series' assets are held in liquid short-term interest rate instruments. Each Series takes substantial exposure in futures markets, which requires relatively small deposits, called margin, to hold the positions. As at December 31, 2014, increases (decreases) in cash and cash equivalents amounted to approximately ($6.7m), ($0.3m), $22.2m and $4.8m for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively.  As at December 31, 2014, increases (decreases) in due from broker amounted to approximately ($2.8m), $1.6m, $1.8m and $(2.0m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. Net cash generated (used in) from operations amounted to approximately $(0.3m), $2.0m, ($1.5m) and ($0.5m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. For the year ended December 31, 2014 the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series generated net income from operations of $3.6m, $0.8m, ($4.7m) and $6.1m, respectively. In general, each unleveraged Series will have about 5% of its assets on deposit with brokers as margin and each leveraged Series will have about 15% of its assets on deposit with brokers as margin, with the balance held in custodial accounts with a major financial institution.

A holder of interests in a Series may liquidate that holding at the end of any month at the net asset value of the interests, upon 10 business days written notice to the Manager. While the Manager generally must honor all requests for redemption if presented in proper form, the Manager may suspend temporarily any redemption if the effect of such redemption, either alone or in conjunction with other redemptions, would impair the relevant Series' ability to operate if the impairment would be caused by a third party other than the Manager. Further, the right to obtain redemption is contingent upon the relevant Series having property sufficient to discharge its liabilities on the date of redemption. Under certain circumstances, the Manager may find it advisable to establish a reserve for contingent liabilities. In such event, the amount receivable by a redeeming holder of interests will be reduced by his proportionate share of the reserve. There is no secondary market for interests in the Trust, and none is anticipated. There are restrictions for transfer of interests.

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

Each Series incurs various kinds of credit risk in its operations. In order to facilitate the trading of a Series, assets must be placed with Futures Commission Merchants. Management of the Trust deals only with established registered firms, and monitors their financial condition on an ongoing basis. In addition, if a Series were to enter into over the counter transactions, additional counterparty risk would be incurred. There were no OTC transactions during 2014 in any Series.

Results of Operations

At December 31, 2014, 2013 and 2012 the Series of the Trust had assets as follows:

Trust Series	December 31, 2014	December 31, 2013	December 31, 2012
Unleveraged Series	$40,813,147	$43,592,730	$40,991,142
Leveraged Series	$4,765,904	$6,297,468	$21,670,756
Commodity L/N Unleveraged Series	$149,927,709	$129,589,830	$111,303,089
Commodity L/S Unleveraged Series	$48,923,085	$37,606,767	$47,901,091
Total	$244,429,845	$217,086,795	$221,866,078

At December 31, 2014, 2013 and 2012 the Series of the Trust had liabilities as follows:

Trust Series	December 31, 2014	December 31, 2013	December 31, 2012
Unleveraged Series	$38,670	$4,770,918	$2,576,865
Leveraged Series	$10,524	$1,834,228	$1,632,651
Commodity L/N Unleveraged Series	$2,156,019	$110,733	$2,035,027
Commodity L/S Unleveraged Series	$40,405	$34,691	$963,455
Total	$2,245,618	$6,750,570	$7,207,998

Net income (loss) from operations for the Series of the Trust for the years ended December 31, 2014, 2013 and 2012 was as follows:

Trust Series	December 31, 2014	December 31, 2013	December 31, 2012
Unleveraged Series	$3,592,138	$(995,091)	$(3,137,911)
Leveraged Series	$845,878	$(1,161,124)	$(6,175,967)
Commodity L/N Unleveraged Series	$(4,657,407)	$(7,127,435)	$(10,165,268)
Commodity L/S Unleveraged Series	$6,085,604	$(1,969,090)	$(13,723,735)
Total	$5,866,213	$(11,252,740)	$(33,202,881)

The Trust’s net income is usually directly related to the performance of the MLM Index™, which the Trust is designed to replicate. For the 12 months ending December 31, 2014, MLM Index™ performance was +8.03%, higher than the -0.87% recorded in 2013, and higher than the -5.94% recorded in 2012. A Series' performance may be negative in years when the MLM Index™ is positive or have greater losses when the MLM Index™ is negative due to the timing of subscriptions and redemptions, and the fees charged. Since inception of the Trust, the correlation of monthly results between each Series and the MLM Index™ adjusted for fees is 0.99.

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

The VAR of each Series is calculated as follows:

1.	The manager calculates the standard deviation of the historical returns of the MLM Index™ and its subsets on an asset-weighted basis over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years. It is important to note that this calculation is made on the historical data of the MLM Index™ and its subsets. It is not based on the actual trading of the Trust and does not include any operational risk. The standard deviation is used to measure the dispersion of the returns of the MLM Index™ and its subsets.
2.	For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability. It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude. The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution. For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100). To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution. For daily returns, this estimate is a loss of 1.13%. For monthly returns the estimate is loss of 9.99%.
3.	To ascertain a dollar loss amount for each Series, the assets of the Series as of December 31, 2014 are multiplied by the estimate of the risk calculated in step 2 above. The risk estimate is based on the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets. Based on the asset levels as of December 31, 2014, the manager estimates that the amount each Series of the Trust could expect to lose as follows in any given day and in any given month.

Trust Series	Any Given Day	Any Given Month
Unleveraged Series	$0.3 million	$2.1 million
Leveraged Series	$0.1 million	$0.7 million
Commodity L/N Unleveraged Series	$1.5 million	$15.7 million
Commodity L/S Unleveraged Series	$1.0 million	$6.8 million

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

Speculative Limits - Certain futures exchanges require that positions deemed speculative in nature (as opposed to commercial hedge positions) cannot exceed certain pre-defined levels. All positions in the control of the Manager must be aggregated to determine compliance with these rules. Should the assets of the Manager reach a level such that positions may be capped, accurate replication of the MLM Index™ for the Trust may be difficult or impossible. The Manager may also use certain "Over The Counter" (“OTC”) derivatives to achieve the same exposure without exceeding speculative limits. These OTC products would involve taking additional counter-party risk for a Series in order to achieve accurate replication of the MLM Index™. For example, if it was determined that a Series must hold 10 contracts of Soybeans for a specific delivery, the Series could execute the appropriate futures contracts on the appropriate futures exchange. Also, the Manager of each Series may choose to enter into a swap agreement, which would have substantially the same economic effect of the futures position, but would be executed in the over-the-counter market. The swap contract would change the nature of the counter-party from an organized exchange to a single dealer, and would materially increase the non-market risk of holding the position. No Series has yet utilized OTC swap contracts.

Item 8.	Financial Statements and Supplementary Data

Each Series' financial statements, together with the independent registered public accounting firm’s report thereon, appear on pages F1 through F56 hereof.

Selected Quarterly Data is as follows:
2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net realized and unrealized gain (loss) on investments
Unleveraged Series	$(566,837)	$251,646	$1,661,970	$2,834,094	$4,180,873
Leveraged Series	(170,054)	84,428	325,495	728,876	968,745
Commodity L/N Unleveraged Series	3,952,806	(585,181)	(5,665,171)	(793,943)	(3,091,489)
Commodity L/S Unleveraged Series	(722,763)	219,334	2,379,269	4,713,676	6,589,516
Total	$2,493,152	$(29,773)	$(1,298,437)	$7,482,703	$8,647,645

Net income (loss)
Unleveraged Series	$(696,417)	$128,996	$1,487,563	$2,671,996	$3,592,138
Leveraged Series	(203,714)	53,493	297,287	698,812	845,878
Commodity L/N Unleveraged Series	3,569,227	(985,935)	(6,050,259)	(1,190,440)	(4,657,407)
Commodity L/S Unleveraged Series	(844,011)	100,788	2,257,562	4,571,265	6,085,604
Total	$1,825,085	$(702,658)	$(2,007,847)	$6,751,633	$5,866,213

Net income (loss) per Investors’ Interest
Unleveraged Series
Class A	(2.20)	(0.01)	2.16	5.09
Class B	(2.26)	0.27	2.82	6.26
Class C	(2.00)	0.23	2.46	5.47
Class D	(1.94)	0.37	2.70	5.86
Class E	─	─	2.61	5.59
Leveraged Series
Class A	(3.84)	0.58	5.11	12.59
Class B	(4.42)	1.05	6.70	16.12
Class C	(3.61)	0.88	5.52	13.26
Class D	(4.45)	1.30	7.28	17.29
Commodity L/N Unleveraged Series
Class D	2.49	(0.70)	(4.17)	(0.73)
Class E	2.47	(0.630	(3.99)	(0.65)
Commodity Unleveraged Series
Class D	(1.91)	0.23	4.29	9.05
Net Asset Value per Investors’ Interest, at the end of period
Unleveraged Series
Class A	99.37	99.36	101.52	106.61
Class B	115.64	115.91	118.73	124.98
Class C	101.38	101.61	104.06	109.54
Class D	105.77	106.14	108.84	114.70
Class E	─	─	102.61	108.20
Leveraged Series
Class A	69.99	70.57	75.68	88.27
Class B	86.80	87.85	94.55	110.68
Class C	71.23	72.11	77.63	90.89
Class D	91.43	92.73	100.02	117.31
Commodity L/N Unleveraged Series
Class D	93.75	93.05	88.88	88.15
Class E	90.93	90.30	86.31	85.66
Commodity Unleveraged Series
Class D	83.17	83.39	87.68	96.73

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net realized and unrealized gain (loss) on investments
Unleveraged Series	$(524,412)	$(379,170)	$(42,173)	$552,782	$(392,973)
Leveraged Series	(748,688)	(304,563)	1,627	248,093	(803,531)
Commodity L/N Unleveraged Series	(2,304,208)	(4,076,986)	1,890,105	(1,189,309)	(5,680,398)
Commodity L/S Unleveraged Series	(1,725,217)	192,560	242,472	(161,974)	(1,452,159)
Total	$(5,302,525)	$(4,568,159)	$2,092,031	$(550,408)	$(8,329,061)

Net income (loss)
Unleveraged Series	$(663,809	$(537,825)	$(199,512)	$406,055	$(995,091)
Leveraged Series	(890,804)	(397,114)	(65,584)	192,378	(1,161,124)
Commodity L/N Unleveraged Series	(2,618,937)	(4,449,350)	1,508,313	(1,567,461)	(7,127,435)
Commodity L/S Unleveraged Series	(1,881,555)	74,190	120,044	(281,769)	(1,969,090)
Total	$(6,055,105)	$(5,310,099)	$1,363,261	$(1,250,797)	$(11,252,740)

Net income (loss) per Investors’ Interest
Unleveraged Series
Class A	(2.09)	(1.54)	(0.82)	0.60
Class B	(2.10)	(1.48)	(0.65)	0.99
Class C	(1.85)	(1.31)	(0.59)	0.86
Class D	(1.79)	(1.23)	(0.47)	1.03
Leveraged Series
Class A	(4.04)	(2.89)	(1.08)	1.96
Class B	(4.56)	(3.19)	(0.99)	2.75
Class C	(3.72)	(2.60)	(0.79)	2.27
Class D	(4.55)	(3.13)	(0.84)	3.09
Commodity L/N Unleveraged Series	(2.34)	(3.23)	1.05	(1.14)
Class D	(2.21)	(3.07)	1.08	(1.05)
Class E
Commodity Unleveraged Series
Class D	(3.26)	0.17	0.27	(0.64)
Net Asset Value per Investors’ Interest, at the end of period
Unleveraged Series
Class A	103.32	101.79	100.97	101.57
Class B	119.04	117.56	116.91	117.90
Class C	104.41	103.10	102.52	103.38
Class D	108.39	107.16	106.69	107.71
Leveraged Series
Class A	75.84	72.95	71.87	73.83
Class B	92.65	89.45	88.47	91.22
Class C	75.95	73.35	72.56	74.84
Class D	96.76	93.62	92.79	95.88
Commodity L/N Unleveraged Series
Class D	94.58	91.35	92.40	91.26
Class E	91.51	88.43	89.51	88.46
Commodity Unleveraged Series
Class D	85.27	85.44	85.71	85.08

Item 9.	Changes in and Disagreements with Accountants and Financial Disclosure

There were no changes in or disagreements between any Series of the Trust and their auditors respecting matters of accounting or financial disclosure in the current year.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report, the Trust’s President and Chief Financial Officer, as well as other key members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures with respect to each Series individually, as well as the Trust as a whole, and based on their evaluation have concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on such evaluation we have concluded these disclosure controls are effective as of December 31, 2014.

(b) Changes in internal control over financial reporting.  Section 404 of the Sarbanes-Oxley Act of 2002 requires the management of the Trust as a whole and each Series individually, to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include in all reports a management report assessing the effectiveness of its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  There has been no change in management’s internal control over financial reporting that occurred in the quarter-ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, management’s internal control over financial reporting of the Trust as a whole and each Series individually.

(c) Management's Report on Internal Control over Financial Reporting. The management of the Trust and each Series individually, is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust as a whole, as well as each Series individually, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Trust as a whole and each Series individually; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Trust as a whole and each Series individually are being made only in accordance with authorizations of management and directors of the Trust and each Series; and (3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust as a whole and each individual Series' assets that could have a material effect on the financial statements.  Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This annual report does not include an attestation report of the Trust as a whole and each individual Series' registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Trust as a whole and each individual Series' independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust as a whole and each Series individually to provide only management's report in this annual report.  The management of the Trust as a whole and each individual Series' assessed its internal control over financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 1992 framework “Internal Control – Integrated Framework”.  Management, based on their evaluation of the Trust as a whole and each individual Series' internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Trust as a whole and each individual Series' internal control over financial reporting was effective as of December 31, 2014 based on those criteria.

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

Roger E. Alcaly, age 73, became a principal and Director of the Manager when it merged with CA Partners, Inc., a company he formed with Messrs. Timothy Rudderow and Frank Vannerson in 1990 which engaged primarily in convertible arbitrage trading. Prior to helping form CA Partners, Mr. Alcaly was active in leveraged acquisitions, merger arbitrage and value-oriented equity investing, first as a partner of Kellner DiLeo& Co. and KD Equities, each of which engaged in risk-arbitrage trading, and then at Riverside Capital, a company he formed after leaving those firms in May 1987 which engaged in risk-arbitrage trading. Before joining Kellner DiLeo, Mr. Alcaly served as Assistant Director of the Council on Wage and Price Stability and as a Senior Economist at the Federal Reserve Bank of New York, and taught Economics at Columbia University. Mr. Alcaly holds a B.A. from Amherst College and a Ph.D. in Economics from Princeton University.

Paul R. DeRosa, age 73, became a principal and Director of the Manager when it merged with CA Partners, Inc., which he joined in January 1999. Mr. DeRosa began his career in the securities industry as the money market economist in Citibank's bond trading division. He later became the bank's chief proprietary bond trader and subsequently head of Citibank's financial derivative and capital markets businesses in North America. In 1986 Mr. DeRosa joined E.F. Hutton Co. as co-head of bond trading with particular responsibility for mortgage trading and finance. In 1989 he helped to establish Eastbridge Holdings Inc., a bond and currency trading company in New York, and served as President and CEO from June 1995 to June 1998. Mr. DeRosa holds a Ph.D. in Economics from Columbia University.

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

Gerald L. Prior III, age 39, is a Manager of the General Partner.  Mr. Prior joined Little Brook Corporation upon graduation from college.  He began his career on the trading desk automating trade flow processes.  Presently he heads up Quantitative Research for futures.  Before taking on his present responsibilities he was Director of Technology.  He holds a B.S. in Mathematics from Villanova University.

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

The Trust has no directors or officers. The Manager manages and conducts the business of the Trust. As of December 31, 2014, the Manager had an initial investment of $1,000 in each of the Unleveraged Series (Class C and Class E), the Leveraged Series (Class C), the Commodity L/N Unleveraged Series (Class D) and Commodity L/S Unleveraged Series (Class D).

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

For the years ended December 31, 2014, 2013 and 2012, the Manager received from the Series of the Trust:

Management Fees	2014	2013	2012
Unleveraged Series	$238,079	$238,686	$227,716
Leveraged Series	56,908	169,733	405,351
Commodity L/N Series	671,419	622,971	435,145
Commodity L/S Series	197,837	204,479	269,293
Total	$1,164,243	$1,235,869	$1,337,505

Brokerage Fees
Unleveraged Series	$171,056	$191,197	$190,434
Leveraged Series	47,060	138,826	342,660
Commodity L/N Series	395,704	370,788	323,656
Commodity L/S Series	158,271	163,583	215,435
Total	$772,091	$864,394	$1,072,185

Item 14.	Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed to the Trust for the year ended December 31, 2014 and December 31, 2013 by the independent registered public accounting firm, EisnerAmper LLP (“EisnerAmper”) for professional services rendered in connection with the audit of the Trust’s financial statements included in this Annual Report on Form 10-K, and for the review of the interim financial information included in the Trust’s 1st, 2nd, and 3rd Quarter Report on Form 10-Q, totaled approximately $180,000 for each year.

Audit-Related Fees. There were no fees billed to the Trust by EisnerAmper for assurance and related services that are reasonably related to the performance of the audit and review of the Trust’s financial statements that are not already reported in the paragraph immediately above for the years 2014 and 2013, respectively.

Tax Fees. The aggregate fees billed to the Trust by Grant Thornton LLP (“GT”) for professional services rendered by GT for tax compliance totaled approximately $81,000 and $118,000 for the years 2014 and 2013, respectively. These services included review of the Trust’s domestic tax compliance information.

All Other Fees. There were no fees billed to the Trust by EisnerAmper for products and services other than as set forth above for the years 2014 and 2013.

Engagement of the Independent Registered Public Accounting Firm. During the year ended December 31, 2014, the Manager appointed EisnerAmper as the Trust’s auditors. The Manager considers provisions of the independence rules for both audit and non-audit services.

Item 15.	Exhibits, Financial Statement Schedules

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

MLM INDEX™ FUND AND ITS SERIES

December 31, 2014 and 2013

F 1

AFFIRMATION OF THE COMMODITY POOL OPERATOR

I affirm that, to the best of my knowledge and belief, the information contained in the attached financial statements of MLM Index™ Fund and its Series for the years ended December 31, 2014 and 2013 are accurate and complete.

Timothy J. Rudderow Sr.
President
Mount Lucas Management LP
Manager
MLM Index™ Fund

F 2

F 3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Investors of
MLM IndexTM Fund

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of the MLM IndexTM Fund and each of its four series (MLM IndexTM Unleveraged Series, MLM IndexTM Leveraged Series, MLM Commodity L/N Index Unleveraged Series, and MLM Commodity L/S Index Unleveraged Series) (collectively, the "Trust") as of December 31, 2014 and 2013, and the related statements of operations, changes in investors' interest, and cash flows for each of the years in the three-year period ended December 31, 2014.  The financial statements are the responsibility of the Trust's management.  Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the MLM IndexTM Fund, the MLM IndexTM Unleveraged Series, MLM IndexTM Leveraged Series, MLM Commodity L/N Index Unleveraged Series and MLM Commodity L/S Index Unleveraged Series as of December 31, 2014 and 2013, and the results of their operations, changes in investors' interest and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
February 13, 2015

F 4

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Unleveraged Series

December 31,

ASSETS	2014		2013

Cash and cash equivalents		$32,065,884	$38,783,078
Due from broker		7,050,518	4,228,397
Net unrealized gain on open futures contracts, at fair value		1,696,733	581,248
Interest receivable		12	7

Total assets		$40,813,147	$43,592,730

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$	─	$4,728,284
Brokerage commissions payable		13,429	14,594
Management fee payable		16,921	19,388
Accrued expenses		8,320	8,652

Total liabilities		38,670	4,770,918

Investors’ interest		40,774,477	38,821,812

Total liabilities and investors’ interest		$40,813,147	$43,592,730

The accompanying notes are an integral part of these statements.

F 5

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Unleveraged Series

December 31, 2014

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Financial	95	$266,272	0.65%
Commodity	43	(84,220)	(0.21)
	138	182,052	0.44
Short futures contracts
Financial	(125)	400,687	0.98
Commodity	(207)	1,113,994	2.73
	(332)	1,514,681	3.71

Net unrealized gain on open futures contracts, at fair value		$1,696,733	4.15%

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

F 7

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS

MLM IndexTM Unleveraged Series

Year ended December 31,

	2014	2013	2012

Investment income
Interest	$17,718	$24,596	$26,165

Expenses
Brokerage commissions	171,056	191,197	190,434
Management fee	238,079	238,686	227,716
Operating expenses	197,318	196,831	185,109

Total expenses	606,453	626,714	603,259

Net investment loss	(588,735)	(602,118)	(577,094)

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS
Net realized gain (loss) on investments	3,060,266	(1,145,241)	(2,406,722)
Net change in unrealized appreciation and depreciation on investments	1,120,607	752,268	(154,095)

Net realized and unrealized gain (loss) on investments	4,180,873	(392,973)	(2,560,817)

Net income (loss)	$3,592,138	$(995,091)	$(3,137,911)

The accompanying notes are an integral part of these statements.

F 8

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

Year ended December 31, 2014

	Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class E Shares		Total Unleveraged Series

Investors’ interest at December 31, 2013	$1,133,968	$786,759	$1,175	$36,899,910	$	─	$38,821,812

Subscriptions	─	─	1,000	3,275,000		19,599,401	22,875,401
Redemptions	(741,914)	(81,633)	─	(2,991,762)		(20,699,565)	(24,514,874)
Transfers	─	─	(1,000)	─		1,000	─
Net income	5,975	41,743	70	2,444,162		1,100,188	3,592,138

Investors’ interest at December 31, 2014	$398,029	$746,869	$1,245	$39,627,310		$1,024	$40,774,477

Shares at December 31, 2013	11,165	6,674	11	342,573		─

Subscriptions	─	─	9	30,845		195,994
Redemptions	(7,431)	(697)	─	(27,929)		(195,994)
Transfers	─	─	(9)	─		9

Shares at December 31, 2014	3,734	5,977	11	345,489		9

Net asset value per share December 31, 2014	$106.61	$124.98	$109.54	$114.70		$108.20

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

F 11

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS

MLM IndexTM Unleveraged Series

Year ended December 31,

	2014		2013		2012

Cash flows from operating activities
Net income (loss)		$3,592,138		$(995,091)	$(3,137,911)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker		(2,822,121)		165,213	2,921,079
Net unrealized (gain) loss on open futures contracts		(1,115,485)		(756,839)	155,639
Interest receivable		(5)		6	(11)
Brokerage commissions payable		(1,165)		312	(228)
Management fee payable		(2,467)		773	143
Accrued expenses		(332)		1,400	(3,392)

Net cash and cash equivalents used in operating activities		(349,437)		(1,584,226)	(64,681)

Cash flows from financing activities
Subscriptions received, net of selling commissions		22,875,401		16,245,000	12,516,260
Redemptions paid		(29,243,158)		(12,475,215)	(6,307,097)

Net cash and cash equivalents (used in) provided by financing activities		(6,367,757)		3,769,785	6,209,163

Net (decrease) increase in cash and cash equivalents		(6,717,194)		2,185,559	6,144,482

Cash and cash equivalents at beginning of year		38,783,078		36,597,519	30,453,037

Cash and cash equivalents at end of year		$32,065,884		$38,783,078	$36,597,519
Supplemental disclosure of non-cash financing activities:
Subscriptions received in advance	$	─		$1,950,000	$245,000
Redemptions payable	$	─		$4,728,284	$411,125
Intra-series subscriptions and redemptions transfer	$	─	$	─	$52,345

The accompanying notes are an integral part of these statements.

F 12

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Leveraged Series

December 31,

ASSETS	2014		2013

Cash and cash equivalents		$13,333	$354,768
Due from broker		4,171,516	5,751,321
Net unrealized gain on open futures contracts, at fair value		570,754	191,379
Other assets		10,301	─

Total assets		$4,765,904	$6,297,468

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$	─	$1,818,018
Brokerage commissions payable		4,007	6,411
Management fee payable		4,926	8,401
Accrued expenses		1,591	1,398

Total liabilities		10,524	1,834,228

Investors’ interest		4,755,380	4,463,240

Total liabilities and investors’ interest		$4,765,904	$6,297,468

The accompanying notes are an integral part of these statements.

F 13

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Leveraged Series

December 31, 2014

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’interest

Futures*
Long futures contracts
Financial	32	$87,758	1.85%
Commodity	15	(26,278)	(0.55)
	47	61,480	1.30
Short futures contracts
Financial	(44)	137,480	2.89
Commodity	(71)	371,794	7.82
	(115)	509,274	10.71

Net unrealized gain on open futures contracts, at fair value		$570,754	12.01%

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

F 15

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS

MLM IndexTM Leveraged Series

Year ended December 31,

	2014		2013	2012

Investment income
Interest	$	─	$2,214	$11,777

Expenses
Brokerage commissions		47,060	138,826	342,660
Management fee		56,908	169,733	405,351
Operating expenses		18,899	51,248	122,567

Total expenses		122,867	359,807	870,578

Net investment loss		(122,867)	(357,593)	(858,801)

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS
Net realized gain (loss) on investments		587,710	(1,256,245)	(5,091,692)
Net change in unrealized appreciation and depreciation on investments		381,035	452,714	(225,474)

Net realized and unrealized gain (loss) on investments		968,745	(803,531)	(5,317,166)

Net income (loss)		$845,878	$(1,161,124)	$(6,175,967)

The accompanying notes are an integral part of these statements.

F 16

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

Year ended December 31, 2014

	Leveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series

Investors’ interest at December 31, 2013	$369,018	$1,118,984	$1,010	$2,974,228	$4,463,240

Subscriptions	─	─	─	─	─
Redemptions	(260,250)	(244,664)	─	(48,824)	(553,738)
Net income	11,028	181,212	217	653,421	845,878

Investors’ interest at December 31, 2014	$119,796	$1,055,532	$1,227	$3,578,825	$4,755,380

Shares at December 31, 2013	4,998	12,268	14	31,023
Subscriptions	─	─	─	─
Redemptions	(3,641)	(2,730)	─	(513)

Shares at December 31, 2014	1,357	9,538	14	30,510

Net asset value per share December 31, 2014	$88.27	$110.68	$90.89	$117.31

The accompanying notes are an integral part of these statements.

F 17

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

Year ended December 31, 2013

	Leveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series

Investors’ interest at December 31, 2012	$1,823,994	$5,070,580	$1,075	$13,142,456	$20,038,105

Subscriptions	─	90,000	─	─	90,000
Redemptions	(1,320,797)	(3,758,642)	─	(9,424,302)	(14,503,741)
Net loss	(134,179)	(282,954)	(65)	(743,926)	(1,161,124)

Investors’ interest at December 31, 2013	$369,018	$1,118,984	$1,010	$2,974,228	$4,463,240

Shares at December 31, 2012	22,834	52,162	14	129,732
Subscriptions	─	926	─	─
Redemptions	(17,836)	(40,820)	─	(98,709)

Shares at December 31, 2013	4,998	12,268	14	31,023

Net asset value per share December 31, 2013	$73.83	$91.22	$74.84	$95.88

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

F 19

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS

MLM IndexTMLeveraged Series

Year ended December 31,

	2014		2013	2012

Cash flows from operating activities
Net income (loss)		$845,878	$(1,161,124)		$(6,175,967)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities
Net change in operating assets and liabilities
Due from broker		1,579,805	1,880,139		9,025,874
Net unrealized (gain) loss on open futures contracts		(379,375)	(453,108)		224,175
Interest receivable		─	5		(4)
Other assets		(10,301)	1,073		(1,073)
Brokerage commissions payable		(2,404)	(13,478)		(10,373)
Management fee payable		(3,475)	(17,521)		(12,901)
Accrued expenses		193	(1,343)		(3,111)

Net cash and cash equivalents provided by operating activities		2,030,321	234,643		3,046,620

Cash flows from financing activities
Subscriptions received, net of selling commissions		─	─		201,006
Redemptions paid		(2,371,756)	(13,918,093)		(5,342,641)

Net cash and cash equivalents used in financing activities		(2,371,756)	(13,918,093)		(5,141,635)

Net decrease in cash and cash equivalents		(341,435)	(13,683,450)		(2,095,015)

Cash and cash equivalents at beginning of year		354,768	14,038,218		16,133,233

Cash and cash equivalents at end of year		$13,333	$354,768		$14,038,218

Supplemental disclosure of non-cash financing activities:
Subscriptions received in advance	$	─	$90,000	$	─
Redemptions payable	$	─	$1,818,018		$1,232,370

The accompanying notes are an integral part of these statements.

F 20

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/N Index Unleveraged Series

December 31,

ASSETS	2014	2013

Cash and cash equivalents	$145,958,352		$123,776,520
Due from broker	3,969,156		5,734,958
Net unrealized gain on open futures contracts, at fair value	─		78,333
Interest receivable	201		19

Total assets	$149,927,709		$129,589,830

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	$1,284,583	$	─
Brokerage commissions payable	34,560		31,849
Management fee payable	62,103		54,163
Accrued expenses	24,773		24,721
Subscriptions received in advance	750,000		─

Total liabilities	2,156,019		110,733

Investors’ interest	147,771,690		129,479,097

Total liabilities and investors’ interest	$149,927,709		$129,589,830

The accompanying notes are an integral part of these statements.

F 21

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N Index Unleveraged Series

December 31, 2014

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Commodity	647	$(1,284,583)	(0.87)%

Net unrealized loss on open futures contracts, at fair value		$(1,284,583)	(0.87)%

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

F 23

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS

MLM Commodity L/N Index Unleveraged Series

Year ended December 31,

	2014	2013	2012

Investment income
Interest	$69,858	$73,474	$40,711

Expenses
Brokerage commissions	395,704	370,788	323,656
Management fee	671,419	622,971	435,145
Operating expenses	568,653	526,752	347,668

Total expenses	1,635,776	1,520,511	1,106,469

Net investment loss	(1,565,918)	(1,447,037)	(1,065,758)

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS
Net realized loss on investments	(1,732,929)	(7,703,509)	(8,048,577)
Net change in unrealized depreciation and appreciation on investments	(1,358,560)	2,023,111	(1,050,933)

Net realized and unrealized loss on investments	(3,091,489)	(5,680,398)	(9,099,510)

Net loss	$(4,657,407)	$(7,127,435)	$(10,165,268)

The accompanying notes are an integral part of these statements.

F 24

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

Year ended December 31, 2014

	Commodity L/N Unleveraged Series
	Class D Shares	Class E Shares	Total Commodity L/N Unleveraged Series

Investors’ interest at December 31, 2013	$74,744,967	$54,734,130	$129,479,097

Subscriptions	3,950,000	19,000,000	22,950,000
Redemptions	─	─
Net loss	(2,761,300)	(1,896,107)	(4,657,407)

Investors’ interest at December 31, 2014	$75,933,667	$71,838,023	$147,771,690

Shares at December 31, 2013	819,002	618,735

Subscriptions	42,427	219,941
Redemptions	─	─

Shares at December 31, 2014	861,429	838,676

Net asset value per share December 31, 2014	$88.15	$85.66

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

F 27

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS

MLM Commodity L/N Index Unleveraged Series

Year ended December 31,

	2014	2013	2012

Cash flows from operating activities
Net loss	$(4,657,407)	$(7,127,435)	$(10,165,268)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	1,765,802	4,631,813	(3,694,631)
Net unrealized (gain) loss on open futures contracts	1,362,916	(2,028,602)	1,060,099
Interest receivable	(182)	31	325
Brokerage commissions payable	2,711	4,337	3,304
Management fee payable	7,940	7,481	13,318
Accrued expenses	52	14,157	364

Net cash and cash equivalents used in operating activities	(1,518,168)	(4,498,218)	(12,782,489)

Cash flows from financing activities
Subscriptions received, net of selling commissions	23,700,000	27,338,470	41,400,000

Net cash and cash equivalents provided by financing activities	23,700,000	27,338,470	41,400,000

Net increase in cash and cash equivalents	22,181,832	22,840,252	28,617,511

Cash and cash equivalents at beginning of year	123,776,520	100,936,268	72,318,757

Cash and cash equivalents at end of year	$145,958,352	$123,776,520	$100,936,268

The accompanying notes are an integral part of these statements.

F 28

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/S Index Unleveraged Series

December 31,

ASSETS	2014	2013

Cash and cash equivalents	$37,609,364	$32,852,364
Due from broker	6,573,368	4,620,026
Net unrealized gain on open futures contracts, at fair value	4,740,311	134,376
Interest receivable	42	1

Total assets	$48,923,085	$37,606,767

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Brokerage commissions payable	$14,352	$12,046
Management fee payable	19,199	15,812
Accrued expenses	6,854	6,833

Total liabilities	40,405	34,691

Investors’ interest	48,882,680	37,572,076

Total liabilities and investors’ interest	$48,923,085	$37,606,767

The accompanying notes are an integral part of these statements.

F 29

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

December 31, 2014

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’interest

Futures*
Long futures contracts
Commodity	206	$(401,393)	(0.82)%

Short futures contracts
Commodity	(968)	5,141,704	10.52

Net unrealized gain on open futures contracts, at fair value		$4,740,311	9.70%

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

F 31

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS

MLM Commodity L/S Index Unleveraged Series

Year ended December 31,

	2014	2013	2012

Investment income
Interest	$18,217	$24,483	$16,951

Expenses
Brokerage commissions	158,271	163,583	215,435
Management fee	197,837	204,479	269,293
Operating expenses	166,021	173,352	205,045

Total expenses	522,129	541,414	689,773

Net investment loss	(503,912)	(516,931)	(672,822)

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS
Net realized gain (loss) on investments	1,981,507	(2,507,256)	(12,313,194)
Net change in unrealized appreciation and depreciation on investments	4,608,009	1,055,097	(737,719)

Net realized and unrealized gain (loss) on investments	6,589,516	(1,452,159)	(13,050,913)

Net income (loss)	$6,085,604	$(1,969,090))	$(13,723,735)

The accompanying notes are an integral part of these statements.

F 32

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

Year ended December 31, 2014

Commodity L/S Unleveraged Series
Class D Shares

Investors’ interest at December 31, 2013	$37,572,076

Subscriptions	5,225,000
Redemptions	─
Net income	6,085,604

Investors’ interest at December 31, 2014	$48,882,680

Shares at December 31, 2013	441,627

Subscriptions	63,740
Redemptions	─

Shares at December 31, 2014	505,367

Net asset value per share December 31, 2014	$96.73

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

F 35

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS

MLM Commodity L/S Index Unleveraged Series

Year ended December 31,

	2014	2013	2012

Cash flows from operating activities
Net income (loss)	$6,085,604	$(1,969,090)	$(13,723,735)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(1,953,342)	(459,576)	1,479,965
Net unrealized (gain) loss on open futures contracts	(4,605,935)	(1,058,276)	741,721
Interest receivable	(41)	23	244
Other assets	─	─	─
Brokerage commissions payable	2,306	(2,932)	578
Management fee payable	3,387	(4,320)	302
Accrued expenses	21	2,388	845

Net cash and cash equivalents used in operating activities	(468,000)	(3,491,783)	(11,500,080)

Cash flows from financing activities
Subscriptions received, net of selling commissions	5,225,000	11,642,000	10,300,000
Redemptions paid	─	(19,038,470)	(511,710)

Net cash and cash equivalents provided by (used in) financing activities	5,225,000	(7,396,470)	9,788,290

Net increase (decrease) in cash and cash equivalents	4,757,000	(10,888,253)	(1,711,790)

Cash and cash equivalents at beginning of year	32,852,364	43,740,617	45,452,407

Cash and cash equivalents at end of year	$37,609,364	$32,852,364	$43,740,617

Supplemental disclosure of non-cash financing activities:
Subscriptions recorded which were received in advance	$ ─	$ ─	$5,000,000

The accompanying notes are an integral part of these statements.

F 36

MLM INDEX™ FUND

STATEMENTS OF FINANCIAL CONDITION

Trust Total

December 31,

ASSETS	2014		2013

Cash and cash equivalents		$215,646,933	$195,766,730
Due from broker		21,764,558	20,334,702
Net unrealized gain on open futures contracts, at fair value		7,007,798	985,336
Interest receivable		255	27
Other assets		10,301	─

Total assets		$244,429,845	$217,086,795

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$	─	$6,546,302
Net unrealized loss on open futures contracts, at fair value		1,284,583	─
Brokerage commissions payable		66,348	64,900
Management fee payable		103,149	97,764
Subscriptions received in advance		750,000	─
Accrued expenses		41,538	41,604

Total liabilities		2,245,618	6,750,570

Investors’ interest		242,184,227	210,336,225

Total liabilities and investors’ interest		$244,429,845	$217,086,795

The accompanying notes are an integral part of these statements.

F 37

MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

December 31, 2014

Description	Number of contracts	Unrealized gain (loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Financial	127	$354,030	0.15%
Commodity	911	(1,796,474)	(0.74
	1,038	(1,442,444)	(0.59)
Short futures contracts
Financial	(169)	538,167	0.22
Commodity	(1,246)	6,627,492	2.74
	(1,415)	7,165,659	2.96

Net unrealized gain on open futures contracts, at fair value		$5,723,215	2.37%

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

F 39

MLM INDEX™ FUND

STATEMENTS OF OPERATIONS

Trust Total

Year ended December 31,

	2014	2013	2012

Investment income
Interest	$105,793	$124,767	$95,604

Expenses
Brokerage commissions	772,091	864,394	1,072,185
Management fee	1,164,243	1,235,869	1,337,505
Operating expenses	950,891	948,183	860,389

Total expenses	2,887,225	3,048,446	3,270,079

Net investment loss	(2,781,432)	(2,923,679)	(3,174,475)

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS
Net realized gain (loss) on investments	3,896,554	(12,612,251)	(27,860,185)
Net change in unrealized appreciation and depreciation on investments	4,751,091	4,283,190	(2,168,221)

Net realized and unrealized gain (loss) on investments	8,647,645	(8,329,061)	(30,028,406)

Net income (loss)	$5,866,213	$(11,252,740)	$(33,202,881)

The accompanying notes are an integral part of these statements.

F 40

MLM INDEX™ FUND

STATEMENTS OF CHANGES IN INVESTORS’ INTEREST

Trust Total

Year ended December 31, 2014

Total Investors’ Interest ($100 par value/share)

Investors’ interest at December 31, 2013	$210,336,225

Subscriptions	51,050,401
Redemptions	(25,068,612)
Net income	5,866,213

Investors’ interest at December 31, 2014	$242,184,227

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

F 43

MLM INDEX™ FUND

STATEMENTS OF CASH FLOWS

Trust Total

Year ended December 31,

	2014		2013	2012

Cash flows from operating activities
Net income (loss)		$5,866,213	$(11,252,740)	$(33,202,881)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker		(1,429,856)	6,217,589	9,732,287
Net unrealized (gain) loss on open futures contracts		(4,737,879)	(4,296,825)	2,181,634
Interest receivable		(228)	65	554
Other assets		(10,301)	1,073	(1,073)
Brokerage commissions payable		1,448	(11,761)	(6,719)
Management fee payable		5,385	(13,587)	862
Accrued expenses		(66)	16,602	(5,294)

Net cash and cash equivalents used in operating activities		(305,284)	(9,339,584)	(21,300,630)

Cash flows from financing activities
Subscriptions received, net of selling commissions		51,800,401	55,225,470	64,417,266
Redemptions paid		(31,614,914)	(45,431,778)	(12,161,448)

Net cash and cash equivalents provided by financing activities		20,185,487	9,793,692	52,255,818

Net increase in cash and cash equivalents		19,880,203	454,108	30,955,188

Cash and cash equivalents at beginning of year		195,766,730	195,312,622	164,357,434

Cash and cash equivalents at end of year		$215,646,933	$195,766,730	$195,312,622

Supplemental disclosure of non-cash financing activities:
Subscriptions received in advance	$	─	$2,040,000	$5,245,000
Redemptions payable	$	─	$6,546,302	$1,643,495

F 44

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

At December 31, 2014, the MLM Index™ Fund is comprised of four series: the MLM Index™ Unleveraged Series (“Unleveraged Series”), the MLM Index™ Leveraged Series (“Leveraged Series”), the MLM Commodity L/N Index Unleveraged Series (“Commodity L/N” or “Commodity L/N Unleveraged Series”) and the MLM Commodity L/S Index Unleveraged Series (“Commodity L/S” or “Commodity L/S Unleveraged Series”).  MLM Index™ Fund and its series are collectively referred to herein as the “Trust”.

Mount Lucas Management LP (the “Manager”) is the Manager of the Trust and its Series.  The Manager is a registered investment advisor under the Investment Advisers Act of 1940, is registered as a Commodity Pool Operator and a Commodity Trading Advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Trust is comprised of four series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the MLM Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage (collectively, the “Series”).The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP).  The Trust is an investment company that follows the specialized accounting and supporting guidance of FASB Accounting Standards Codification Topic  946 “Financial Services - Investment Companies”. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

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

F 45

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2014

2. Summary of Significant Accounting Policies (continued)

Due From Broker

Each Series' trading activities utilize one broker located in the United States. Due from broker represents cash balances held, including foreign currencies which may be subject to currency fluctuation, and amounts receivable or payable for transactions not settled at December 31, 2014 and 2013.

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

As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2014 and December 31, 2013, all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

F 46

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2014

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

All of the Series of the Trust appropriately recognize and disclose uncertain tax provisions in their financial statements. Recognition is permitted for each position if, based on its technical merits, it is “more likely than not” that the position will be upheld under audit by tax authorities.  The Manager has reviewed all of the Series of the Trust’s tax positions for all open years (after December 31, 2010) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements.  The Trust has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense.  The 2011 through 2013 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Redemptions Payable

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value of each Series by the number of outstanding investors’ interests for that Series.

F 47

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2014

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

December 31, 2014	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total

Overnight money markets	$52,000	$7,000	$24,236,000	$4,976,000	$29,271,000
U.S. Government Agency Securities	31,848,975	─	121,596,138	32,548,659	185,993,772
Cash	163,392	4,903	125,067	83,561	376,923
Cash in checking accounts	1,517	1,430	1,147	1,144	5,238
Total	$32,065,884	$13,333	$145,958,352	$37,609,364	$215,646,933

December 31, 2013	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total

Overnight money markets	$293,000	$4,000	$2,127,000	$66,000	$2,490,000
U.S. Government Agency Securities	38,439,414	299,995	121,557,716	32,694,535	192,991,660
Cash	48,922	48,951	89,866	90,574	278,313
Cash in checking accounts	1,742	1,822	1,938	1,255	6,757
Total	$38,783,078	$354,768	$123,776,520	$32,852,364	$195,766,730

4. Investors’ Interest

The Trust is comprised of four series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage (collectively, the “Series”).  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.  Class A, Class B, Class C, Class D and Class E shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager. As of December 31, 2014 the Commodity L/N Leveraged Series and the Commodity L/S Leveraged Series have not commenced trading and have no assets. In addition, as of December 31, 2014, the Commodity L/N Unleveraged Series and the Commodity L/S Unleveraged Series have never had any investors in classes A, B or C.  Furthermore, as of December 31, 2014, the Leverage Series and the Commodity L/S Unleveraged Series have never had any investors in class E.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account.

F 48

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2014

The Class A and Class C shares are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

5. Margin Requirements

The Trust had margin requirements as follows at December 31, 2014 and 2013:

	2014	2013

Unleveraged Series	$1,008,048	$788,023
Leveraged Series	350,268	266,992
Commodity L/N Unleveraged Series	901,780	1,530,033
Commodity L/S Unleveraged Series	2,582,938	1,615,519
Total	$4,834,034	$4,200,567

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

* effective January 1, 2010

F 49

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2014
Effective May 1, 2013:

	Unleveraged, Commodity L/N Unleveraged Series, and Commodity L/S Unleveraged Series
	Brokerage fee		Management fee	Organizational fee		Operating expense		Selling expense		Total fees and commissions

Class A	N/A	**	2.70%	N/A	*	N/A	**	4.00%		6.70%
Class B	N/A	**	1.70%	N/A	*	N/A	**	N/	A	1.70%
Class C	N/A	**	1.75%	N/	A	N/A	**	4.00%		5.75%
Class D	N/A	**	1.25%	N/	A	N/A	**	N/	A	1.25%
Class E	N/A	**	1.00%	N/	A	N/A	**	N/	A	1.00%

	Leveraged Series
	Brokerage fee		Management fee	Organizational fee		Operating expense		Selling expense		Total fees And commissions

Class A	N/A	**	4.90%	N/A	*	N/A	**	4.00%		8.90%
Class B	N/A	**	3.40%	N/A	*	N/A	**	N/	A	3.40%
Class C	N/A	**	3.30%	N/	A	N/A	**	4.00%		7.30%
Class D	N/A	**	2.55%	N/	A	N/A	**	N/	A	2.55%
Class E	N/A	**	2.00%	N/	A	N/A	**	N/	A	2.00%

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

F 50

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2014

The following tables reflect the fair value of each Series derivative financial instruments at December 31, 2014 and 2013:

	2014			2013
Unleveraged Series	Asset	Liability		Asset	Liability
Financial futures	$666,959	$	─	$572,412	$(15,762)
Commodity futures	1,154,369		(124,595)	238,206	(213,608)
Total	$1,821,328		$(124,595)	$810,618	$(229,370)

	2014			2013
Leveraged Series	Asset	Liability		Asset	Liability
Financial futures	$225,238	$	─	$194,140	$(7,881)
Commodity futures	383,895		(38,379)	78,556	(73,436)
Total	$609,133		$(38,379)	$272,696	$(81,317)

		2014		2013
Commodity L/N Unleveraged Series		Asset	Liability	Asset	Liability
Commodity futures	$	─	$(1,284,583)	$275,213	$(196,880)
Total	$	─	$(1,284,583)	$275,213	$(196,880)

	2014		2013
Commodity L/S Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$5,320,855	$(580,544)	$946,194	$(811,818)
Total	$5,320,855	$(580,544)	$946,194	$(811,818)

	2014			2013
Trust Total	Asset	Liability		Asset	Liability
Financial futures	$892,197	$	─	$766,552	$(23,643)
Commodity futures	6,859,119		(2,028,101)	1,538,169	(1,295,742)
Total	$7,751,316		$(2,028,101)	$2,304,721	$(1,319,385)

F 51

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2014

7. Derivative Financial Instruments (continued)

	2014			2013
Unleveraged Series	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$2,165,347	$110,309	$2,275,656	$(761,069)	$535,015	$(226,054)
Commodity futures	921,363	1,005,176	1,926,539	(390,762)	221,824	(168,938)
Total	$3,086,710	$1,115,485	$4,202,195	$(1,151,831)	$756,839	$(394,992)

	2014			2013
Leveraged Series	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$472,782	$38,979	$511,761	$(591,653)	$151,189	$(440,464)
Commodity futures	118,448	340,396	458,844	(667,728)	301,919	(365,809)
Total	$591,230	$379,375	$970,605	$(1,259,381)	$453,108	$(806,273)

	2014			2013
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Unleveraged Series Commodity futures	$(1,732,740)	$(1,362,916)	$(3,095,656)	$(7,703,746)	$2,028,602	$(5,675,144)
Total	$(1,732,740)	$(1,362,916)	$(3,095,656)	$(7,703,746)	$2,028,602	$(5,675,144)

	2014			2013
Commodity L/S Unleveraged Series	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$1,981,561	$4,605,935	$6,587,496	$(2,507,611)	$1,058,276	$(1,449,335)
Total	$1,981,561	$4,605,935	$6,587,496	$(2,507,611)	$1,058,276	$(1,449,335)

	2014			2013
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$2,638,129	$149,288	$2,787,417	$(1,352,722)	$686,204	$(666,518)
Commodity futures	1,288,632	4,588,591	5,877,223	(11,269,847)	3,610,621	(7,659,226)
Total	$3,926,761	$4,737,879	$8,664,640	$(12,622,569)	$4,296,825	$(8,325,744)

F 52

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2014

7. Derivative Financial Instruments (continued)

The following tables reflect the trading activity for derivative financial instruments for the years ended December 31 2014, 2013 and 2012:

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Year ended December 31, 2014	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2012
Unleveraged	2,726	2,668	2,626	2,599	2,273	2,263
Leveraged	682	662	2,041	2,482	4,803	5,249
Commodity L/N	4,948	4,977	4,155	4,394	3,938	3,068
Commodity L/S	4,615	4,263	5,018	5,093	6,421	6,615
Trust Total	12,971	12,570	13,840	14,568	17,435	17,195

F 53

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2014
8. Financial Highlights

The following represents the per share operating performance ratios to average investors’ interest and other supplemental information for the year ended December 31, 2014:

	Unleveraged Series					Leveraged Series				Commodity L/N Unleveraged Series		Commodity L/S Unleveraged Series
	Class A shares	Class B shares	Class C shares	Class D shares	Class E* shares	Class A shares	Class B shares	Class C shares	Class D shares	Class D shares	Class E shares	Class D Shares

Per share operating performance
Net asset value per share, December 31, 2013/issuance	$101.57	$117.90	$103.38	$107.71	$100.00	$73.83	$91.22	$74.84	$95.88	$91.26	$88.46	$85.08
Income (loss) from investment operations
Net investment loss	(1.90)	(1.05)	(1.43)	(0.96)	(0.45)	(2.38)	(1.60)	(1.87)	(1.69)	(0.80)	(0.77)	(0.75)
Net realized and unrealized gain (loss) on investment transactions	6.94	8.13	7.59	7.95	8.65	16.82	21.06	17.92	23.12	(2.31)	(2.03)	12.40

Total from investment operations	5.04	7.08	6.16	6.99	8.20	14.44	19.46	16.05	21.43	(3.11)	(2.80)	11.65

Net asset value per share, December 31, 2014	$106.61	$124.98	$109.54	$114.70	$108.20	$88.27	$110.68	$90.89	$117.31	$88.15	$85.66	$96.73

Total return	4.96%	6.01%	5.96%	6.49%	8.20%	19.56%	21.33%	21.45%	22.35%	(3.41)%	(3.17)%	13.69%

Ratio to average investors’ interest
Net investment loss	(1.89)%	(0.89)%	(1.39)%	(0.89)%	(0.44)%	(3.27)%	(1.76)%	(2.51)%	(1.76)%	(0.87)%	(0.87)%	(0.87)%
Expenses	(1.94)%	(0.93)%	(1.43)%	(0.93)%	(0.45)%	(3.26)%	(1.75)%	(2.50)%	(1.75)%	(0.92)	(0.92)%	(0.92)%

Total return is calculated as the change in the net asset value per share for the year.  The per share operating performance and ratios are computed based upon the weighted-average shares outstanding and weighted-average investors’ interest, respectively, for each class, for the year ended December 31, 2014.  An individual investor’s return may vary from the above based upon the timing of capital transactions.
*Represents the period from the commencement of operations (July 1, 2014) through December 31, 2014. Total return and ratios not annualized.

F 54

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2014

8. Financial Highlights

The following represents the per share operating performance ratios to average investors’ interest and other supplemental information for the year ended December 31, 2013:

	Unleveraged Series					Leveraged Series			Commodity L/N Unleveraged Series		Commodity L/S Unleveraged Series
	Class A shares	Class B shares	Class C shares	Class D shares	Class A shares	Class B shares	Class C shares	Class D shares	Class D shares	Class E shares	Class D shares

Per share operating performance
Net asset value per share, December 31, 2012	$105.41	$121.13	$106.27	$110.17	$79.88	$97.21	$79.67	$101.31	$96.92	$93.71	$88.53
Income (loss) from investment operations
Net investment loss	(1.94)	(1.06)	(1.45)	(0.96)	(2.42)	(1.59)	(1.87)	(1.66)	(0.81)	(0.78)	(0.75)
Net realized and unrealized gain (loss) on investment transactions	(1.90)	(2.17)	(1.44)	(1.50)	(3.63)	(4.40)	(2.96)	(3.77)	(4.85)	(4.47)	(2.70)

Total from investment operations	(3.84)	(3.23)	(2.89)	(2.46)	(6.05)	(5.99)	(4.83)	(5.43)	(5.66)	(5.25)	(3.45)

Net asset value per share, December 31, 2013	$101.57	$117.90	$103.38	$107.71	$73.83	$91.22	$74.84	$95.88	$91.26	$88.46	$85.08

Total return	(3.64)%	(2.67)%	(2.72)%	(2.23)%	(7.57)%	(6.17)%	(6.07)%	(5.36)%	(5.84)%	(5.60)%	(3.90)%

Ratio to average investors’ interest
Net investment loss	(1.89)%	(0.89)%	(1.38)%	(0.89)%	(3.24)%	(1.73)%	(2.49)%	(1.73)%	(0.86)%	(0.86)%	(0.86)%
Expenses	(1.95)%	(0.95)%	(1.45)%	(0.95)%	(3.25)%	(1.75)%	(2.50)%	(1.76)%	(0.92)	(0.92)%	(0.92)%

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

F 55

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2014

8. Financial Highlights (continued)

The following represents the per share operating performance ratios to average investors’ interest and other supplemental information for the year ended December 31, 2012:

	Unleveraged Series					Leveraged Series			Commodity L/N Unleveraged Series		Commodity L/S Unleveraged Series
	Class A shares	Class B shares	Class C shares	Class D shares	Class A shares	Class B shares	Class C shares	Class D shares	Class D shares	Class E* shares	Class D shares

Per share operating performance
Net asset value per share, December 31, 2011/issuance	$115.62	$131.53	$115.45	$119.09	$102.17	$122.44	$100.25	$126.50	$107.32	$100.00	$114.33
Income (loss) from investment operations
Net investment loss	(2.13)	(1.16)	(1.58)	(1.05)	(2.99)	(1.91)	(2.26)	(1.98)	(0.91)	(0.20)	(0.90)
Net realized and unrealized loss on investment transactions	(8.08)	(9.24)	(7.60)	(7.87)	(19.30)	(23.32)	(18.32)	(23.21)	(9.49)	(6.09)	(24.90)

Total from investment operations	(10.21)	(10.40)	(9.18)	(8.92)	(22.29)	(25.23)	(20.58)	(25.19)	(10.40)	(6.29)	(25.80)

Net asset value per share, December 31, 2012	$105.41	$121.13	$106.27	$110.17	$79.88	$97.21	$79.67	$101.31	$96.92	$93.71	$88.53

Total return	(8.83)%	(7.91)%	(7.95)%	(7.49)%	(21.81)%	(20.61)%	(20.53)%	(19.92)%	(9.69)%	(6.29)%	(22.57)%

Ratio to average investors’ interest
Net investment loss	(1.91)%	(0.91)%	(1.37)%	(0.91)%	(3.19)%	(1.69)%	(2.44)%	(1.69)%	(0.86)%	(0.82)%	(0.85)%
Expenses	(1.97)%	(0.97)%	(1.47)%	(0.97)%	(3.23)%	(1.73)%	(2.48)%	(1.73)%	(0.90)%	(0.89)%	(0.88)%

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

F 56

MLM INDEX™ FUND

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2014

9.Subsequent Events

From January 1, 2015 through February 13, 2015, the Trust had a $750,000 subscription in the Commodity LN Series and redemptions of approximately $115,000 in the Unleveraged Series and approximately $31,000 in the Leveraged Series.

F 57

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

Date: February 13, 2015

MLM INDEX™ FUND

By: /s/ Timothy J. Rudderow Sr.

Timothy J. Rudderow Sr., President
Mount Lucas Management LP
Manager