Form 10-Q
period 2015-03-31
MLM INDEX FUND
filed 2015-05-08
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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
March 31, 2015

Index
Item 1.	Financial Statements.

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Unleveraged Series

As of March 31, 2015 (Unaudited) and December 31, 2014

ASSETS	March 31, 2015	December 31, 2014

Cash and cash equivalents	$31,493,042		$32,065,884
Due from broker	8,467,820		7,050,518
Net unrealized gain on open futures contracts, at fair value	1,125,368		1,696,733
Interest receivable	‒		12

Total assets	$41,086,230		$40,813,147

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$153,840	$	‒
Brokerage commissions payable	13,697		13,429
Management fee payable	17,102		16,921
Accrued expenses	8,845		8,320

Total liabilities	193,484		38,670

Investors’ interest	40,892,746		40,774,477

Total liabilities and investors’ interest	$41,086,230		$40,813,147

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Unleveraged Series

March 31, 2015 (Unaudited)

Description	Number of Contracts	Unrealized gain	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	102	$165,154	0.40%
Commodity	16	13,990	0.03
	118	179,144	0.43

Short futures contracts
Financial	(137)	368,438	0.90
Commodity	(271)	577,786	1.41
	(408)	946,224	2.31

Net unrealized gain on open futures contracts, at fair value		$1,125,368	2.74%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Unleveraged Series

December 31, 2014

Description	Number of contracts	Unrealized gain/(loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Financial	95	$266,272	0.65%
Commodity	43	(84,220)	(0.21)
	138	182,052	0.44

Short futures contracts
Financial	(125)	400,687	0.98
Commodity	(207)	1,113,994	2.73
	(332)	1,514,681	3.71

Net unrealized gain on open futures contracts, at fair value		$1,696,733	4.15%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Unleveraged Series

For the three months ended March 31, 2015 and 2014 (Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Investment income
Interest	$5,623	$4,780

Expenses
Brokerage commissions	42,063	40,334
Management fee	51,964	50,457
Operating expenses	43,589	43,569

Total expenses	137,616	134,360

Net investment loss	(131,993)	(129,580)

Realized and unrealized gain (loss) on investments
Net realized gain on investments	1,431,631	126,667
Net change in unrealized appreciation and depreciation on investments	(583,899)	(693,504)

Net realized and unrealized gain (loss) on investments	847,732	(566,837)

Net income (loss)	$715,739	$(696,417)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

For the three months ended March 31, 2015 (Unaudited)

	Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class E Shares	Total Unleveraged Series
Investors’ interest at December 31, 2014	$398,029	$746,869	$1,245	$39,627,310	$1,024	$40,774,477
Subscriptions	─	─	─	─	─	─
Redemptions	─	(27,761)	─	(569,709)	─	(597,470)
Net income	5,618	12,429	21	697,652	19	715,739
Investors’ interest at March 31, 2015	$403,647	$731,537	$1,266	$39,755,253	$1,043	$40,892,746

Shares at December 31, 2014	3,734	5,977	11	345,489	9
Subscriptions	─	─	─	─	─
Redemptions	─	(218)	─	(4,939)	─
Shares at March 31, 2015	3,734	5,759	11	340,550	9
Net asset value per share:
March 31, 2015	$108.11	$127.06	$111.35	$116.74	$110.19

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Unleveraged Series

For the three months ended March 31, 2015 and 2014 (Unaudited)

	March 31, 2015	March 31, 2014

Cash flows from operating activities
Net income (loss)	$715,739	$(696,417)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(1,417,302)	(128,101)
Net unrealized gain on open futures contracts	571,365	698,787
Interest receivable	12	7
Brokerage commissions payable	268	(1,836)
Management fee payable	181	(2,883)
Accrued expenses	525	(796)

Net cash and cash equivalents used in operating activities	(129,212)	(131,239)

Cash flows from financing activities
Redemptions paid	(443,630)	(5,484,111)

Net cash and cash equivalents used in financing activities	(443,630)	(5,484,111)

Net decrease in cash and cash equivalents	(572,842)	(5,615,350)

Cash and cash equivalents at beginning of period	32,065,884	38,783,078

Cash and cash equivalents at end of period	$31,493,042	$33,167,728

Supplemental disclosure of non-cash financing activities:
Redemptions payable	$153,840	$258,145

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Leveraged Series

As of March 31, 2015 (Unaudited) and December 31, 2014

ASSETS	March 31, 2015	December 31, 2014

Cash and cash equivalents	$6,828	$13,333
Due from broker	4,662,180	4,171,516
Net unrealized gain on open futures contracts, at fair value	315,683	570,754
Other assets	3,428	10,301

Total assets	$4,988,119	$4,765,904

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$790,665	$-
Brokerage commissions payable	4,098	4,007
Management fee payable	5,191	4,926
Accrued expenses	2,715	1,591

Total liabilities	802,669	10,524

Investors’ interest	4,185,450	4,755,380

Total liabilities and investors’ interest	$4,988,119	$4,765,904

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Leveraged Series

March 31, 2015 (Unaudited)

Description	Number of contracts	Unrealized gain	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	31	$43,571	1.04%
Commodity	5	4,330	0.10
	36	47,901	1.14

Short futures contracts
Financial	(42)	102,698	2.45
Commodity	(82)	165,084	3.94
	(124)	267,782	6.39

Net unrealized gain on open futures contracts, at fair value		$315,683	7.53%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Leveraged Series

December 31, 2014

Description	Number of contracts	Unrealized gain/(loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Financial	32	$87,758	1.85%
Commodity	15	(26,278)	(0.55)
	47	61,480	1.30

Short futures contracts
Financial	(44)	137,480	2.89
Commodity	(71)	371,794	7.82
	(115)	509,274	10.71

Net unrealized gain on open futures contracts, at fair value		$570,754	12.01%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Leveraged Series

For the three months ended March 31, 2015 and 2014 (Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Investment income
Interest	$15	$7

Expenses
Brokerage commissions	13,280	12,805
Management fee	15,972	15,451
Operating expenses	4,934	5,411

Total expenses	34,186	33,667

Net investment loss	(34,171)	(33,660)

Realized and unrealized gain (loss) on investments
Net realized gain on investments	544,839	57,426
Net change in unrealized appreciation and depreciation on investments	(258,794)	(227,480)

Net realized and unrealized gain (loss) on investments	286,045	(170,054)

Net income (loss)	$251,874	$(203,714)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the three months ended March 31, 2015 (Unaudited)

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series
Investors’ interest at December 31, 2014	$119,796	$1,055,532	$1,227	$3,578,825	$4,755,380
Subscriptions	─	─	─	─	─
Redemptions	(31,139)	(32,108)	─	(758,557)	(821,804)
Net income	5,636	54,275	63	191,900	251,874
Investors’ interest at March 31, 2015	$94,293	$1,077,699	$1,290	$3,012,168	$4,185,450

Shares at December 31, 2014	1,357	9,538	14	30,510
Subscriptions	─	─	─	─
Redemptions	(337)	(276)	─	(6,137)
Shares at March 31, 2015	1,020	9,262	14	24,373
Net asset value per share:
March 31, 2015	$92.47	$116.37	$95.59	$123.60

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the three months ended March 31, 2014 (Unaudited)

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series
Investors’ interest at December 31, 2013	$369,018	$1,118,984	$1,010	$2,974,228	$4,463,240
Subscriptions	─	─	─	─	─
Redemptions	(21,173)	(124,346)	─	(48,824)	(194,343)
Net loss	(18,296)	(49,449)	(49)	(135,920)	(203,714)
Investors’ interest at March 31, 2014	$329,549	$945,189	$961	$2,789,484	$4,065,183

Shares at December 31, 2013	4,998	12,268	14	31,023
Subscriptions	─	─	─	─
Redemptions	(290)	(1,378)	─	(513)
Shares at March 31, 2014	4,708	10,890	14	30,510
Net asset value per share:
March 31, 2014	$69.99	$86.80	$71.23	$91.43

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Leveraged Series

For the three months ended March 31, 2015 and 2014 (Unaudited)

	March 31, 2015	March 31, 2014

Cash flows from operating activities
Net income (loss)	$251,874		$(203,714)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities
Net change in operating assets and liabilities
Due from broker	(490,664)		1,645,472
Net unrealized gain on open futures contracts	255,071		230,165
Other assets	6,873		─
Brokerage commissions payable	91		(2,467)
Management fee payable	265		(3,396)
Accrued expenses	1,124		(238)

Net cash and cash equivalents provided by operating activities	24,634		1,665,822

Cash flows from financing activities
Redemptions paid	(31,139)		(2,012,361)

Net cash and cash equivalents used in financing activities	(31,139)		(2,012,361)

Net decrease in cash and cash equivalents	(6,505)		(346,539)

Cash and cash equivalents at beginning of period	13,333		354,768

Cash and cash equivalents at end of period	$6,828		$8,229

Supplemental disclosure of non-cash financing activities:
Redemptions payable	$790,665	$	─

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/N Index Unleveraged Series

As of March 31, 2015 (Unaudited) and December 31, 2014

ASSETS	March 31, 2015	December 31, 2014

Cash and cash equivalents	$156,240,100	$145,958,352
Due from broker	536,820	3,969,156
Net unrealized gain on open futures contracts, at fair value	201,480	‒
Interest receivable	247	201

Total assets	$156,978,647	$149,927,709

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	‒	1,284,583
Brokerage commissions payable	35,352	34,560
Management fee payable	62,624	62,103
Accrued expenses	24,919	24,773
Subscriptions received in advance	6,500,000	750,000

Total liabilities	6,622,895	2,156,019

Investors’ interest	150,355,752	147,771,690

Total liabilities and investors’ interest	$156,978,647	$149,927,709

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N Index Unleveraged Series

March 31, 2015 (Unaudited)

Description	Number of contracts	Unrealized gain	Percentage of investors’ interest

Futures*
Long futures contracts
Commodity	237	$201,480	0.13%

Net unrealized gain on open futures contracts, at fair value		$201,480	0.13%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N Index Unleveraged Series

December 31, 2014

Description	Number of contracts	Unrealized loss	Percentage of investors’ interest

Futures*
Long futures contracts
Commodity	647	$(1,284,583)	(0.87)%

Net unrealized loss on open futures contracts, at fair value		$(1,284,583)	(0.87)%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Commodity L/N Unleveraged Series

For the three months ended March 31, 2015 and 2014 (Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Investment income
Interest	$23,245	$18,754

Expenses
Brokerage commissions	103,919	97,216
Management fee	185,434	165,008
Operating expenses	154,547	140,109

Total expenses	443,900	402,333

Net investment loss	(420,655)	(383,579)

Realized and unrealized (loss) gain on investments
Net realized (loss) gain on investments	(3,426,340)	4,224,319
Net change in unrealized appreciation and depreciation on investments	1,481,057	(271,513)

Net realized and unrealized (loss) gain on investments	(1,945,283)	3,952,806

Net (loss) income	$(2,365,938)	$3,569,227

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

For the three months ended March 31, 2015 (Unaudited)

	Class D Shares	Class E Shares	Total Commodity L/N Unleveraged Series
Investors’ interest at December 31, 2014	$75,933,667	$71,838,023	$147,771,690
Subscriptions	4,950,000	─	4,950,000
Net loss	(1,243,903)	(1,122,035)	(2,365,938)
Investors’ interest at March 31, 2015	$79,639,764	$70,715,988	$150,355,752

Shares at December 31, 2014	861,429	838,676
Subscriptions	56,956	─
Shares at March 31, 2015	918,385	838,676
Net asset value per share:
March 31, 2015	$86.72	$84.32

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

For the three months ended March 31, 2014 (Unaudited)

	Class D Shares	Class E Shares	Total Commodity L/N Unleveraged Series
Investors’ interest at December 31, 2013	$74,744,967	$54,734,130	$129,479,097
Subscriptions	499,999	─	499,999
Net income	2,043,085	1,526,142	3,569,227
Investors’ interest at March 31, 2014	$77,288,051	$56,260,272	$133,548,323

Shares at December 31, 2013	819,002	618,735
Subscriptions	5,403	─
Shares at March 31, 2014	824,405	618,735
Net asset value per share:
March 31, 2014	$93.75	$90.93

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/N Index Unleveraged Series

For the three months ended March 31, 2015 and 2014 (Unaudited)

	March 31, 2015	March 31, 2014

Cash flows from operating activities
Net (loss) income	$(2,365,938)	$3,569,227
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	3,432,336	(4,217,893)
Net unrealized gain on open futures contracts	(1,486,063)	271,544
Interest receivable	(46)	(1)
Brokerage commissions payable	792	379
Management fee payable	521	1,981
Accrued expenses	146	(178)

Net cash and cash equivalents used in operating activities	(418,252)	(374,941)

Cash flows from financing activities
Subscriptions received, net of selling commissions	10,700,000	2,799,999

Net cash and cash equivalents provided by financing activities	10,700,000	2,799,999

Net increase in cash and cash equivalents	10,281,748	2,425,058

Cash and cash equivalents at beginning of period	145,958,352	123,776,520

Cash and cash equivalents at end of period	$156,240,100	$126,201,578

Supplemental disclosure of non-cash financing activities:
Subscriptions recorded which were received in advance	$750,000	$2,300,000

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/S Index Unleveraged Series

As of March 31, 2015 (Unaudited) and December 31, 2014

ASSETS	March 31, 2015	December 31, 2014

Cash and cash equivalents	$41,566,337	$37,609,364
Due from broker	10,045,001	6,573,368
Net unrealized gain on open futures contracts, at fair value	2,852,527	4,740,311
Interest receivable	42	42

Total assets	$54,463,907	$48,923,085

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Brokerage commissions payable	15,447	14,352
Management fee payable	19,986	19,199
Accrued expenses	6,956	6,854
Subscriptions received in advance	4,100,000	─

Total liabilities	4,142,389	40,405

Investors’ interest	50,321,518	48,882,680

Total liabilities and investors’ interest	$54,463,907	$48,923,085

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

March 31, 2015 (Unaudited)

Description	Number of contracts	Unrealized gain	Percentage of investors’ interest

Futures*

Long futures contracts
Commodity	82	$65,180	0.13%

Short futures contracts
Commodity	(1,439)	2,787,347	5.54

Net unrealized gain on open futures contracts, at fair value		$2,852,527	5.67%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

December 31, 2014

Description	Number of contracts	Unrealized gain/(loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Commodity	206	$(401,393)	(0.82)%

Short futures contracts
Commodity	(968)	5,141,704	10.52

Net unrealized gain on open futures contracts, at fair value		$4,740,311	9.70%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM Commodity L/S Index Unleveraged Series

For the three months ended March 31, 2015 and 2014 (Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Investment income
Interest	$6,082	$4,699

Expenses
Brokerage commissions	48,995	38,084
Management fee	61,244	47,605
Operating expenses	49,775	40,258

Total expenses	160,014	125,947

Net investment loss	(153,932)	(121,248)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	3,482,579	(147,488)
Net change in unrealized appreciation and depreciation on investments	(1,889,809)	(575,275)

Net realized and unrealized gain (loss) on investments	1,592,770	(722,763)

Net income (loss)	$1,438,838	$(844,011)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

For the three months ended March 31, 2015 (Unaudited)

Total Commodity L/S Unleveraged Series
Investors’ interest at December 31, 2014	$48,882,680
Subscriptions	─
Redemptions	─
Net income	1,438,838
Investors’ interest at March 31, 2015	$50,321,518

Shares at December 31, 2014	505,367
Subscriptions	─
Redemptions	─
Shares at March 31, 2015	505,367
Net asset value per share:
March 31, 2015	$99.57

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

For the three months ended March 31, 2014 (Unaudited)

Total Commodity L/S Unleveraged Series
Investors’ interest at December 31, 2013	$37,572,076
Subscriptions	─
Redemptions	─
Net loss	(844,011)

Investors’ interest at March 31, 2014	$36,728,065

Shares at December 31, 2013	441,627
Subscriptions	─
Redemptions	─

Shares at March 31, 2014	441,627
Net asset value per share:
March 31, 2014	$83.17

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/S Index Unleveraged Series

For the three months ended March 31, 2015 and 2014 (Unaudited)

	March 31, 2015	March 31, 2014

Cash flows from operating activities
Net income (loss)	$1,438,838	$(844,011)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(3,471,633)	155,054
Net unrealized gain on open futures contracts	1,887,784	575,022
Interest receivable	─	1
Brokerage commissions payable	1,095	(801)
Management fee payable	787	6
Accrued expenses	102	(32)

Net cash and cash equivalents used in operating activities	(143,027)	(114,761)

Cash flows from financing activities
Subscriptions received, net of selling commissions	4,100,000	─

Net cash and cash equivalents provided by financing activities	4,100,000	─

Net increase (decrease) in cash and cash equivalents	3,956,973	(114,761)

Cash and cash equivalents at beginning of period	37,609,364	32,852,364

Cash and cash equivalents at end of period	$41,566,337	$32,737,603

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

Trust Total

As of March 31, 2015 (Unaudited) and December 31, 2014

ASSETS	March 31, 2015	December 31, 2014

Cash and cash equivalents	$229,306,307		$215,646,933
Due from broker	23,711,821		21,764,558
Net unrealized gain on open futures contracts, at fair value	4,495,058		7,007,798
Interest receivable	289		255
Other assets	3,428		10,301

Total assets	$257,516,903		$244,429,845

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$944,505	$	─
Net unrealized loss on open futures contracts, at fair value	─		1,284,583
Brokerage commissions payable	68,594		66,348
Management fee payable	104,903		103,149
Subscriptions received in advance	10,600,000		750,000
Accrued expenses	43,435		41,538

Total liabilities	11,761,437		2,245,618

Investors’ interest	245,755,466		242,184,227

Total liabilities and investors’ interest	$257,516,903		$244,429,845

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

March 31, 2015 (Unaudited)

Description	Number of contracts	Unrealized gain	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	133	$208,725	0.08%
Commodity	340	284,980	0.12
	473	493,705	0.20

Short futures contracts
Financial	(179)	471,136	0.19
Commodity	(1,792)	3,530,217	1.44
	(1,971)	4,001,353	1.63
Net unrealized gain on open futures contracts, at fair value		$4,495,058	1.83%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

December 31, 2014

Description	Number of contracts	Unrealized gain/(loss)	Percentage of investors’ interest

Futures*
Long futures contracts
Financial	127	$354,030	0.15%
Commodity	911	(1,796,474)	(0.74)
	1,038	(1,442,444)	(0.59)

Short futures contracts
Financial	(169)	538,167	0.22
Commodity	(1,246)	6,627,492	2.74
	(1,415)	7,165,659	2.96

Net unrealized gain on open futures contracts, at fair value		$5,723,215	2.37%

* Derivatives are not designated as hedging instruments.

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Trust Total

For the three months ended March 31, 2015 and 2014 (Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Investment income
Interest	$34,965	$28,240

Expenses
Brokerage commissions	208,257	188,439
Management fee	314,614	278,521
Operating expenses	252,845	229,347

Total expenses	775,716	696,307

Net investment loss	(740,751)	(668,067)

Realized and unrealized (loss) gain on investments
Net realized gain on investments	2,032,709	4,260,924
Net change in unrealized appreciation and depreciation on investments	(1,251,445)	(1,767,772)

Net realized and unrealized gain on investments	781,264	2,493,152

Net income	$40,513	$1,825,085

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS INTEREST

Trust Total

For the three months ended March 31, 2015 (Unaudited)

Total investor interest
Investors’ interest at December 31, 2014	$242,184,227
Subscriptions	4,950,000
Redemptions	(1,419,274)
Net income	40,513

Investors’ interest at March 31, 2015	$245,755,466

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Trust Total

For the three months ended March 31, 2015 and 2014 (Unaudited)

	March 31, 2015	March 31, 2014

Cash flows from operating activities
Net income	$40,513	$1,825,085
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities
Net change in operating assets and liabilities
Due from broker	(1,947,263)	(2,545,468)
Net unrealized gain on open futures contracts	1,228,157	1,775,518
Interest receivable	(34)	7
Other assets	6,873	─
Brokerage commissions payable	2,246	(4,725)
Management fee payable	1,754	(4,292)
Accrued expenses	1,897	(1,244)

Net cash and cash equivalents (used in) provided by operating activities	(665,857)	1,044,881

Cash flows from financing activities
Subscriptions received, net of selling commissions	14,800,000	2,799,999
Redemptions paid	(474,769)	(7,496,472)

Net cash and cash equivalents provided by (used in) financing activities	14,325,231	(4,696,473)

Net increase (decrease) in cash and cash equivalents	13,659,374	(3,651,592)

Cash and cash equivalents at beginning of period	215,646,933	195,766,730

Cash and cash equivalents at end of period	$229,306,307	$192,115,138

Supplemental disclosure of non-cash financing activities:
Redemptions payable	$944,505	$258,145

Subscriptions recorded which were received in advance	$750,000	$2,300,000

See Notes to Unaudited Condensed Financial Statements.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
March 31, 2015

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

At March 31, 2015, the MLM Index™ Fund is comprised of four series: the MLM Index™ Unleveraged Series (“Unleveraged Series”), the MLM Index™ Leveraged Series (“Leveraged Series”), the MLM Commodity L/N Index Unleveraged Series (“Commodity L/N” or “Commodity L/N Unleveraged Series”) and the MLM Commodity L/S Index Unleveraged Series (“Commodity L/S” or “Commodity L/S Unleveraged Series”).  MLM Index™ Fund and its series are collectively referred to herein as the “Trust”.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Trust is comprised of four series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the MLM Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage (collectively, the “Series”). The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP).  The Trust is an investment company that follows the specialized accounting and supporting guidance of FASB Accounting Standards Codification Topic 946 “Financial Services – Investment Companies”. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted.  In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial positions of the Trust and each Series as of March 31, 2015 and the results of its operations for the three months ended March 31, 2015 and 2014.  The operating results for these interim periods may not be indicative of the results expected for a full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2015

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid financial instruments with maturities of three months or less, when purchased.  Balances may be in excess of insured amounts or not covered by insurance. Certain of each Series' cash at broker is restricted to meet margin requirements (see Note 5).

Due from Broker

Each Series' trading activities utilize one broker located in the United States. Due from broker represents cash balances held, including foreign currencies which may be subject to currency fluctuation, and amounts receivable or payable for transactions not settled at March 31, 2015 and December 31, 2014. Balances may be in excess of insured amounts or not covered by insurance.

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
March 31, 2015

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

As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2015 and December 31, 2014, all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

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

All of the Series of the Trust appropriately recognize and disclose uncertain tax provisions in their financial statements. Recognition is permitted for each position if, based on its technical merits, it is “more likely than not” that the position will be upheld under audit by tax authorities. The Manager has reviewed all of the Series of the Trust’s tax positions for all open years (after December 31, 2010) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements.  The Trust has elected an accounting policy to classify interest and penalties related to income taxes as interest or other expense.

Redemptions Payable

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value of each Series by the number of outstanding investors’ interests for that Series.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2015

3.	Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

March 31, 2015	Unleveraged Series	Leveraged Series		Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Overnight money markets	$4,000	$	─	$34,500,000	$8,929,000	$43,433,000
U.S. Government Agency Securities	31,327,364		─	121,624,461	32,557,811	185,509,636
Cash	160,277		4,902	114,343	78,347	357,869
Cash in checking accounts	1,401		1,926	1,296	1,179	5,802
Total	$31,493,042		$6,828	$156,240,100	$41,566,337	$229,306,307

December 31, 2014	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Overnight money markets	$52,000	$7,000	$24,236,000	$4,976,000	$29,271,000
U.S. Government Agency Securities	31,848,975	─	121,596,138	32,548,659	185,993,772
Cash	163,392	4,903	125,067	83,561	376,923
Cash in checking accounts	1,517	1,430	1,147	1,144	5,238
Total	$32,065,884	$13,333	$145,958,352	$37,609,364	$215,646,933

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2015

4.	Investors’ Interest

The Trust is comprised of four series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage (collectively, the “Series”).  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.  Class A, Class B, Class C, Class D and Class E shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager.  As of March 31, 2015, the Commodity L/N Leveraged Series and the Commodity L/S Leveraged Series have not commenced trading and have no assets. In addition, as of March 31, 2015, the Commodity L/N Unleveraged Series and the Commodity L/S Unleveraged Series have never had any investors in classes A, B or C.  Furthermore, as of March 31, 2015, the Leveraged Series and the Commodity L/S Unleveraged Series have never had any investors in class E.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account.

The Class A and Class C shares are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

5.	Margin Requirements

The Trust had margin requirements as follows at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Unleveraged Series	$1,312,380	$1,008,048
Leveraged Series	395,604	350,268
Commodity L/N Unleveraged Series	312,840	901,780
Commodity L/S Unleveraged Series	3,364,394	2,582,938

Total	$5,385,218	$4,843,034

Each Series' margin requirements were satisfied by net unrealized profits and cash at the broker.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2015

6.	Management Fee and Other Fees and Expenses

Each Series pays the Manager a management fee as a percentage of net assets, as of the first day of each month at the annualized rates as follows:

Prior to May 1, 2013:
	Unleveraged, Commodity L/N Unleveraged Series, and Commodity L/S Unleveraged Series
	Brokerage fee	Management fee	Organizational fee	Operating expense	Selling expense	Total fees and commissions

Class A	0.85%	1.50%	N/A	0.35%	4.00%	6.70%
Class B	0.85%	0.50%	N/A	0.35%	N/A	1.70%
Class C	0.40%	1.00%	N/A	0.35%	4.00%	5.75%
Class D	0.40%	0.50%	N/A	0.35%	N/A	1.25%
Class E	0.15%	0.50%	N/A	0.35%	N/A	1.00%

	Leveraged Series
	Brokerage fee	Management fee	Organizational fee	Operating expense	Selling expense	Total fees and commissions

Class A	1.75%	2.80%	N/A	0.35%	4.00%	8.90%
Class B	1.75%	1.30%	N/A	0.35%	N/A	3.40%
Class C	0.90%	2.05%	N/A	0.35%	4.00%	7.30%
Class D	0.90%	1.30%	N/A	0.35%	N/A	2.55%
Class E	0.35%	1.30%	N/A	0.35%	N/A	2.00%

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2015

6.	Management Fee and Other Fees and Expenses (continued)

Effective May 1, 2013:

	Unleveraged, Commodity L/N Unleveraged Series, and Commodity L/S Unleveraged Series
	Brokerage fee		Management fee	Organizational fee	Operating expense		Selling expense	Total fees and commissions

Class A	N/A	*	2.70%	N/A	N/A	*	4.00%	6.70%
Class B	N/A	*	1.70%	N/A	N/A	*	N/A	1.70%
Class C	N/A	*	1.75%	N/A	N/A	*	4.00%	5.75%
Class D	N/A	*	1.25%	N/A	N/A	*	N/A	1.25%
Class E	N/A	*	1.00%	N/A	N/A	*	N/A	1.00%

	Leveraged Series
	Brokerage fee		Management fee	Organizational fee	Operating expense		Selling expense	Total fees And commissions

Class A	N/A	*	4.90%	N/A	N/A	*	4.00%	8.90%
Class B	N/A	*	3.40%	N/A	N/A	*	N/A	3.40%
Class C	N/A	*	3.30%	N/A	N/A	*	4.00%	7.30%
Class D	N/A	*	2.55%	N/A	N/A	*	N/A	2.55%
Class E	N/A	*	2.00%	N/A	N/A	*	N/A	2.00%

* Effective May 1, 2013, brokerage fee and operating expenses are included in the management fee charged by the Manager.  The total of Brokerage fee, Management fee and Operating expense fee is unchanged.

Each Series pays the cash manager and banking fees directly.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2015

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

The following tables reflect the fair value of each Series derivative financial instruments at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Unleveraged Series	Asset	Liability	Asset	Liability
Financial futures	$535,093	$(1,501)	$666,959	$	─
Commodity futures	637,914	(46,138)	1,154,369		(124,595)
Total	$1,173,007	$(47,639)	$1,821,328		$(124,595)

	March 31, 2015		December 31, 2014
Leveraged Series	Asset	Liability	Asset	Liability
Financial futures	$146,769	$(500)	$225,238	$	─
Commodity futures	182,964	(13,550)	383,895		(38,379)
Total	$329,733	$(14,050)	$609,133		$(38,379)

	March 31, 2015			December 31, 2014
Commodity L/N Unleveraged Series	Asset	Liability		Asset		Liability
Commodity futures	$201,480	$	─	$	─	$(1,284,583)
Total	$201,480	$	─	$	─	$(1,284,583)

	March 31, 2015		December 31, 2014
Commodity L/S Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$3,081,590	$(229,063)	$5,320,855	$(580,544)
Total	$3,081,590	$(229,063)	$5,320,855	$(580,544)

	March 31, 2015		December 31, 2014
Trust Total	Asset	Liability	Asset	Liability
Financial futures	$681,862	$(2,001)	$892,197	$	─
Commodity futures	4,103,948	(288,751)	6,859,119		(2,028,101)
Total	$4,785,810	$(290,752)	$7,751,316		$(2,028,101)

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2015

7.	Derivative Financial Instruments (continued)

The following tables reflect the realized and unrealized gains (losses) from derivative financial instruments for the three months ended March 31, 2015 and 2014.  (Included in the unrealized gain (loss) amounts on the Condensed Statement of Operations for March 31, 2015 and 2014, are unrealized gains (losses) from U.S. Government Agency Securities and unrealized gains (losses) from currency positions.):

	Three months ended March 31, 2015			Three months ended March 31, 2014
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$676,015	$(133,367)	$542,648	$151,796	$(556,315)	$(404,519)
Commodity futures	773,729	(437,998)	335,731	(25,129)	(142,472)	(167,601)
Total	$1,449,744	$(571,365)	$878,379	$126,667	$(698,787)	$(572,120)

	Three months ended March 31, 2015			Three months ended March 31, 2014
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$263,023	$(78,969)	$184,054	$57,176	$(187,274)	$(130,098)
Commodity futures	288,863	(176,102)	112,761	250	(42,891)	(42,641)
Total	$551,886	$(255,071)	$296,815	$57,426	$(230,165)	$(172,739)

	Three months ended March 31, 2015			Three months ended March 31, 2014
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(3,426,198)	$1,486,063	$(1,940,135)	$4,224,319	$(271,544)	$3,952,775
Total	$(3,426,198)	$1,486,063	$(1,940,135)	$4,224,319	$(271,544)	$3,952,775

	Three months ended March 31, 2015			Three months ended March 31, 2014
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$3,482,679	$(1,887,784)	$1,594,895	$(147,488)	$(575,022)	$(722,510)
Total	$3,482,679	$(1,887,784)	$1,594,895	$(147,488)	$(575,022)	$(722,510)

	Three months ended March 31, 2015			Three months ended March 31, 2014
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$939,038	$(212,336)	$726,702	$208,972	$(743,589)	$(534,617)
Commodity futures	1,119,073	(1,015,821)	103,252	4,051,952	(1,031,929)	3,020,023
Total	$2,058,111	$(1,228,157)	$829,954	$4,260,924	$(1,775,518)	$2,485,406

The following tables reflect the trading activity for derivative financial instruments for the three months ended March 31, 2015 and 2014:

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Three months ended March 31, 2015	Three months ended March 31, 2015	Three months ended March 31, 2014	Three months ended March 31, 2014
Unleveraged	645	589	517	544
Leveraged	232	234	174	189
Commodity L/N	467	877	1,624	959
Commodity L/S	1,968	1,621	1,059	1,132
Trust Total	3,312	3,321	3,374	2,824

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2015

8.	Financial Highlights

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the three months ended March 31, 2015:

	Unleveraged Series					Leveraged Series				Commodity L/N Unleveraged Series		Commodity L/S Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class E Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class E Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2014	$106.61	$124.98	$109.54	$114.70	$108.20	$88.27	$110.68	$90.89	$117.31	$88.15	$85.66	$96.73
Loss from investment operations:
Net investment expense	(0.50)	(0.27)	(0.38)	(0.25)	(0.24)	(0.72)	(0.48)	(0.57)	(0.51)	(0.19)	(0.18)	(0.21)
Net realized and unrealized gain (loss) on investment transactions	2.00	2.35	2.19	2.29	2.23	4.92	6.17	5.27	6.80	(1.24)	(1.16)	3.05
Total from investment operations	1.50	2.08	1.81	2.04	1.99	4.20	5.69	4.70	6.29	(1.43)	(1.34)	2.84
Net asset value per share at March 31, 2015	$108.11	$127.06	$111.35	$116.74	$110.19	$92.47	$116.37	$95.59	$123.60	$86.72	$84.32	$99.57

Total Return:	1.41%	1.66%	1.65%	1.78%	1.84%	4.76%	5.14%	5.17%	5.36%	(1.62)%	(1.56)%	2.94%

Ratio to Average Investors’ Interest:
Net investment expense	(0.46)%	(0.22)%	(0.34)%	(0.22)%	(0.22)%	(0.84)%	(0.42)%	(0.60)%	(0.49)%	(0.20)%	(0.21)%	(0.20)%
Expenses	(0.48)%	(0.24)%	(0.35)%	(0.23)%	(0.23)%	(0.84)%	(0.42)%	(0.59)%	(0.49)%	(0.21)%	(0.23)%	(0.21)%

Total return is calculated as the change in the net asset value per share for the three months ended March 31, 2015.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the three months ended March 31, 2015. An individual investor’s return may vary from the above based upon the timing of capital transactions.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2015

8.	Financial Highlights (continued)

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the three months ended March 31, 2014:

	Unleveraged Series				Leveraged Series				Commodity L/N Unleveraged Series		Commodity L/S Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class E Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2013	$101.57	$117.90	$103.38	$107.71	$73.83	$91.22	$74.84	$95.88	$91.26	$88.46	$85.08
Loss from investment operations:
Net investment expense	(0.48)	(0.27)	(0.36)	(0.24)	(0.60)	(0.41)	(0.47)	(0.43)	(0.20)	(0.20)	(0.19)
Net realized and unrealized loss on investment transactions	(1.72)	(1.99)	(1.64)	(1.70)	(3.24)	(4.01)	(3.14)	(4.02)	2.69	2.67	(1.72)
Total from investment operations	(2.20)	(2.26)	(2.00)	(1.94)	(3.84)	(4.42)	(3.61)	(4.45)	2.49	2.47	(1.91)
Net asset value per share at March 31, 2014	$99.37	$115.64	$101.38	$105.77	$69.99	$86.80	$71.23	$91.43	$93.75	$90.93	$83.17

Total Return:	(2.17)%	(1.92)%	(1.93)%	(1.80)%	(5.20)%	(4.85)%	(4.82)%	(4.64)%	2.73%	2.79%	(2.24)%

Ratio to Average Investors’ Interest:
Net investment expense	(0.70)%	(0.23)%	(0.36)%	(0.23)%	(0.87)%	(0.49)%	(0.66)%	(0.47)%	(0.21)%	(0.22)%	(0.22)%
Expenses	(0.72)%	(0.24)%	(0.37)%	(0.24)%	(0.86)%	(0.48)%	(0.65)%	(0.46)%	(0.22)%	(0.23)%	(0.24)%

Total return is calculated as the change in the net asset value per share for the three months ended March 31, 2014.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the three months ended March 31, 2014.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2015

9.	Subsequent Events

From April 1, 2015 through May 8, 2015, the Trust had no subscriptions for any Series.

The Trust had redemptions of approximately $6.4 million for the Unleveraged Series. There were no redemptions for the Leveraged Series, Commodity L/N Unleveraged Series or the Commodity L/S Unleveraged Series.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
March 31, 2015

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

Index
Liquidity

The majority of each Series' assets are held in liquid short-term interest rate instruments. Each Series takes substantial exposure in futures markets, which requires relatively small deposits, called margin, to hold the positions. As of March 31, 2015, increases (decreases) in cash and cash equivalents amounted to approximately $(0.6)m, $0m, $10.3m and $4.0m for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively.  As at March 31, 2015, increases (decreases) in due from broker amounted to approximately $(1.4), $(0.5m), $3.4m and $(3.5m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. Net cash provided by (used in) operations amounted to approximately $(0.1m), $0m, $(0.4m) and $(0.1m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. For the period ended March 31, 2015 the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series generated net income (loss) from operations of approximately $0.7m, $0.3m, $(2.4m) and $1.4m, respectively. In general, each unleveraged Series will have about 5% of its assets on deposit with brokers as margin and each leveraged Series will have about 15% of its assets on deposit with brokers as margin, with the balance held in custodial accounts with a major financial institution.

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

Each Series incurs various kinds of credit risk in its operations. In order to facilitate the trading of a Series, assets must be placed with Futures Commission Merchants. Management of the Trust deals only with established registered firms, and monitors their financial condition on an ongoing basis. In addition, if a Series were to enter into over-the-counter transactions (“OTC transactions”), additional counterparty risk would be incurred. There were no OTC transactions during the three months ended March 31, 2015 in any Series.

Results of Operations

At March 31, 2015 and December 31, 2014, the Series of the Trust had assets as follows:

Trust Series	March 31, 2015	December 31, 2014
Unleveraged Series	$41,086,230	$40,813,147
Leveraged Series	$4,988,119	$4,765,904
Commodity L/N Unleveraged Series	$156,978,647	$149,927,709
Commodity L/S Unleveraged Series	$54,463,907	$48,923,085
Total	$257,516,903	$244,429,845

At March 31, 2015 and December 31, 2014, the Series of the Trust had liabilities as follows:

Trust Series	March 31, 2015	December 31, 2014
Unleveraged Series	$193,484	$38,670
Leveraged Series	$802,669	$10,524
Commodity L/N Unleveraged Series	$6,622,895	$2,156,019
Commodity L/S Unleveraged Series	$4,142,389	$40,405
Total	$11,761,437	$2,245,618

Net income (loss) from operations for the Series of the Trust for the three months ended March 31, 2015 and March 31, 2014 was as follows:

Trust Series	March 31, 2015	March 31, 2014
Unleveraged Series	$715,739	$(696,417)
Leveraged Series	$251,874	$(203,714)
Commodity L/N Unleveraged Series	$(2,365,938)	$3,569,227
Commodity L/S Unleveraged Series	$1,438,838	$(844,011)
Total	$40,513	$1,825,085

Index
The Trust’s net income (loss) is directly related to the performance of the MLM Index™, which the Trust is designed to replicate.    For the three months ended March 31, 2015, MLM Index™ performance and its subsets were 2.26%, (1.34%) and 3.22% for the MLM Index, MLM Commodity Index L/N and the MLM Commodity Index L/S respectively.  Performance was (1.44%), (3.09%) and (1.80%) respectively for the same period ended March 31, 2014.  A Series' performance may be negative in years when the MLM Index™ is positive or have greater losses when the MLM Index™ is negative due to the timing of subscriptions and redemptions, and the fees charged. Since inception of the Trust, the correlation of monthly results between each Series and the MLM Index™ and its subsets adjusted for fees is 0.99.

The following table represents the performance by class for the MLM Index™ Fund for the three months ended March 31, 2015 and 2014.

March 31, 2015
	Unleveraged Series					Leveraged Series				Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class E Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class E Shares	Class D Shares

Total Return:	1.41%	1.66%	1.65%	1.78%	1.84%	4.76%	5.14%	5.17%	5.36%	(1.62)%	(1.56)%	2.94%

March 31, 2014

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class E Shares	Class D Shares

Total Return:	(2.17)%	(1.92)%	(1.93)%	(1.80)%	(5.20)%	(4.85)%	(4.82)%	(4.64)%	2.73%	2.79%	(2.24)%

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

Index
The VAR of each Series is calculated as follows:

1.	The manager calculates the standard deviation of the historical returns of the MLM Index™ and its subsets on an asset-weighted basis over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years. It is important to note that this calculation is made on the historical data of the MLM Index™ and its subsets. It is not based on the actual trading of the Trust and does not include any operational risk. The standard deviation is used to measure the dispersion of the returns of the MLM Index™ and its subsets.
2.	For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability. It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude. The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution. For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100). To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution. For daily returns, this estimate is a loss of 1.09%. For monthly returns the estimate is a loss of 10.07%.
3.	To ascertain a dollar loss amount for each Series, the assets of the Series as of March 31, 2015 are multiplied by the estimate of the risk calculated in step 2 above. The risk estimate is based on the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets. Based on the asset levels as of March 31, 2015, the manager estimates that the amount each Series of the Trust could expect to lose as follows in any given day and in any given month.

Trust Series	Any Given Day		Any Given Month
Unleveraged Series	$0.3	million	$2.2	million
Leveraged Series	$0.1	million	$0.8	million
Commodity L/N Unleveraged Series	$1.1	million	$16.4	million
Commodity L/S Unleveraged Series	$1.3	million	$7.6	million

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

Index
(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures with respect to each Series individually, as well as the Trust as a whole, and have concluded that our disclosure controls and procedures with respect to each Series individually, as well as the Trust as a whole, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on such evaluation we have concluded these disclosure controls are effective as of March 31, 2015.

(b) Changes in internal control over financial reporting. There has been no change in management’s internal control over financial reporting that occurred in this fiscal quarter that has materially affected, or is reasonably likely to materially affect, management’s internal control over financial reporting with respect to each Series individually, as well as the Trust as a whole.

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

Item 1a.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Unleveraged Series					Leveraged Series				Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class E	Class A	Class B	Class C	Class D	Class D	Class E	Class D
Jan-15 Subscriptions	$-	$-	$-	$-	$-	$-	$-	$-	$-	$750,000	$-	$-
Units	-	-	-	-	-	-	-	-	-	8,508	-	-
# of Purchasers	-	-	-	-	-	-	-	-	-	2	-	-
Unit Price	$106.61	$124.98	$109.54	$114.70	$108.20	$88.27	$110.68	$90.89	$117.31	$88.15	$85.66	$96.73

Feb-15 Subscriptions	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Units	-	-	-	-	-	-	-	-	-	-	-	-
# of Purchasers	-	-	-	-	-	-	-	-	-	-	-	-
Unit Price	$108.18	$126.94	$111.24	$116.53	$109.95	$92.29	$115.85	$95.15	$122.88	$86.77	$84.34	$99.21

Mar-15 Subscriptions	$-	$-	$-	$-	$-	$-	$-	$-	$-	$4,200,000	$-	$-
Units	-	-	-	-	-	-	-	-	-	48,448	-	-
# of Purchasers	-	-	-	-	-	-	-	-	-	2	-	-
Unit Price	$106.08	$124.57	$109.17	$114.41	$107.97	$87.24	$109.66	$90.07	$116.39	$86.69	$84.28	$94.91

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Index
Item 6.	Exhibits and Reports of Form 8-K.

(a) Reports on Form 8-K

20
The Manager of the Registrant implemented certain changes with respect to its principal officers and its General Partner appointed. Managers as set forth in Form 8-K filed February 10, 2015 (incorporated by reference).

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
CEO

Date: May 8, 2015