Form 10-Q
period 2015-06-30
MLM INDEX FUND
filed 2015-08-10
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

Yes ☒                                    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,”  “large accelerated filer,” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act. (Check One):
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer☒  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐                                  No☒

MLM Index™ Fund
Index to FORM 10-Q
June 30, 2015

Index
Item 1.	Financial Statements.

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Unleveraged Series

As of June 30, 2015 (Unaudited) and December 31, 2014

ASSETS	June 30, 2015	December 31, 2014

Cash and cash equivalents	$23,542,477		$32,065,884
Due from broker	8,359,108		7,050,518
Net unrealized gain on open futures contracts, at fair value	‒		1,696,733
Interest receivable	‒		12

Total assets	$31,901,585		$40,813,147

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	$238,191	$	‒
Brokerage commissions payable	10,081		13,429
Management fee payable	13,831		16,921
Accrued expenses	7,917		8,320

Total liabilities	270,020		38,670

Investors’ interest	31,631,565		40,774,477

Total liabilities and investors’ interest	$31,901,585		$40,813,147

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Unleveraged Series

June 30, 2015 (Unaudited)

Description	Number of Contracts	Unrealized gain/(loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	93	$(34,311)	(0.11)%
Commodity	12	(12,550)	(0.04)
	105	(46,861)	(0.15)

Short futures contracts
Financial	(88)	146,138	0.46
Commodity	(211)	(337,468)	(1.07)
	(299)	(191,330)	(0.61)

Net unrealized loss on open futures contracts, at fair value		$(238,191)	(0.76)%

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Unleveraged Series

For the three and six months ended June 30, 2015 and 2014 (Unaudited)

	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Investment income
Interest	$3,867	$3,580	$9,490	$8,360

Expenses
Brokerage commissions	36,759	38,242	78,822	78,576
Management fee	45,377	47,395	97,341	97,852
Operating expenses	38,840	40,593	82,429	84,162

Total expenses	120,976	126,230	258,592	260,590

Net investment loss	(117,109)	(122,650)	(249,102)	(252,230)

Realized and unrealized (loss) gain on investments
Net realized (loss) gain on investments	(114,456)	(49,114)	1,317,175	77,553
Net change in unrealized depreciation and appreciation on investments	(1,352,534)	300,760	(1,936,433)	(392,744)
Net realized and unrealized (loss) gain on investments	(1,466,990)	251,646	(619,258)	(315,191)

Net (loss) income	$(1,584,099)	$128,996	$(868,360)	$(567,421)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

For the six months ended June 30, 2015 (Unaudited)

	Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class E Shares	Total Unleveraged Series
Investors’ interest at December 31, 2014	$398,029	$746,869	$1,245	$39,627,310	$1,024	$40,774,477
Redemptions	‒	(27,761)	‒	(8,246,791)	‒	(8,274,552)
Net loss	(12,389)	(18,430)	(33)	(837,485)	(23)	(868,360)
Investors’ interest at June 30, 2015	$385,640	$700,678	$1,212	$30,543,034	$1,001	$31,631,565

Shares at December 31, 2014	3,734	5,977	11	345,489	9
Redemptions	‒	(218)	‒	(72,641)	‒
Shares at June 30, 2015	3,734	5,759	11	272,848	9
Net asset value per share:
June 30, 2015	$103.29	$121.70	$106.64	$111.94	$105.73

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Unleveraged Series

For the six months ended June 30, 2015 and 2014 (Unaudited)

	June 30, 2015		June 30, 2014

Cash flows from operating activities
Net loss		$(868,360)	$(567,421)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker		(1,308,590)	(76,198)
Net unrealized loss on open futures contracts		1,934,924	397,098
Interest receivable		12	1
Brokerage commissions payable		(3,348)	(2,895)
Management fee payable		(3,090)	(3,709)
Accrued expenses		(403)	995

Net cash and cash equivalents used in operating activities		(248,855)	(252,129)

Cash flows from financing activities
Subscriptions received, net of selling commissions		‒	21,069,448
Redemptions paid		(8,274,552)	(7,123,578)

Net cash and cash equivalents (used in) provided by financing activities		(8,274,552)	13,945,870

Net (decrease) increase in cash and cash equivalents		(8,523,407)	13,693,741

Cash and cash equivalents at beginning of period		32,065,884	38,783,078

Cash and cash equivalents at end of period		$23,542,477	$52,476,819
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$	‒	$607,818

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Leveraged Series

As of June 30, 2015 (Unaudited) and December 31, 2014

ASSETS	June 30, 2015	December 31, 2014

Cash and cash equivalents	$5,710		$13,333
Due from broker	3,036,836		4,171,516
Net unrealized gain on open futures contracts, at fair value	‒		570,754
Other assets	7,459		10,301

Total assets	$3,050,005		$4,765,904

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$74,422	$	‒
Net unrealized loss on open futures contracts, at fair value	61,168		‒
Brokerage commissions payable	2,846		4,007
Management fee payable	3,569		4,926
Accrued expenses	1,778		1,591

Total liabilities	143,783		10,524

Investors’ interest	2,906,222		4,755,380

Total liabilities and investors’ interest	$3,050,005		$4,765,904

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Leveraged Series

June 30, 2015 (Unaudited)

Description	Number of contracts	Unrealized gain/(loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	27	$(9,673)	(0.33)%
Commodity	3	(3,180)	(0.11)
	30	(12,853)	(0.44)

Short futures contracts
Financial	(24)	40,666	1.40
Commodity	(59)	(88,981)	(3.06)
	(83)	(48,315)	(1.66)

Net unrealized loss on open futures contracts, at fair value		$(61,168)	(2.10)%

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Leveraged Series

For the three and six months ended June 30, 2015 and 2014 (Unaudited)

	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Investment income
Interest	$6	$7	$21	$14

Expenses
Brokerage commissions	10,760	11,786	24,040	24,591
Management fee	12,456	14,397	28,428	29,848
Operating expenses	3,894	4,759	8,828	10,170

Total expenses	27,110	30,942	61,296	64,609

Net investment loss	(27,104)	(30,935)	(61,275)	(64,595)

Realized and unrealized (loss) gain on investments
Net realized (loss) gain on investments	(39,574)	(18,169)	505,265	39,257
Net change in unrealized depreciation and appreciation on investments	(373,129)	102,597	(631,923)	(124,883)

Net realized and unrealized (loss) gain on investments	(412,703)	84,428	(126,658)	(85,626)

Net (loss) income	$(439,807)	$53,493	$(187,933)	$(150,221)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the six months ended June 30, 2015 (Unaudited)

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series
Investors’ interest at December 31, 2014	$119,796	$1,055,532	$1,227	$3,578,825	$4,755,380
Redemptions	(31,139)	(106,530)	‒	(1,523,556)	(1,661,225)
Net loss	(5,851)	(73,297)	(89)	(108,696)	(187,933)
Investors’ interest at June 30, 2015	$82,806	$875,705	$1,138	$1,946,573	$2,906,222

Shares at December 31, 2014	1,357	9,538	14	30,510
Redemptions	(337)	(1,001)	‒	(12,684)
Shares at June 30, 2015	1,020	8,537	14	17,826
Net asset value per share:
June 30, 2015	$81.20	$102.59	$84.29	$109.21

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Leveraged Series

For the six months ended June 30, 2015 and 2014 (Unaudited)

	June 30, 2015	June 30, 2014

Cash flows from operating activities
Net loss	$(187,933)	$(150,221)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities
Net change in operating assets and liabilities
Due from broker	1,134,680	1,819,516
Net unrealized loss on open futures contracts	631,922	127,664
Other assets	2,842	─
Brokerage commissions payable	(1,161)	(2,935)
Management fee payable	(1,357)	(3,730)
Accrued expenses	187	144

Net cash and cash equivalents provided by operating activities	1,579,180	1,790,438

Cash flows from financing activities
Redemptions paid	(1,586,803)	(2,137,074)

Net cash and cash equivalents used in financing activities	(1,586,803)	(2,137,074)

Net decrease in cash and cash equivalents	(7,623)	(346,636)

Cash and cash equivalents at beginning of period	13,333	354,768

Cash and cash equivalents at end of period	$5,710	$8,132
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$74,422	$153,698

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/N Index Unleveraged Series

As of June 30, 2015 (Unaudited) and December 31, 2014

ASSETS	June 30, 2015	December 31, 2014

Cash and cash equivalents	$155,998,982	$145,958,352
Due from broker	725,795	3,969,156
Interest receivable	282	201

Total assets	$156,725,059	$149,927,709

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	252,890	1,284,583
Brokerage commissions payable	37,548	34,560
Management fee payable	65,332	62,103
Accrued expenses	24,965	24,773
Subscriptions received in advance	‒	750,000

Total liabilities	380,735	2,156,019

Investors’ interest	156,344,324	147,771,690

Total liabilities and investors’ interest	$156,725,059	$149,927,709

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/N Index Unleveraged Series

June 30, 2015 (Unaudited)

Description	Number of contracts	Unrealized loss	Percentage of investors’ interest

Futures*

Long futures contracts
Commodity	238	$(252,890)	(0.16)%

Net unrealized loss on open futures contracts, at fair value		$(252,890)	(0.16)%

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Commodity L/N Unleveraged Series

For the three and six months ended June 30, 2015 and 2014 (Unaudited)

	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Investment income
Interest	$20,539	$15,357	$43,784	$34,111

Expenses
Brokerage commissions	112,566	101,266	216,485	198,482
Management fee	195,882	170,668	381,316	335,676
Operating expenses	161,804	144,177	316,351	284,286

Total expenses	470,252	416,111	914,152	818,444

Net investment loss	(449,713)	(400,754)	(870,368)	(784,333)

Realized and unrealized (loss) gain on investments
Net realized gain (loss) on investments	190,648	(2,352,072)	(3,235,692)	1,872,247
Net change in unrealized depreciation and appreciation on investments	(452,363)	1,766,891	1,028,694	1,495,378
Net realized and unrealized (loss) gain on investments	(261,715)	(585,181)	(2,206,998)	3,367,625

Net (loss) income	$(711,428)	$(985,935)	$(3,077,366)	$2,583,292

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

For the six months ended June 30, 2015 (Unaudited)

	Class D Shares	Class E Shares	Total Commodity L/N Unleveraged Series
Investors’ interest at December 31, 2014	$75,933,667	$71,838,023	$147,771,690
Subscriptions	11,650,000	‒	11,650,000
Net loss	(1,659,062)	(1,418,304)	(3,077,366)
Investors’ interest at June 30, 2015	$85,924,605	$70,419,719	$156,344,324

Shares at December 31, 2014	861,429	838,676
Subscriptions	134,223	‒
Shares at June 30, 2015	995,652	838,676
Net asset value per share:
June 30, 2015	$86.30	$83.97

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/N Index Unleveraged Series

For the six months ended June 30, 2015 and 2014 (Unaudited)

	June 30, 2015	June 30, 2014

Cash flows from operating activities
Net (loss) income	$(3,077,366)	$2,583,292
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	3,243,361	(1,848,643)
Net unrealized gain on open futures contracts	(1,031,693)	(1,496,686)
Interest receivable	(81)	(23)
Brokerage commissions payable	2,988	(2,236)
Management fee payable	3,229	2,371
Accrued expenses	192	(22)

Net cash and cash equivalents used in operating activities	(859,370)	(761,947)

Cash flows from financing activities
Subscriptions received, net of selling commissions	10,900,000	3,700,000

Net cash and cash equivalents provided by financing activities	10,900,000	3,700,000

Net increase in cash and cash equivalents	10,040,630	2,938,053

Cash and cash equivalents at beginning of period	145,958,352	123,776,520

Cash and cash equivalents at end of period	$155,998,982	$126,714,573
Supplemental disclosure of non-cash financing activities:
Subscriptions recorded which were received in advance	$750,000	$-

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/S Index Unleveraged Series

As of June 30, 2015 (Unaudited) and December 31, 2014

ASSETS	June 30, 2015	December 31, 2014

Cash and cash equivalents	$42,013,994	$37,609,364
Due from broker	11,020,538	6,573,368
Net unrealized gain on open futures contracts, at fair value	‒	4,740,311
Interest receivable	73	42

Total assets	$53,034,605	$48,923,085

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open futures contracts, at fair value	2,276,074	‒
Brokerage commissions payable	11,274	14,352
Management fee payable	22,005	19,199
Accrued expenses	6,991	6,854
Subscriptions received in advance	600,000	─

Total liabilities	2,916,344	40,405

Investors’ interest	50,118,261	48,882,680

Total liabilities and investors’ interest	$53,034,605	$48,923,085

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

June 30, 2015 (Unaudited)

Description	Number of contracts	Unrealized loss	Percentage of investors’ interest

Futures*

Long futures contracts
Commodity	81	$(83,870)	(0.17)%

Short futures contracts
Commodity	(1,402)	(2,192,204)	(4.37)

Net unrealized loss on open futures contracts, at fair value		$(2,276,074)	(4.54)%

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM Commodity L/S Index Unleveraged Series

For the three and six months ended June 30, 2015 and 2014 (Unaudited)

	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Investment income
Interest	$5,304	$3,786	$11,386	$8,485

Expenses
Brokerage commissions	52,896	36,941	101,891	75,025
Management fee	66,120	46,176	127,364	93,781
Operating expenses	53,137	39,215	102,912	79,473

Total expenses	172,153	122,332	332,167	248,279

Net investment loss	(166,849)	(118,546)	(320,781)	(239,794)

Realized and unrealized (loss) gain on investments
Net realized gain (loss) on investments	991,685	(684,445)	4,474,264	(831,933)
Net change in unrealized depreciation and appreciation on investments	(5,128,093)	903,779	(7,017,902)	328,504

Net realized and unrealized (loss) gain on investments	(4,136,408)	219,334	(2,543,638)	(503,429)

Net (loss) income	$(4,303,257)	$100,788	$(2,864,419)	$(743,223)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

For the six months ended June 30, 2015 (Unaudited)

Total Commodity L/S Unleveraged Series
Investors’ interest at December 31, 2014	$48,882,680
Subscriptions	4,100,000
Net loss	(2,864,419)
Investors’ interest at June 30, 2015	$50,118,261

Shares at December 31, 2014	505,367
Subscriptions	41,175
Shares at June 30, 2015	546,542
Net asset value per share:
June 30, 2015	$91.70

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/S Index Unleveraged Series

For the six months ended June 30, 2015 and 2014 (Unaudited)

	June 30, 2015	June 30, 2014

Cash flows from operating activities
Net loss	$(2,864,419)	$(743,223)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(4,447,170)	849,005
Net unrealized loss(gain) on open futures contracts	7,016,385	(328,992)
Interest receivable	(31)	1
Brokerage commissions payable	(3,078)	(3,240)
Management fee payable	2,806	(530)
Accrued expenses	137	83

Net cash and cash equivalents used in operating activities	(295,370)	(226,896)

Cash flows from financing activities
Subscriptions received, net of selling commissions	4,700,000	100,000

Net cash and cash equivalents provided by financing activities	4,700,000	100,000

Net increase (decrease) in cash and cash equivalents	4,404,630	(126,896)

Cash and cash equivalents at beginning of period	37,609,364	32,852,364

Cash and cash equivalents at end of period	$42,013,994	$32,725,468

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

Trust Total

As of June 30, 2015 (Unaudited) and December 31, 2014

ASSETS	June 30, 2015	December 31, 2014

Cash and cash equivalents	$221,561,163		$215,646,933
Due from broker	23,142,277		21,764,558
Net unrealized gain on open futures contracts, at fair value	‒		7,007,798
Interest receivable	355		255
Other assets	7,459		10,301

Total assets	$244,711,254		$244,429,845

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$74,422	$	─
Net unrealized loss on open futures contracts, at fair value	2,828,323		1,284,583
Brokerage commissions payable	61,749		66,348
Management fee payable	104,737		103,149
Subscriptions received in advance	600,000		750,000
Accrued expenses	41,651		41,538

Total liabilities	3,710,882		2,245,618

Investors’ interest	241,000,372		242,184,227

Total liabilities and investors’ interest	$244,711,254		$244,429,845

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

June 30, 2015 (Unaudited)

Description	Number of contracts	Unrealized gain/(loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	120	$(43,984)	(0.02)%
Commodity	334	(352,490)	(0.15)
	454	(396,474)	(0.17)

Short futures contracts
Financial	(112)	186,804	0.08
Commodity	(1,672)	(2,618,653)	(1.09)
	(1,784)	(2,431,849)	(1.01)
Net unrealized loss on open futures contracts, at fair value		$(2,828,323)	(1.17)%

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Trust Total

For the three and six months ended June 30, 2015 and 2014 (Unaudited)

	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Investment income
Interest	$29,716	$22,730	$64,681	$50,970

Expenses
Brokerage commissions	212,981	188,235	421,238	376,674
Management fee	319,835	278,636	634,449	557,157
Operating expenses	257,675	228,744	510,520	458,091

Total expenses	790,491	695,615	1,566,207	1,391,922

Net investment loss	(760,775)	(672,885)	(1,501,526)	(1,340,952)

Realized and unrealized (loss) gain on investments
Net realized gain (loss) on investments	1,028,303	(3,103,800)	3,061,012	1,157,124
Net change in unrealized depreciation and appreciation on investments	(7,306,119)	3,074,027	(8,557,564)	1,306,255
Net realized and unrealized (loss) gain on investments	(6,277,816)	(29,773)	(5,496,552)	2,463,379

Net (loss) income	$(7,038,591)	$(702,658)	$(6,998,078)	$1,122,427

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

Trust Total

For the six months ended June 30, 2015 (Unaudited)

Total investor interest
Investors’ interest at December 31, 2014	$242,184,227
Subscriptions	15,750,000
Redemptions	(9,935,777)
Net loss	(6,998,078)
Investors’ interest at June 30, 2015	$241,000,372

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Trust Total

For the six months ended June 30, 2015 and 2014 (Unaudited)

	June 30, 2015	June 30, 2014

Cash flows from operating activities
Net (loss) income	$(6,998,078)		$1,122,427
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by operating activities
Net change in operating assets and liabilities
Due from broker	(1,377,719)		743,680
Net unrealized gain (loss) on open futures contracts	8,551,538		(1,300,916)
Interest receivable	(100)		(21)
Other assets	2,842		─
Brokerage commissions payable	(4,599)		(11,306)
Management fee payable	1,588		(5,598)
Accrued expenses	113		1,200

Net cash and cash equivalents provided by operating activities	175,585		549,466

Cash flows from financing activities
Subscriptions received, net of selling commissions	15,600,000		24,869,448
Redemptions paid	(9,861,355)		(9,260,652)

Net cash and cash equivalents provided by financing activities	5,738,645		15,608,796

Net increase in cash and cash equivalents	5,914,230		16,158,262

Cash and cash equivalents at beginning of period	215,646,933		195,766,730

Cash and cash equivalents at end of period	$221,561,163		$211,924,992
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$74,422		$761,516
Subscriptions recorded which were received in advance	$750,000	$	─

See Notes to Unaudited Condensed Financial Statements.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
June 30, 2015

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

At June 30, 2015, the MLM Index™ Fund is comprised of four series: the MLM Index™ Unleveraged Series (“Unleveraged Series”), the MLM Index™ Leveraged Series (“Leveraged Series”), the MLM Commodity L/N Index Unleveraged Series (“Commodity L/N” or “Commodity L/N Unleveraged Series”) and the MLM Commodity L/S Index Unleveraged Series (“Commodity L/S” or “Commodity L/S Unleveraged Series”).  MLM Index™ Fund and its series are collectively referred to herein as the “Trust”.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted.  In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial positions of the Trust and each Series as of June 30, 2015 and the results of its operations for the three and six months ended June 30, 2015 and 2014.  The operating results for these interim periods may not be indicative of the results expected for a full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2015

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

Due from Broker

Each Series' trading activities utilize one broker located in the United States. Due from broker represents cash balances held, including foreign currencies which may be subject to currency fluctuation, and amounts receivable or payable for transactions not settled at June 30, 2015 and December 31, 2014. Balances may be in excess of insured amounts or not covered by insurance.

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
June 30, 2015

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

As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2015 and December 31, 2014, all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

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

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2015

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

June 30, 2015	Unleveraged Series	Leveraged Series		Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Overnight money markets	$4,000	$	‒	$34,237,000	$9,371,000	$43,612,000
U.S. Government Agency Securities	23,486,237		‒	121,709,127	32,603,256	177,798,620
Cash	50,477		4,903	51,367	38,490	145,237
Cash in checking accounts	1,763		807	1,488	1,248	5,306
Total	$23,542,477		$5,710	$155,998,982	$42,013,994	$221,561,163

December 31, 2014	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Overnight money markets	$52,000	$7,000	$24,236,000	$4,976,000	$29,271,000
U.S. Government Agency Securities	31,848,975	─	121,596,138	32,548,659	185,993,772
Cash	163,392	4,903	125,067	83,561	376,923
Cash in checking accounts	1,517	1,430	1,147	1,144	5,238
Total	$32,065,884	$13,333	$145,958,352	$37,609,364	$215,646,933

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2015

4. Investors’ Interest

The Trust is comprised of four series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage (collectively, the “Series”).  The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index.  The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract.  Class A, Class B, Class C, Class D and Class E shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager.  As of June 30, 2015, the Commodity L/N Leveraged Series and the Commodity L/S Leveraged Series have not commenced trading and have no assets. In addition, as of June 30, 2015, the Commodity L/N Unleveraged Series and the Commodity L/S Unleveraged Series have never had any investors in classes A, B or C.  Furthermore, as of June 30, 2015, the Leveraged Series and the Commodity L/S Unleveraged Series have never had any investors in class E.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account.

The Class A and Class C shares are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

5. Margin Requirements

The Trust had margin requirements as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Unleveraged Series	$856,983	$1,008,048
Leveraged Series	238,995	350,268
Commodity L/N Unleveraged Series	314,160	901,780
Commodity L/S Unleveraged Series	2,853,807	2,582,938
Total	$4,263,945	$4,843,034

Each Series' margin requirements were satisfied by net unrealized profits and cash at the broker.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2015

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
June 30, 2015

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
June 30, 2015

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

The following tables reflect the fair value of each Series derivative financial instruments at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Unleveraged Series	Asset	Liability	Asset	Liability
Financial futures	$171,337	$(59,510)	$666,959	$	─
Commodity futures	84,827	(434,845)	1,154,369		(124,595)
Total	$256,164	$(494,355)	$1,821,328		$(124,595)

	June 30, 2015		December 31, 2014
Leveraged Series	Asset	Liability	Asset	Liability
Financial futures	$47,726	$(16,733)	$225,238	$	─
Commodity futures	26,860	(119,021)	383,895		(38,379)
Total	$74,586	$(135,754)	$609,133		$(38,379)

	June 30, 2015			December 31, 2014
Commodity L/N Unleveraged Series	Asset		Liability	Asset		Liability
Commodity futures	$	─	$(252,890)	$	─	$(1,284,583)
Total	$	─	$(252,890)	$	─	$(1,284,583)

	June 30, 2015		December 31, 2014
Commodity L/S Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$559,111	$(2,835,185)	$5,320,855	$(580,544)
Total	$559,111	$(2,835,185)	$5,320,855	$(580,544)

	June 30, 2015		December 31, 2014
Trust Total	Asset	Liability	Asset	Liability
Financial futures	$219,063	$(76,243)	$892,197	$	─
Commodity futures	670,798	(3,641,941)	6,859,119		(2,028,101)
Total	$889,861	$(3,718,184)	$7,751,316		$(2,028,101)

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2015

7. Derivative Financial Instruments (continued)

The following tables reflect the realized and unrealized gains (losses) from derivative financial instruments for the three and six months ended June 30, 2015 and 2014.  (Included in the unrealized gain (loss) amounts on the Condensed Statement of Operations for June 30, 2015 and 2014, are unrealized gains (losses) from U.S. Government Agency Securities and unrealized gains (losses) from currency positions.):

	Three months ended June 30, 2015			Three months ended June 30, 2014
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(325,794)	$(421,765)	$(747,559)	$123,818	$69,337	$193,155
Commodity futures	214,254	(941,794)	(727,540)	(172,932)	232,352	59,420
Total	$(111,540)	$(1,363,559)	$(1,475,099)	$(49,114)	$301,689	$252,575

	Three months ended June 30, 2015			Three months ended June 30, 2014
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(105,913)	$(115,276)	$(221,189)	$44,087	$26,539	$70,626
Commodity futures	66,886	(261,575)	(194,689)	(62,256)	75,962	13,706
Total	$(39,027)	$(376,851)	$(415,878)	$(18,169)	$102,501	$84,332

	Three months ended June 30, 2015			Three months ended June 30, 2014
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$190,690	$(454,370)	$(263,680)	$(2,352,072)	$1,768,230	$(583,842)
Total	$190,690	$(454,370)	$(263,680)	$(2,352,072)	$1,768,230	$(583,842)

	Three months ended June 30, 2015			Three months ended June 30, 2014
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$991,720	$(5,128,601)	$(4,136,881)	$(684,445)	$904,014	$219,569
Total	$991,720	$(5,128,601)	$(4,136,881)	$(684,445)	$904,014	$219,569

	Three months ended June 30, 2015			Three months ended June 30, 2014
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$(431,707)	$(537,041)	$(968,748)	$167,905	$95,876	$263,781
Commodity futures	1,463,550	(6,786,340)	(5,322,790)	(3,271,705)	2,980,558	(291,147)
Total	$1,031,843	$(7,323,381)	$(6,291,538)	$(3,103,800)	$3,076,434	$(27,366)

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2015

7. Derivative Financial Instruments (continued)

	Six months ended June 30, 2015			Six months ended June 30, 2014
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$350,221	$(555,132)	$(204,911)	$275,614	$(486,978)	$(211,364)
Commodity futures	987,983	(1,379,792)	(391,809)	(198,061)	89,880	(108,181)
Total	$1,338,204	$(1,934,924)	$(596,720)	$77,553	$(397,098)	$(319,545)

	Six months ended June 30, 2015			Six months ended June 30, 2014
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$157,110	$(194,245)	$(37,135)	$101,263	$(160,735)	$(59,472)
Commodity futures	355,749	(437,677)	(81,928)	(62,006)	33,071	(28,935)
Total	$512,859	$(631,922)	$(119,063)	$39,257	$(127,664)	$(88,407)

	Six months ended June 30, 2015			Six months ended June 30, 2014
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(3,235,508)	$1,031,693	$(2,203,815)	$1,872,247	$1,496,686	$3,368,933
Total	$(3,235,508)	$1,031,693	$(2,203,815)	$1,872,247	$1,496,686	$3,368,933

	Six months ended June 30, 2015			Six months ended June 30, 2014
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$4,474,399	$(7,016,385)	$(2,541,986)	$(831,933)	$328,992	$(502,941)
Total	$4,474,399	$(7,016,385)	$(2,541,986)	$(831,933)	$328,992	$(502,941)

	Six months ended June 30, 2015			Six months ended June 30, 2014
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$507,331	$(749,377)	$(242,046)	$376,877	$(647,713)	$(270,836)
Commodity futures	2,582,623	(7,802,161)	(5,219,538)	780,247	1,948,629	2,728,876
Total	$3,089,954	$(8,551,538)	$(5,461,584)	$1,157,124	$1,300,916	$2,458,040

The following tables reflect the trading activity for derivative financial instruments for the three and six months ended June 30, 2015 and 2014:

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Three months ended June 30, 2015	Three months ended June 30, 2015	Three months ended June 30, 2014	Three months ended June 30, 2014
Unleveraged	633	755	784	591
Leveraged	195	242	193	201
Commodity L/N	246	245	2,191	2,531
Commodity L/S	2,410	2,448	1,437	1,416
Trust Total	3,484	3,690	4,605	4,739

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2015

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Six months ended June 30, 2015	Six months ended June 30, 2015	Six months ended June 30, 2014	Six months ended June 30, 2014
Unleveraged	1,278	1,344	1,301	1,135
Leveraged	427	476	367	390
Commodity L/N	713	1,122	3,815	3,490
Commodity L/S	4,378	4,069	2,496	2,548
Trust Total	6,796	7,011	7,979	7,563

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2015

8. Financial Highlights

The following represents the per-share operating performance and ratios to the average investors’ interest and other supplemental information for the six months ended June 30, 2015:

	Unleveraged Series					Leveraged Series				Commodity L/N Unleveraged Series		Commodity L/S Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class E Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class E Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2014	$106.61	$124.98	$109.54	$114.70	$108.20	$88.27	$110.68	$90.89	$117.31	$88.15	$85.66	$96.73
Loss from investment operations:
Net investment expense	(1.00)	(0.55)	(0.76)	(0.51)	(0.48)	(1.42)	(0.95)	(1.13)	(1.01)	(0.37)	(0.36)	(0.42)
Net realized and unrealized loss on investment transactions	(2.32)	(2.73)	(2.14)	(2.25)	(1.99)	(5.65)	(7.14)	(5.47)	(7.09)	(1.48)	(1.33)	(4.61)
Total from investment operations	(3.32)	(3.28)	(2.90)	(2.76)	(2.47)	(7.07)	(8.09)	(6.60)	(8.10)	(1.85)	(1.69)	(5.03)
Net asset value per share at June 30, 2015	$103.29	$121.70	$106.64	$111.94	$105.73	$81.20	$102.59	$84.29	$109.21	$86.30	$83.97	$91.70

Total Return:	(3.11)%	(2.62)%	(2.65)%	(2.41)%	(2.28)%	(8.01)%	(7.31)%	(7.26)%	(6.90)%	(2.10)%	(1.97)%	(5.20)%

Ratio to Average Investors’ Interest:
Net investment expense	(0.96)%	(0.45)%	(0.70)%	(0.48)%	(0.45)%	(1.72)%	(0.93)%	(1.28)%	(1.05)%	(0.42)%	(0.43)%	(0.43)%
Expenses	(0.98)%	(0.48)%	(0.73)%	(0.51)%	(0.47)%	(1.71)%	(0.93)%	(1.28)%	(1.05)%	(0.45)%	(0.46)%	(0.45)%

Total return is calculated as the change in the net asset value per share for the six months ended June 30, 2015.  The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the six months ended June 30, 2015. An individual investor’s return may vary from the above based upon the timing of capital transactions.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2015

8. Financial Highlights (continued)

The following represents the per-share operating performance and ratios to the average investors’ interest and other supplemental information for the six months ended June 30, 2014:

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

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
June 30, 2015

9. Subsequent Events

From July 1, 2015 through August 10, 2015, the Trust had subscriptions of $20,000,000 for the Commodity L/N Unleveraged Series and $850,000 for the Unleveraged Series. There were no subscriptions for the Leveraged Series, or the Commodity L/S Unleveraged Series.

The Trust had redemptions of approximately $33,000 for the Unleveraged Series.  There were no redemptions for the Leveraged Series, Commodity L/N Unleveraged Series or the Commodity L/S Unleveraged Series.

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

Index
Liquidity

The majority of each Series' assets are held in liquid short-term interest rate instruments. Each Series takes substantial exposure in futures markets, which requires relatively small deposits, called margin, to hold the positions. As of June 30, 2015, increases (decreases) in cash and cash equivalents amounted to approximately $(8.5m), $0m, $10.0m and $4.4m for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively.  As at June 30, 2015, increases (decreases) in due from broker amounted to approximately $(1.3m), $1.1m, $3.2m and $(4.4m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. Net cash provided by (used in) operations amounted to approximately $(0.2m), $1.6m, $(0.9m) and $(0.3m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. For the period ended June 30, 2015 the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series generated net income (loss) from operations of approximately $(0.9m), $(0.2m), $(3.1m) and $(2.9m), respectively. In general, each unleveraged Series will have about 5% of its assets on deposit with brokers as margin and each leveraged Series will have about 15% of its assets on deposit with brokers as margin, with the balance held in custodial accounts with a major financial institution.

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

Each Series incurs various kinds of credit risk in its operations. In order to facilitate the trading of a Series, assets must be placed with Futures Commission Merchants. Management of the Trust deals only with established registered firms, and monitors their financial condition on an ongoing basis. In addition, if a Series were to enter into over-the-counter transactions (“OTC transactions”), additional counterparty risk would be incurred. There were no OTC transactions during the three and six months ended June 30, 2015 in any Series.

Results of Operations

At June 30, 2015 and December 31, 2014, the Series of the Trust had assets as follows:

Trust Series	June 30, 2015	December 31, 2014
Unleveraged Series	$31,901,585	$40,813,147
Leveraged Series	$3,050,005	$4,765,904
Commodity L/N Unleveraged Series	$156,725,059	$149,927,709
Commodity L/S Unleveraged Series	$53,034,605	$48,923,085
Total	$244,711,254	$244,429,845

At June 30, 2015 and December 31, 2014, the Series of the Trust had liabilities as follows:

Trust Series	June 30, 2015	December 31, 2014
Unleveraged Series	$270,020	$38,670
Leveraged Series	$143,783	$10,524
Commodity L/N Unleveraged Series	$380,735	$2,156,019
Commodity L/S Unleveraged Series	$2,916,344	$40,405
Total	$3,710,882	$2,245,618

Net (loss) income from operations for the Series of the Trust for the six months ended June 30, 2015 and June 30, 2014 was as follows:

Trust Series	June 30, 2015	June 30, 2014
Unleveraged Series	$(868,360)	$(567,421)
Leveraged Series	$(187,933)	$(150,221)
Commodity L/N Unleveraged Series	$(3,077,366)	$2,583,292
Commodity L/S Unleveraged Series	$(2,864,419)	$(743,223)
Total	$(6,998,078)	$1,122,427

Index
The Trust’s net income (loss) is directly related to the performance of the MLM Index™, which the Trust is designed to replicate.    For the six months ended June 30, 2015, MLM Index™ performance and its subsets were (1.62%), (1.50%) and (4.60%) for the MLM Index, MLM Commodity Index L/N and the MLM Commodity Index L/S respectively.  Performance was (0.75%), 2.61% and (1.24%) respectively for the same period ended June 30, 2014.  A Series' performance may be negative in years when the MLM Index™ is positive or have greater losses when the MLM Index™ is negative due to the timing of subscriptions and redemptions, and the fees charged. Since inception of the Trust, the correlation of monthly results between each Series and the MLM Index™ and its subsets adjusted for fees is 0.99.

The following table represents the performance by class for the MLM Index™ Fund for the six months ended June 30, 2015 and 2014.

June 30, 2015

	Unleveraged Series					Leveraged Series				Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class E Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class E Shares	Class D Shares

Total Return:	(3.11)%	(2.62)%	(2.65)%	(2.41)%	(2.28)%	(8.01)%	(7.31)%	(7.26)%	(6.90)%	(2.10)%	(1.97)%	(5.20)%

June 30, 2014

	Unleveraged Series				Leveraged Series				Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class E Shares	Class D Shares

Total Return:	(2.18)%	(1.69)%	(1.71)%	(1.46)%	(4.42)%	(3.69)%	(3.65)%	(3.29)%	1.96%	2.08%	(1.99)%

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

Index
The VAR of each Series is calculated as follows:

1.	The manager calculates the standard deviation of the historical returns of the MLM Index™ and its subsets on an asset-weighted basis over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years. It is important to note that this calculation is made on the historical data of the MLM Index™ and its subsets. It is not based on the actual trading of the Trust and does not include any operational risk. The standard deviation is used to measure the dispersion of the returns of the MLM Index™ and its subsets.
2.	For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability. It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude. The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution. For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100). To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution. For daily returns, this estimate is a loss of 1.05%. For monthly returns the estimate is a loss of 10.33%.
3.	To ascertain a dollar loss amount for each Series, the assets of the Series as of June 30, 2015 are multiplied by the estimate of the risk calculated in step 2 above. The risk estimate is based on the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets. Based on the asset levels as of June 30, 2015, the manager estimates that the amount each Series of the Trust could expect to lose as follows in any given day and in any given month.

Trust Series	Any Given Day	Any Given Month
Unleveraged Series	$0.3 million	$1.7 million
Leveraged Series	$0.1 million	$0.5 million
Commodity L/N Unleveraged Series	$0.7 million	$16.2 million
Commodity L/S Unleveraged Series	$1.5 million	$7.5 million

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

Index
Additional market risk may be attributed to the actual execution of the orders for a Series. Each Series executes the majority of its orders on the same day of each month. As assets of a Series grow, large orders may be placed in periods of reduced liquidity. Such orders may move the markets in which they are executed, adversely affecting the performance of the Trust. The Manager makes every effort to execute all orders efficiently, but general levels of liquidity are beyond the control of management. In certain circumstances, markets may move to the daily trading limits imposed by the exchanges, and a Series may be unable to execute the necessary orders to replicate the MLM Index™ and its subsets, causing extensive slippage.

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

As of the end of the period covered by this Quarterly Report, the Manager’s Chief Executive Officer and the Chief Financial Officer (collectively the “Certifying Officers”), as well as the other key members of our management, maintain a system of disclosure controls and procedures with respect to each Series individually, as well as the Trust as a whole, that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner.

Index
(a)     Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures with respect to each Series individually, as well as the Trust as a whole, and have concluded that our disclosure controls and procedures with respect to each Series individually, as well as the Trust as a whole, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on such evaluation we have concluded these disclosure controls are effective as of June 30, 2015.

(b)   Changes in internal control over financial reporting. There has been no change in management’s internal control over financial reporting that occurred in the this fiscal quarter that has materially affected, or is reasonably likely to materially affect, management’s internal control over financial reporting with respect to each Series individually, as well as the Trust as a whole.

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

Item 1a.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Unleveraged Series					Leveraged Series				Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class E	Class A	Class B	Class C	Class D	Class D	Class E	Class D
Apr-15 Subscriptions	$-	$-	$-	$-	$-	$-	$-	$-	$-	$6,500,000	$-	$4,100,000
Units	-	-	-	-	-	-	-	-	-	74,956	-	41,175
# of Purchasers	-	-	-	-	-	-	-	-	-	2	-	1
Unit Price	$108.11	$127.06	$111.35	$116.74	$110.19	$92.47	$116.37	$95.59	$123.60	$86.72	$84.32	$99.57

May-15 Subscriptions	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Units	-	-	-	-	-	-	-	-	-	-	-	-
# of Purchasers	-	-	-	-	-	-	-	-	-	-	-	-
Unit Price	$104.67	$123.12	$107.89	$113.16	$106.84	$84.02	$105.88	$86.98	$112.55	$86.49	$84.12	$94.14

Jun-15 Subscriptions	$-	$-	$-	$-	$-	$-	$-	$-	$-	$200,000	$-	$-
Units	-	-	-	-	-	-	-	-	-	2,311	-	-
# of Purchasers	-	-	-	-	-	-	-	-	-	1	-	-
Unit Price	$105.86	$124.62	$109.20	$114.58	$108.20	$87.07	$109.86	$90.26	$116.86	$86.56	$84.20	$96.63

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Index
Item 6.	Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K

20  The manager of the Registrant implemented certain changes with respect to its principal officers and its General Partner appointed Managers as set forth in Form 8-K filed February 10, 2015 (incorporated by reference).

(b)	Exhibits

31.1	Certification of Chief Executive Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer of the Manager Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Manager Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MLM INDEX™ FUND

By: Mount Lucas Management LP
Its: Manager

By: /s/ Timothy J. Rudderow, Sr
Timothy J. Rudderow, Sr
Chief Executive Officer

Date: August 10, 2015