Form 10-Q
period 2015-09-30
MLM INDEX FUND
filed 2015-11-12
CIK 1075058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549
FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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
September 30, 2015

Index
Item 1.	Financial Statements.

MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Unleveraged Series

As of September 30, 2015 (Unaudited) and December 31, 2014

ASSETS	September 30, 2015	December 31, 2014

Cash and cash equivalents	$24,119,986		$32,065,884
Due from broker	9,075,999		7,050,518
Net unrealized gain on open futures contracts, at fair value	151,695		1,696,733
Interest receivable	6		12

Total assets	$33,347,686		$40,813,147

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$177,530	$	‒
Brokerage commissions payable	10,898		13,429
Management fee payable	14,020		16,921
Accrued expenses	7,200		8,320

Total liabilities	209,648		38,670

Investors’ interest	33,138,038		40,774,477

Total liabilities and investors’ interest	$33,347,686		$40,813,147

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Unleveraged Series

September 30, 2015 (Unaudited)

Description	Number of Contracts	Unrealized gain/(loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	99	$(11,012)	(0.03)%
	99	(11,012)	(0.03)

Short futures contracts
Financial	(91)	45,606	0.14
Commodity	(240)	117,101	0.35
	(331)	162,707	0.49

Net unrealized gain on open futures contracts, at fair value		$151,695	0.46%

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Unleveraged Series

For the three and nine months ended September 30, 2015 and 2014 (Unaudited)

	For the three months ended September 30, 2015	For the three months ended September 30, 2014	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Investment income
Interest	$5,109	$5,209	$14,599	$13,569

Expenses
Brokerage commissions	33,836	47,006	112,658	125,582
Management fee	41,703	73,474	139,044	171,326
Operating expenses	33,600	59,136	116,029	143,298

Total expenses	109,139	179,616	367,731	440,206

Net investment loss	(104,030)	(174,407)	(353,132)	(426,637)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	720,269	(52,692)	2,037,444	24,861
Net change in unrealized appreciation and depreciation on investments	390,591	1,714,662	(1,545,842)	1,321,918

Net realized and unrealized gain on investments	1,110,860	1,661,970	491,602	1,346,779

Net income	$1,006,830	$1,487,563	$138,470	$920,142

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Unleveraged Series

For the nine months ended September 30, 2015 (Unaudited)

	Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class E Shares	Total Unleveraged Series
Investors’ interest at December 31, 2014	$398,029	$746,869	$1,245	$39,627,310	$1,024	$40,774,477
Subscriptions	-	-	-	850,000	-	850,000
Redemptions	(48,022)	(189,875)	-	(8,387,012)	-	(8,624,909)
Net (loss) income	(2,024)	3,035	4	137,446	9	138,470
Investors’ interest at September 30, 2015	$347,983	$560,029	$1,249	$32,227,744	$1,033	$33,138,038

Shares at December 31, 2014	3,734	5,977	11	345,489	9
Subscriptions	-	-	-	7,406	-
Redemptions	(457)	(1,511)	-	(73,866)	-
Shares at September 30, 2015	3,277	4,466	11	279,029	9
Net asset value per share:
September 30, 2015	$106.19	$125.43	$109.89	$115.50	$109.16

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Unleveraged Series

For the nine months ended September 30, 2015 and 2014 (Unaudited)

	September 30, 2015	September 30, 2014

Cash flows from operating activities
Net income	$138,470	$920,142
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(2,025,481)	(4,075)
Net unrealized gain on open futures contracts	1,545,038	(1,332,440)
Interest receivable	6	(170)
Brokerage commissions payable	(2,531)	116
Management fee payable	(2,901)	5,214
Accrued expenses	(1,120)	213

Net cash and cash equivalents used in operating activities	(348,519)	(411,000)

Cash flows from financing activities
Subscriptions received, net of selling commissions	850,000	22,874,401
Redemptions paid	(8,447,379)	(7,791,111)

Net cash and cash equivalents (used in) provided by financing activities	(7,597,379)	15,083,290

Net (decrease) increase in cash and cash equivalents	(7,945,898)	14,672,290

Cash and cash equivalents at beginning of period	32,065,884	38,783,078

Cash and cash equivalents at end of period	$24,119,986	$53,455,368
Supplemental disclosure of non-cash financing activities:
Redemptions payable	$177,530	$613,438

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM IndexTM Leveraged Series

As of September 30, 2015 (Unaudited) and December 31, 2014

ASSETS	September 30, 2015	December 31, 2014

Cash and cash equivalents	$6,383	$13,333
Due from broker	3,151,084	4,171,516
Net unrealized gain on open futures contracts, at fair value	47,457	570,754
Other assets	-	10,301

Total assets	$3,204,924	$4,765,904

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Brokerage commissions payable	$2,894	$4,007
Management fee payable	3,521	4,926
Accrued expenses	1,861	1,591

Total liabilities	8,276	10,524

Investors’ interest	3,196,648	4,755,380

Total liabilities and investors’ interest	$3,204,924	$4,765,904

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM IndexTM Leveraged Series

September 30, 2015 (Unaudited)

Description	Number of contracts	Unrealized gain/(loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	28	$(384)	(0.01)%
	28	(384)	(0.01)

Short futures contracts
Financial	(27)	12,220	0.38
Commodity	(68)	35,621	1.11
	(95)	47,841	1.49

Net unrealized gain on open futures contracts, at fair value		$47,457	1.48%

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM IndexTM Leveraged Series

For the three and nine months ended September 30, 2015 and 2014 (Unaudited)

	For the three months ended September 30, 2015	For the three months ended September 30, 2014	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Investment income
Interest	$-	$17	$21	$31

Expenses
Brokerage commissions	8,977	10,783	33,017	35,374
Management fee	10,218	12,991	38,646	42,839
Operating expenses	3,260	4,451	12,088	14,621

Total expenses	22,455	28,225	83,751	92,834

Net investment loss	(22,455)	(28,208)	(83,730)	(92,803)

Realized and unrealized gain (loss) on investments
Net realized gain on investments	204,256	11,946	709,521	51,203
Net change in unrealized appreciation and depreciation on investments	108,625	313,549	(523,298)	188,666

Net realized and unrealized gain on investments	312,881	325,495	186,223	239,869

Net income	$290,426	$297,287	$102,493	$147,066

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the nine months ended September 30, 2015 (Unaudited)

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series
Investors’ interest at December 31, 2014	$119,796	$1,055,532	$1,227	$3,578,825	$4,755,380
Subscriptions	-	-	-	-	-
Redemptions	(31,139)	(106,530)	-	(1,523,556)	(1,661,225)
Net income	1,977	12,985	23	87,508	102,493
Investors’ interest at September 30, 2015	$90,634	$961,987	$1,250	$2,142,777	$3,196,648

Shares at December 31, 2014	1,357	9,538	14	30,510
Subscriptions	-	-	-	-
Redemptions	(337)	(1,001)	-	(12,684)
Shares at September 30, 2015	1,020	8,537	14	17,826
Net asset value per share:
September 30, 2015	$88.88	$112.70	$92.62	$120.21

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM IndexTM Leveraged Series

For the nine months ended September 30, 2014 (Unaudited)

	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Total Leveraged Series
Investors’ interest at December 31, 2013	$369,018	$1,118,984	$1,010	$2,974,228	$4,463,240
Subscriptions	─	─	─	─	─
Redemptions	(260,250)	(226,982)	─	(48,824)	(536,056)
Net (loss)/income	(6,058)	27,160	38	125,926	147,066
Investors’ interest at September 30, 2014	$102,710	$919,162	$1,048	$3,051,330	$4,074,250

Shares at December 31, 2013	4,998	12,268	14	31,023
Subscriptions	─	─	─	─
Redemptions	(3,641)	(2,546)	─	(513)
Shares at September 30, 2014	1,357	9,722	14	30,510
Net asset value per share:
September 30, 2014	$75.68	$94.55	$77.63	$100.02

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM IndexTM Leveraged Series

For the nine months ended September 30, 2015 and 2014 (Unaudited)

	September 30, 2015		September 30, 2014
Cash flows from operating activities
Net income		$102,493	$147,066
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities
Net change in operating assets and liabilities
Due from broker		1,020,432	2,019,124
Net unrealized gain on open futures contracts		523,297	(189,745)
Other assets		10,301	─
Brokerage commissions payable		(1,113)	(3,007)
Management fee payable		(1,405)	(4,046)
Accrued expenses		270	252

Net cash and cash equivalents provided by operating activities		1,654,275	1,969,644

Cash flows from financing activities
Redemptions paid		(1,661,225)	(2,314,740)

Net cash and cash equivalents used in financing activities		(1,661,225)	(2,314,740)

Net decrease in cash and cash equivalents		(6,950)	(345,096)

Cash and cash equivalents at beginning of period		13,333	354,768

Cash and cash equivalents at end of period		$6,383	$9,672

Supplemental disclosure of non-cash financing activities:
Redemptions payable	$	─	39,334

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/N Index Unleveraged Series

As of September 30, 2015 (Unaudited) and December 31, 2014

ASSETS	September 30, 2015	December 31, 2014

Cash and cash equivalents	$168,576,057	$145,958,352
Due from broker	3,385,759	3,969,156
Interest receivable	188	201

Total assets	$171,962,004	$149,927,709

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Net unrealized loss on open future contracts, at fair value	-	1,284,583
Brokerage commissions payable	33,330	34,560
Management fee payable	71,654	62,103
Accrued expenses	26,060	24,773
Subscriptions received in advance	-	750,000

Total liabilities	131,044	2,156,019

Investors’ interest	171,830,960	147,771,690

Total liabilities and investors’ interest	$171,962,004	$149,927,709

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM Commodity L/N Index Unleveraged Series

For the three and nine months ended September 30, 2015 and 2014 (Unaudited)

	For the three months ended September 30, 2015	For the three months ended September 30, 2014	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Investment income
Interest	$36,329	$18,842	$80,113	$52,953

Expenses
Brokerage commissions	104,314	98,229	320,799	296,711
Management fee	208,904	165,312	590,220	500,988
Operating expenses	172,132	140,389	488,483	424,675

Total expenses	485,350	403,930	1,399,502	1,222,374

Net investment loss	(449,021)	(385,088)	(1,319,389)	(1,169,421)

Realized and unrealized (loss) gain on investments
Net realized loss on investments	(4,326,314)	(4,757,657)	(7,562,006)	(2,885,410)
Net change in unrealized depreciation and appreciation on investments	261,971	(907,514)	1,290,665	587,864

Net realized and unrealized loss on investments	(4,064,343)	(5,665,171)	(6,271,341)	(2,297,546)

Net loss	$(4,513,364)	$(6,050,259)	$(7,590,730)	$(3,466,967)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

For the nine months ended September 30, 2015 (Unaudited)

	Class D Shares	Class E Shares	Total Commodity L/N Unleveraged Series
Investors’ interest at December 31, 2014	$75,933,667	$71,838,023	$147,771,690
Subscriptions	11,650,000	20,000,000	31,650,000
Transfers	(83,687,952)	83,687,952	-
Net loss	(3,894,877)	(3,695,853)	(7,590,730)
Investors’ interest at September 30, 2015	$838	$171,830,122	$171,830,960

Shares at December 31, 2014	861,429	838,676
Subscriptions	134,223	243,282
Transfers	(995,643)	1,022,814
Shares at September 30, 2015	9	2,104,772
Net asset value per share:
September 30, 2015	$83.86	$81.64

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/N Index Unleveraged Series

For the nine months ended September 30, 2014 (Unaudited)

	Class D Shares	Class E Shares	Total Commodity L/N Unleveraged Series
Investors’ interest at December 31, 2013	$74,744,967	$54,734,130	$129,479,097
Subscriptions	3,700,000	-	3,700,000
Net loss	(2,135,095)	(1,331,872)	(3,466,967)
Investors’ interest at September 30, 2014	$76,309,872	$53,402,258	$129,712,130

Shares at December 31, 2013	819,002	618,735
Subscriptions	39,614	─
Shares at September 30, 2014	858,616	618,735
Net asset value per share:
September 30, 2014	$88.88	$86.31

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/N Index Unleveraged Series

For the nine months ended September 30, 2015 and 2014 (Unaudited)

	September 30, 2015	September 30, 2014

Cash flows from operating activities
Net loss	$(7,590,730)	$(3,466,967)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	583,397	2,917,156
Net unrealized gain on open futures contracts	(1,284,583)	(588,437)
Interest receivable	13	(20)
Brokerage commissions payable	(1,230)	(375)
Management fee payable	9,551	(170)
Accrued expenses	1,287	(13)

Net cash and cash equivalents used in operating activities	(8,282,295)	(1,138,826)

Cash flows from financing activities
Subscriptions received, net of selling commissions	30,900,000	3,950,000

Net cash and cash equivalents provided by financing activities	30,900,000	3,950,000

Net increase in cash and cash equivalents	22,617,705	2,811,174

Cash and cash equivalents at beginning of period	145,958,352	123,776,520

Cash and cash equivalents at end of period	$168,576,057	$126,587,694

Supplemental disclosure of non-cash financing activities:
Subscriptions recorded which were received in advance	$750,000	-

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

MLM Commodity L/S Index Unleveraged Series

As of September 30, 2015 (Unaudited) and December 31, 2014

ASSETS	September 30, 2015	December 31, 2014

Cash and cash equivalents	$41,871,106	$37,609,364
Due from broker	13,418,040	6,573,368
Net unrealized gain on open futures contracts, at fair value	677,522	4,740,311
Interest receivable	35	42

Total assets	$55,966,703	$48,923,085

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	8,133,000	‒
Brokerage commissions payable	13,812	14,352
Management fee payable	22,748	19,199
Accrued expenses	7,276	6,854

Total liabilities	8,176,836	40,405

Investors’ interest	47,789,867	48,882,680

Total liabilities and investors’ interest	$55,966,703	$48,923,085

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

MLM Commodity L/S Index Unleveraged Series

September 30, 2015 (Unaudited)

Description	Number of contracts	Unrealized gain	Percentage of investors’ interest

Futures*

Short futures contracts
Commodity	(1,390)	$677,522	1.42%

Net unrealized gain on open futures contracts, at fair value		$677,522	1.42%

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

MLM Commodity L/S Index Unleveraged Series

For the three and nine months ended September 30, 2015 and 2014 (Unaudited)

	For the three months ended September 30, 2015	For the three months ended September 30, 2014	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Investment income
Interest	$9,390	$5,071	$20,776	$13,556

Expenses
Brokerage commissions	53,398	38,373	155,289	113,398
Management fee	66,749	47,966	194,113	141,747
Operating expenses	53,920	40,439	156,832	119,912

Total expenses	174,067	126,778	506,234	375,057

Net investment loss	(164,677)	(121,707)	(485,458)	(361,501)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	2,413,223	(542,367)	6,887,487	(1,374,300)
Net change in unrealized appreciation and depreciation on investments	2,956,060	2,921,636	(4,061,842)	3,250,140

Net realized and unrealized gain on investments	5,369,283	2,379,269	2,825,645	1,875,840

Net income	$5,204,606	$2,257,562	$2,340,187	$1,514,339

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS’ INTEREST

MLM Commodity L/S Index Unleveraged Series

For the nine months ended September 30, 2015 (Unaudited)

Total Commodity L/S Unleveraged Series

Investors’ interest at December 31, 2014	$48,882,680
Subscriptions	4,700,000
Redemptions	(8,133,000)
Net income	2,340,187
Investors’ interest at September 30, 2015	$47,789,867

Shares at December 31, 2014	505,367
Subscriptions	47,718
Redemptions	(80,437)
Shares at September 30, 2015	472,648
Net asset value per share:
September 30, 2015	$101.11

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

MLM Commodity L/S Index Unleveraged Series

For the nine months ended September 30, 2015 and 2014 (Unaudited)

	September 30, 2015	September 30, 2014

Cash flows from operating activities
Net income	$2,340,187	$1,514,339
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities
Net change in operating assets and liabilities
Due from broker	(6,844,672)	1,395,652
Net unrealized gain on open futures contracts	4,062,789	(3,250,703)
Interest receivable	7	(41)
Brokerage commissions payable	(540)	161
Management fee payable	3,549	1,443
Accrued expenses	422	107

Net cash and cash equivalents used in operating activities	(438,258)	(339,042)

Cash flows from financing activities
Subscriptions received, net of selling commissions	4,700,000	5,225,000

Net cash and cash equivalents provided by financing activities	4,700,000	5,225,000

Net increase in cash and cash equivalents	4,261,742	4,885,958

Cash and cash equivalents at beginning of period	37,609,364	32,852,364

Cash and cash equivalents at end of period	$41,871,106	$37,738,322

Supplemental disclosure of non-cash financing activities:
Redemptions payable	$8,133,000	-

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED STATEMENTS OF FINANCIAL CONDITION

Trust Total

As of September 30, 2015 (Unaudited) and December 31, 2014

ASSETS	September 30, 2015	December 31, 2014

Cash and cash equivalents	$234,573,532		$215,646,933
Due from broker	29,030,882		21,764,558
Net unrealized gain on open futures contracts, at fair value	876,674		7,007,798
Interest receivable	229		255
Other assets	-		10,301

Total assets	$264,481,317		$244,429,845

LIABILITIES AND INVESTORS’ INTEREST

Liabilities
Redemptions payable	$8,310,530	$	─
Net unrealized loss on open future contracts, at fair value	─		1,284,583
Brokerage commissions payable	60,934		66,348
Management fee payable	111,943		103,149
Subscriptions received in advance	─		750,000
Accrued expenses	42,397		41,538

Total liabilities	8,525,804		2,245,618

Investors’ interest	255,955,513		242,184,227

Total liabilities and investors’ interest	$264,481,317		$244,429,845

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

CONDENSED SCHEDULE OF INVESTMENTS

Trust Total

September 30, 2015 (Unaudited)

Description	Number of contracts	Unrealized gain/(loss)	Percentage of investors’ interest

Futures*

Long futures contracts
Financial	127	$(11,396)	0.00%
	127	(11,396)	0.00

Short futures contracts
Financial	(118)	57,826	0.02
Commodity	(1,698)	830,244	0.32
	(1,816)	888,070	0.34
Net unrealized gain on open futures contracts, at fair value		$876,674	0.34%

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Trust Total

For the three and nine months ended September 30, 2015 and 2014 (Unaudited)

	For the three months ended September 30, 2015	For the three months ended September 30, 2014	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Investment income
Interest	$50,828	$29,139	$115,509	$80,109

Expenses
Brokerage commissions	200,525	194,391	621,763	571,065
Management fee	327,574	299,743	962,023	856,900
Operating expenses	262,912	244,415	773,432	702,506

Total expenses	791,011	738,549	2,357,218	2,130,471

Net investment loss	(740,183)	(709,410)	(2,241,709)	(2,050,362)

Realized and unrealized (loss) gain on investments
Net realized (loss) gain on investments	(988,566)	(5,340,770)	2,072,446	(4,183,646)
Net change in unrealized appreciation and depreciation on investments	3,717,247	4,042,333	(4,840,317)	5,348,588

Net realized and unrealized gain (loss) on investments	2,728,681	(1,298,437)	(2,767,871)	1,164,942

Net income (loss)	$1,988,498	$(2,007,847)	$(5,009,580)	$(885,420)

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CHANGES IN INVESTORS INTEREST

Trust Total

For the nine months ended September 30, 2015 (Unaudited)

Total investor interest
Investors’ interest at December 31, 2014	$242,184,227
Subscriptions	37,200,000
Redemptions	(18,419,134)
Net loss	(5,009,580)

Investors’ interest at September 30, 2015	$255,955,513

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

See Notes to Unaudited Condensed Financial Statements.

Index
MLM INDEX™ FUND

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Trust Total

For the nine months ended September 30, 2015 and 2014 (Unaudited)

	September 30, 2015	September 30, 2014

Cash flows from operating activities
Net loss	$(5,009,580)	$(885,420)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities
Net change in operating assets and liabilities
Due from broker	(7,266,324)	6,327,857
Net unrealized gain on open futures contracts	4,846,541	(5,361,325)
Interest receivable	26	(231)
Other assets	10,301	─
Brokerage commissions payable	(5,414)	(3,105)
Management fee payable	8,794	2,441
Accrued expenses	859	559

Net cash and cash equivalents (used in) provided by operating activities	(7,414,797)	80,776

Cash flows from financing activities
Subscriptions received, net of selling commissions	36,450,000	32,049,401
Redemptions paid	(10,108,604)	(10,105,851)

Net cash and cash equivalents provided by financing activities	26,341,396	21,943,550

Net increase in cash and cash equivalents	18,926,599	22,024,326

Cash and cash equivalents at beginning of period	215,646,933	195,766,730

Cash and cash equivalents at end of period	$234,573,532	$217,791,056

Supplemental disclosure of non-cash financing activities:
Redemptions payable	$8,310,530	$652,772
Subscriptions recorded which were received in advance	$750,000	$-

See Notes to Unaudited Condensed Financial Statements.

Index

MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements
September 30, 2015

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

At September 30, 2015, the MLM Index™ Fund is comprised of four series: the MLM Index™ Unleveraged Series (“Unleveraged Series”), the MLM Index™ Leveraged Series (“Leveraged Series”), the MLM Commodity L/N Index Unleveraged Series (“Commodity L/N” or “Commodity L/N Unleveraged Series”) and the MLM Commodity L/S Index Unleveraged Series (“Commodity L/S” or “Commodity L/S Unleveraged Series”). MLM Index™ Fund and its series are collectively referred to herein as the “Trust”.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted. In the opinion of the Manager, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial positions of the Trust and each Series as of September 30, 2015 and the results of its operations for the three and nine months ended September 30, 2015 and 2014. The operating results for these interim periods may not be indicative of the results expected for a full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2015

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

Due from Broker

Each Series' trading activities utilize one broker located in the United States. Due from broker represents cash balances held, and amounts receivable or payable for transactions not settled at September 30, 2015 and December 31, 2014. Balances may be in excess of insured amounts or not covered by insurance.

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
September 30, 2015

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

As required by US GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2015 and December 31, 2014, all of the derivative instruments held by the Trust are fair valued based on quoted prices in active markets (Level 1).

Each Series' trading positions are valued at fair value and cash equivalents are carried at their net asset value per share including accrued interest, as applicable. All positions including the net unrealized appreciation or depreciation are included under the caption “net unrealized gain (loss) on open futures contracts” on the statements of financial condition. Fair value is principally based on quoted market prices or broker or dealer price quotations. The resulting change in unrealized profit or loss is reflected in net gain (loss) on change in unrealized appreciation and depreciation on investments on the statements of operations.

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

All of the Series of the Trust recognize tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions were “more likely than not” to be sustained assuming examination by tax authorities. The Manager concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. The Trust has elected an accounting policy to classify interest and penalties related to income taxes as interest or other expense.

Redemptions Payable

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value of each Series by the number of outstanding investors’ interests for that Series.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2015

3. Cash and Cash Equivalents

The Trust’s cash and cash equivalents consisted of:

September 30, 2015	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Overnight money markets	$612,000	$-	$22,769,000	$4,216,000	$27,597,000
U.S. Government Agency Securities	23,409,114	-	145,729,273	37,619,649	206,758,036
Cash	97,569	4,903	75,999	33,785	212,256
Cash in Checking Account	1,303	1,480	1,785	1,672	6,240
Total	$24,119,986	$6,383	$168,576,057	$41,871,106	$234,573,532

December 31, 2014	Unleveraged Series	Leveraged Series	Commodity L/N Unleveraged Series	Commodity L/S Unleveraged Series	Trust Total
Overnight money markets	$52,000	$7,000	$24,236,000	$4,976,000	$29,271,000
U.S. Government Agency Securities	31,848,975	─	121,596,138	32,548,659	185,993,772
Cash	163,392	4,903	125,067	83,561	376,923
Cash in checking accounts	1,517	1,430	1,147	1,144	5,238
Total	$32,065,884	$13,333	$145,958,352	$37,609,364	$215,646,933

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2015

4. Investors’ Interest

The Trust is comprised of four series: the Unleveraged Series, which attempts to replicate the Index without leverage, the Leveraged Series, which attempts to replicate the Index at three times leverage, the Commodity L/N Unleveraged Series which attempts to replicate the MLM Commodity Long/Neutral Index without leverage and the Commodity L/S Unleveraged Series which attempts to replicate the MLM Commodity Long/Short Index without leverage (collectively, the “Series”). The MLM Commodity L/S Index is a subset of the MLM Index and contains only the commodity futures contracts of the entire MLM Index. The MLM Commodity L/N Index contains the same commodity futures contracts, but does not have short positions when the MLM Index algorithm indicates a short position in a particular contract. Class A, Class B, Class C, Class D and Class E shares are sold by authorized selling agents appointed by the Manager to accredited investors at a price equal to each Class’s net asset value. Shares may be redeemed at net asset value as of the last day of any month upon at least ten business days’ written notice to the Manager. As of September 30, 2015, the Commodity L/N Leveraged Series and the Commodity L/S Leveraged Series have not commenced trading and have no assets. In addition, as of September 30, 2015, the Commodity L/N Unleveraged Series and the Commodity L/S Unleveraged Series have never had any investors in classes A, B or C. Furthermore, as of September 30, 2015, the Leveraged Series and the Commodity L/S Unleveraged Series have never had any investors in class E.

The Manager allocates profits and losses among the investors of a Series based on the balance in each investor’s capital account.

The Class A and Class C shares are subject to a sales commission of 0% to 4% of the subscription amount, payable to the selling agent from the investor’s investment for each series. The amount of the sales commission will be determined by the selling agent.

5. Margin Requirements

The Trust had margin requirements as follows at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Unleveraged Series	$1,046,129	$1,008,048
Leveraged Series	299,708	350,268
Commodity L/N Unleveraged Series	-	901,780
Commodity L/S Unleveraged Series	3,270,599	2,582,938

Total	$4,616,436	$4,843,034

Each Series' margin requirements were satisfied by net unrealized profits and cash at the broker.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2015

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
September 30, 2015
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
September 30, 2015
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

The following tables reflect the fair value of each Series derivative financial instruments at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Unleveraged Series	Asset	Liability	Asset	Liability
Financial futures	$203,527	$(168,933)	$666,959	$	─
Commodity futures	235,336	(118,235)	1,154,369		(124,595)
Total	$438,863	$(287,168)	$1,821,328		$(124,595)

	September 30, 2015		December 31, 2014
Leveraged Series	Asset	Liability	Asset	Liability
Financial futures	$60,145	$(48,309)	$225,238	$	─
Commodity futures	68,491	(32,870)	383,895		(38,379)
Total	$128,636	$(81,179)	$609,133		$(38,379)

	September 30, 2015				December 31, 2014
Commodity L/N Unleveraged Series	Asset		Liability		Asset		Liability
Commodity futures	$	─	$	─	$	─	$(1,284,583)
Total	$	─	$	─	$	─	$(1,284,583)

	September 30, 2015		December 31, 2014
Commodity L/S Unleveraged Series	Asset	Liability	Asset	Liability
Commodity futures	$1,349,542	$(672,020)	$5,320,855	$(580,544)
Total	$1,349,542	$(672,020)	$5,320,855	$(580,544)

	September 30, 2015		December 31, 2014
Trust Total	Asset	Liability	Asset	Liability
Financial futures	$263,672	$(217,242)	$892,197	$	─
Commodity futures	1,653,369	(823,125)	6,859,119		(2,028,101)
Total	$1,917,041	$(1,040,367)	$7,751,316		$(2,028,101)

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2015

7. Derivative Financial Instruments (continued)

The following tables reflect the realized and unrealized gains (losses) from derivative financial instruments for the three and nine months ended September 30, 2015 and 2014. (Included in the unrealized gain (loss) amounts on the Condensed Statement of Operations for September 30, 2015 and 2014, are unrealized gains (losses) from U.S. Government Agency Securities and unrealized gains (losses) from currency positions.):

	Three months ended September 30, 2015			Three months ended September 30, 2014
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$388,767	$(77,233)	$311,534	$190,537	$690,674	$881,211
Commodity futures	336,987	467,119	804,106	(243,229)	1,038,864	795,635
Total	$725,754	$389,886	$1,115,640	$(52,692)	$1,729,538	$1,676,846

	Three months ended September 30, 2015			Three months ended September 30, 2014
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$110,808	$(19,157)	$91,651	$58,326	$120,498	$178,824
Commodity futures	95,062	127,782	222,844	(46,380)	196,911	150,531
Total	$205,870	$108,625	$314,495	$11,946	$317,409	$329,355

	Three months ended September 30, 2015			Three months ended September 30, 2014
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(4,326,562)	$252,890	$(4,073,672)	$(4,757,657)	$(908,249)	$(5,665,906)
Total	$(4,326,562)	$252,890	$(4,073,672)	$(4,757,657)	$(908,249)	$(5,665,906)

	Three months ended September 30, 2015			Three months ended September 30, 2014
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$2,413,174	$2,953,596	$5,366,770	$(542,367)	$2,921,711	$2,379,344
Total	$2,413,174	$2,953,596	$5,366,770	$(542,367)	$2,921,711	$2,379,344

	Three months ended September 30, 2015			Three months ended September 30, 2014
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$499,575	$(96,390)	$403,185	$248,863	$811,172	$1,060,035
Commodity futures	(1,481,339)	3,801,387	2,320,048	(5,589,633)	3,249,237	(2,340,396)
Total	$(981,764)	$3,704,997	$2,723,233	$(5,340,770)	$4,060,409	$(1,280,361)

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2015

7. Derivative Financial Instruments (continued)

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
Unleveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$738,988	$(632,365)	$106,623	$466,151	$203,696	$669,847
Commodity futures	1,324,970	(912,673)	412,297	(441,290)	1,128,744	687,454
Total	$2,063,958	$(1,545,038)	$518,920	$24,861	$1,332,440	$1,357,301

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
Leveraged	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$267,918	$(213,402)	$54,516	$159,589	$(40,237)	$119,352
Commodity futures	450,811	(309,895)	140,916	(108,386)	229,982	121,596
Total	$718,729	$(523,297)	$195,432	$51,203	$189,745	$240,948

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
Commodity L/N	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$(7,562,070)	$1,284,583	$(6,277,487)	$(2,885,410)	$588,437	$(2,296,973)
Total	$(7,562,070)	$1,284,583	$(6,277,487)	$(2,885,410)	$588,437	$(2,296,973)

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
Commodity L/S	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity futures	$6,887,573	$(4,062,789)	$2,824,784	$(1,374,300)	$3,250,703	$1,876,403
Total	$6,887,573	$(4,062,789)	$2,824,784	$(1,374,300)	$3,250,703	$1,876,403

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
Trust Total	Realized	Unrealized	Total	Realized	Unrealized	Total
Financial futures	$1,006,906	$(845,767)	$161,139	$625,740	$163,459	$789,199
Commodity futures	1,101,284	(4,000,774)	(2,899,490)	(4,809,386)	5,197,866	388,480
Total	$2,108,190	$(4,846,541)	$(2,738,351)	$(4,183,646)	$5,361,325	$1,177,679

The following tables reflect the trading activity for derivative financial instruments for the three months and nine months ended September 30, 2015 and 2014:

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Three months ended September 30, 2015	Three months ended September 30, 2015	Three months ended September 30, 2014	Three months ended September 30, 2014
Unleveraged	627	601	738	660
Leveraged	177	167	146	134
Commodity L/N	1,684	1,922	482	1,299
Commodity L/S	2,279	2,372	943	681
Trust Total	4,767	5,062	2,309	2,774

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2015

7. Derivative Financial Instruments (continued)

	Number of Contracts Opened	Number of Contracts Closed	Number of Contracts Opened	Number of Contracts Closed
	Nine months ended September 30, 2015	Nine months ended September 30, 2015	Nine months ended September 30, 2014	Nine months ended September 30, 2014
Unleveraged	1,905	1,945	2,039	1,795
Leveraged	604	643	513	524
Commodity L/N	2,397	3,044	4,297	4,789
Commodity L/S	6,657	6,441	3,439	3,229
Trust Total	11,563	12,073	10,288	10,337

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2015

8. Financial Highlights

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the nine months ended September 30, 2015:

	Unleveraged Series					Leveraged Series				Commodity L/N Unleveraged Series		Commodity L/S Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class E Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class E Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2014	$106.61	$124.98	$109.54	$114.70	$108.20	$88.27	$110.68	$90.89	$117.31	$88.15	$85.66	$96.73
Income (loss) from investment operations:
Net investment expense	(1.49)	(0.82)	(1.12)	(0.75)	(0.71)	(2.11)	(1.42)	(1.67)	(1.51)	(0.55)	(0.53)	(0.62)
Net realized and unrealized gain (loss) on investment transactions	1.07	1.27	1.47	1.55	1.67	2.72	3.44	3.40	4.41	(3.74)	(3.49)	5.00
Total from investment operations	(0.42)	0.45	0.35	0.80	0.96	0.61	2.02	1.73	2.90	(4.29)	(4.02)	4.38
Net asset value per share at September 30, 2015	$106.19	$125.43	$109.89	$115.50	$109.16	$88.88	$112.70	$92.62	$120.21	$83.86	$81.64	$101.11

Total Return:	(0.39)%	0.36%	0.32%	0.70%	0.89%	0.69%	1.83%	1.90%	2.47%	(4.87)%	(4.69)%	4.53%

Ratio to Average Investors’ Interest:
Net investment expense	(1.44)%	(0.69)%	(1.03)%	(0.67)%	(0.65)%	(2.43)%	(1.30)%	(1.84)%	(1.36)%	(0.85)%	(0.49)%	(0.65)%
Expenses	(1.49)%	(0.74)%	(1.07)%	(0.71)%	(0.69)%	(2.42)%	(1.30)%	(1.83)%	(1.36)%	(0.91)%	(0.53)%	(0.69)%

Total return is calculated as the change in the net asset value per share for the nine months ended September 30, 2015. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the nine months ended September 30, 2015.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2015

8. Financial Highlights (continued)

The following represents the per share operating performance and ratios to the average investors’ interest and other supplemental information for the nine months ended September 30, 2014:

	Unleveraged Series						Leveraged Series				Commodity L/N Unleveraged Series		Commodity L/S Unleveraged Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class E Shares		Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class E Shares	Class D Shares

Per share operating performance:
Net asset value per share at December 31, 2013/issuance	$101.57	$117.90	$103.38	$107.71	$100.00	(1)	$73.83	$91.22	$74.84	$95.88	$91.26	$88.46	$85.08
Loss from investment operations:
Net investment expense	(1.42)	(0.78)	(1.07)	(0.71)	(0.22)		(1.76)	(1.18)	(1.38)	(1.25)	(0.60)	(0.59)	(0.55)
Net realized and unrealized gain (loss) on investment transactions	1.37	1.61	1.75	1.84	2.83		3.61	4.51	4.17	5.39	(1.78)	(1.56)	3.15
Total from investment operations	(0.05)	0.83	0.68	1.13	2.61		1.85	3.33	2.79	4.14	(2.38)	(2.15)	2.60
Net asset value per share at September 30, 2014	$101.52	$118.73	$104.06	$108.84	$102.61		$75.68	$94.55	$77.63	$100.02	$88.88	$86.31	$87.68

Total Return:	(0.05)%	0.70%	0.66%	1.05%	2.61	%(2)	2.51%	3.65%	3.73%	4.32%	(2.61)%	(2.43)%	3.06%

Ratio to Average Investors’ Interest:
Net investment expense	(1.60)%	(0.68)%	(1.04)%	(0.66)%	(0.22	%(2)	(2.91)%	(1.35)%	(1.86)%	(1.31)%	(0.66)%	(0.66)%	(0.63)%
Expenses	(1.63)%	(0.71)%	(1.07)%	(0.69)%	(0.22%	)(2)	(2.89)%	(1.33)%	(1.85)%	(1.30)%	(0.70)%	(0.70)%	(0.66)%

Total return is calculated as the change in the net asset value per share for the nine months ended September 30, 2014. The per share operating performance and ratios are computed based upon the weighted average shares outstanding and the weighted average of investors’ interest, respectively for each class, for the nine months ended September 30, 2014.
(1)	Net asset value at the date of issuance
(2)	Total return, ratio of Net investment expense and expenses calculated from date of issuance.

Index
MLM Index ™ Fund
Notes to Unaudited Condensed Financial Statements (continued)
September 30, 2015

9. Subsequent Events

From October 1, 2015 through November 11, 2015, the Trust had redemptions of approximately $150,000 for the Unleveraged Series and no subscriptions. There were no subscriptions or redemptions for the Leveraged, Commodity L/N Unleveraged Series or the Commodity L/S Unleveraged Series.

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

Each Series' assets are held in separate custodial accounts at State Street Bank and Trust (the “Bank”). The Trust has contracted with Aberdeen Asset Management (“Aberdeen”) to manage the money in these accounts so as to maximize the interest income which accrues to each Series, while maintaining strict credit controls as determined by the CE Act. When Citigroup Global Markets requires additional assets to maintain the positions for a Series, the Bank makes a wire transfer to Citigroup Global Markets. If Citigroup Global Markets has surplus assets in a Series account, Citigroup Global Markets makes a wire transfer to the account at the Bank.

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

Index
Liquidity

The majority of each Series' assets are held in liquid short-term interest rate instruments. Each Series takes substantial exposure in futures markets, which requires relatively small deposits, called margin, to hold the positions. As of September 30, 2015, increases (decreases) in cash and cash equivalents amounted to approximately $(7.9m), $0, $22.6m and $4.3m for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. As at September 30, 2015, increases (decreases) in due from broker amounted to approximately $2.0m, ($1.0m), ($0.6m) and $6.8m for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. Net cash provided by (used in) operations amounted to approximately $(0.3m), $1.7m, $(8.3m) and $(0.4m) for the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series of the Trust, respectively. For the period ended September 30, 2015, the Unleveraged Series, Leveraged Series, Commodity L/N Series and the Commodity L/S Series generated net income (loss) from operations of approximately $0.1m, $0.1m, $(7.6m) and $2.3m, respectively. In general, each unleveraged Series will have about 5% of its assets on deposit with brokers as margin and each leveraged Series will have about 15% of its assets on deposit with brokers as margin, with the balance held in custodial accounts with a major financial institution.

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

Each Series incurs various kinds of credit risk in its operations. In order to facilitate the trading of a Series, assets must be placed with Futures Commission Merchants. Management of the Trust deals only with established registered firms, and monitors their financial condition on an ongoing basis. In addition, if a Series were to enter into over-the-counter transactions (“OTC transactions”), additional counterparty risk would be incurred. There were no OTC transactions during the nine months ended September 30, 2015 in any Series.

Results of Operations

At September 30, 2015 and December 31, 2014, the Series of the Trust had assets as follows:

Trust Series	September 30, 2015	December 31, 2014
Unleveraged Series	$33,347,686	$40,813,147
Leveraged Series	$3,204,924	$4,765,904
Commodity L/N Unleveraged Series	$171,962,004	$149,927,709
Commodity L/S Unleveraged Series	$55,966,703	$48,923,085
Total	$264,481,317	$244,429,845

At September 30, 2015 and December 31, 2014, the Series of the Trust had liabilities as follows:

Trust Series	September 30, 2015	December 31, 2014
Unleveraged Series	$209,648	$38,670
Leveraged Series	$8,276	$10,524
Commodity L/N Unleveraged Series	$131,044	$2,156,019
Commodity L/S Unleveraged Series	$8,176,836	$40,405
Total	$8,525,804	$2,245,618

Net income (loss) from operations for the Series of the Trust for the nine months ended September 30, 2015 and September 30, 2014 was as follows:

Trust Series	September 30, 2015	September 30, 2014
Unleveraged Series	$138,470	$920,142
Leveraged Series	$102,493	$147,066
Commodity L/N Unleveraged Series	$(7,590,730)	$(3,466,967)
Commodity L/S Unleveraged Series	$2,340,187	$1,514,339
Total	$(5,009,580)	$(885,420)

Index
The Trust’s net income (loss) is directly related to the performance of the MLM Index™, which the Trust is designed to replicate. For the nine months ended September 30, 2015, MLM Index™ performance and its subsets were 1.88%, (3.98%) and 5.59% for the MLM Index, MLM Commodity Index L/N and the MLM Commodity Index L/S respectively. Performance was 2.14%, (1.66%) and 4.21% respectively for the same period ended September 30, 2014. A Series' performance may be negative in years when the MLM Index™ is positive or have greater losses when the MLM Index™ is negative due to the timing of subscriptions and redemptions, and the fees charged. Since inception of the Trust, the correlation of monthly results between each Series and the MLM Index™ and its subsets adjusted for fees is 0.99.

The following table represents the performance by class for the MLM Index™ Fund for the nine months ended September 30, 2015 and 2014.

September 30, 2015

	Unleveraged Series					Leveraged Series				Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class E Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class E Shares	Class D Shares

Total Return:	(0.39)%	0.36%	0.32%	0.70%	0.89%	0.69%	1.83%	1.90%	2.47%	(4.87)%	(4.69)%	4.53%

September 30, 2014

	Unleveraged Series					Leveraged Series				Unleveraged Commodity L/N Series		Unleveraged Commodity L/S Series
	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class E Shares	Class A Shares	Class B Shares	Class C Shares	Class D Shares	Class D Shares	Class E Shares	Class D Shares

Total Return:	(0.05)%	0.70%	0.66%	1.05%	2.61%	2.51%	3.65%	3.73%	4.32%	(2.61)%	(2.43)%	3.06%

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

Index
The VAR of each Series is calculated as follows:

1.	The manager calculates the standard deviation of the historical returns of the MLM Index™ and its subsets on an asset-weighted basis over two time periods, using daily returns over the preceding 1 year ending at the date of this report, and using monthly returns over the preceding 10 years. It is important to note that this calculation is made on the historical data of the MLM Index™ and its subsets. It is not based on the actual trading of the Trust and does not include any operational risk. The standard deviation is used to measure the dispersion of the returns of the MLM Index™ and its subsets.
2.	For the purposes of VAR, one attempts to estimate the size of a loss that may occur with some small probability. It does not estimate the possibility of some total loss, only the probability of a loss of some magnitude. The calculation is complicated by the fact that the standard deviation of the distribution assumes a normal distribution, which may or may not be a good estimate of the actual distribution. For the purposes of this estimate, the Manager has chosen to calculate the size of a daily and monthly loss that might occur with a probability of 1% (1 chance in 100). To do this, the standard deviation is multiplied by 2.35 to the standard 99% confidence interval, and by 1.5 to adjust for the possibility of a non-normal distribution. For the Trust as a whole, this estimate is a loss of 1.23% for the daily returns. For monthly returns the estimate is a loss of 10.17%.
3.	To ascertain a dollar loss amount for each Series, the assets of the Series as of September 30, 2015 are multiplied by the estimate of the risk calculated in step 2 above. The risk estimate is based on the unleveraged and leveraged series of the Trust, with the leveraged assets having three times the risk of the unleveraged assets. Based on the asset levels as of September 30, 2015, the manager estimates that the amount each Series of the Trust could expect to lose as follows in any given day and in any given month.

Trust Series	Any Given Day	Any Given Month
Unleveraged Series	$0.4 million	$1.8 million
Leveraged Series	$0.1 million	$0.5 million
Commodity L/N Unleveraged Series	$1.0 million	$17.3 million
Commodity L/S Unleveraged Series	$1.9 million	$8.0 million

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

Index
(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures with respect to each Series individually, as well as the Trust as a whole, and have concluded that our disclosure controls and procedures with respect to each Series individually, as well as the Trust as a whole, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Based on such evaluation we have concluded these disclosure controls are effective as of September 30, 2015.

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

Item 1a.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Unleveraged Series					Leveraged Series				Unleveraged Commodity L/N Series			Unleveraged Commodity L/S Series
	Class A	Class B	Class C	Class D	Class E	Class A	Class B	Class C	Class D	Class D		Class E	Class D
Jul-15 Subscriptions	$-	$-	$-	$-	$-	$-	$-	$-	$-		$-	$-	$600,000
Subscriptions Units	-	-	-	-	-	-	-	-	-		-	-	6,543
# of Purchasers	-	-	-	-	-	-	-	-	-		-	-	1
Unit Price	$103.29	$121.70	$106.64	$111.94	$105.73	$81.20	$102.59	$84.29	$109.21		$86.30	$83.97	$91.70

Aug-15 Subscriptions	$-	$-	$-	$850,000	$-	$-	$-	$-	$-	$		$20,000,000	$-
Subscriptions Units	-	-	-	7,406	-	-	-	-	-			243,282	-
# of Purchasers	-	-	-	1	-	-	-	-	-			1	-
Unit Price	$105.78	$124.74	$109.29	$114.77	$108.43	$87.42	$110.57	$90.86	$117.78		$84.48	$82.21	$99.23

Sep-15 Subscriptions	$-	$-	$-	$-	$-	$-	$-	$-	$-		$-	$-	$-
Subscriptions Units	-	-	-	-	-	-	-	-	-		-	-	-
# of Purchasers	-	-	-	-	-	-	-	-	-		-	-	-
Unit Price	$105.17	$124.13	$108.75	$114.25	$107.96	$86.06	$108.99	$89.57	$116.18		$83.93	$81.70	$98.71

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Index
Item 6.	Exhibits and Reports of Form 8-K.

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

Date: November 11, 2015